Form 10-Q
period 1999-09-30
CITIZENS HOLDING CO /MS/
filed 1999-11-15
CIK 1075706

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-25221


                            CITIZENS HOLDING COMPANY

State of Incorporation or other jurisdiction of             I.R.S. Employer
     incorporation or organization                       Identification Number
               Mississippi                                    64-0666512

Citizens Holding Company
521 Main Street
Philadelphia, MS 39350
(601) 656-4692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1999.


          Title                                    Outstanding
Common Stock, $.20 par value                        3,308,750

                            CITIZENS HOLDING COMPANY
                 THIRD QUARTER 1999 INTERIM FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998

                  Unaudited Consolidated Statements of Income
                  Three months and nine months ended September 30, 1999 and 1998

                  Unaudited Consolidated Statements of Comprehensive Income
                  Three months and nine months ended September 30, 1999 and 1998

                  Unaudited Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                  Notes to Unaudited Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                              PART 1. CONSOLIDATED FINANCIAL STATEMENTS




CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CONDITION
(UNAUDITED)


                                                                                   September 30,     December 31,
                          ASSETS                                                       1999             1998
                                                                                   -------------    -------------

Cash and due from banks                                                            $  14,248,781    $  15,234,594
Interest bearing balances at Federal Home Loan Bank                                      591,229        1,063,244
Federal funds sold                                                                     2,500,000        4,500,000
                                                                                   -------------    -------------

Cash and cash equivalents                                                             17,340,010       20,797,838
Federal Home Loan Bank stock                                                           1,039,000          918,500
Investment securities available for sale, at fair value                               96,948,186       90,620,004
Loans, net of allowance for loan losses of
$3,050,000 in 1999 and $2,900,000 in 1998                                            225,281,011      208,449,416
Premises and equipment, net                                                            4,330,753        4,433,652
Other real estate owned, net                                                             277,446           57,094
Accrued interest receivable                                                            3,888,611        3,697,109
Cash value of life insurance                                                           2,635,691        2,516,361
Goodwill (net)                                                                           666,606          716,862
Other Assets                                                                           3,106,365        2,024,973
                                                                                   -------------    -------------

TOTAL                                                                              $ 355,513,679    $ 334,231,809
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                                         $  40,785,935    $  37,983,554
Interest-bearing NOW and money market accounts                                        84,998,600       68,391,505
Savings deposits                                                                      19,976,489       19,106,323
Certificates of deposit                                                              151,906,522      156,760,846
                                                                                   -------------    -------------
Total deposits                                                                       297,667,546      282,242,228

Accrued interest payable                                                               1,217,123        1,274,059
Federal Home Loan Bank advances                                                       10,000,000       10,000,000
Federal funds Purchased                                                                3,000,000                0
ABE loan liability                                                                     2,691,125        2,416,327
Treasury tax and loan note option                                                        700,000          700,000
Directors deferred compensation payable                                                  787,981          718,868
Income taxes payable                                                                     275,505                0
Other liabilities                                                                        350,947          225,390
                                                                                   -------------    -------------

Total liabilities                                                                    316,690,227      297,576,872
                                                                                   -------------    -------------

Minority interest in consolidated subsidiaries                                         1,260,653        1,199,628

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares authorized,
and 3,308,750 shares outstanding at September 30, 1999, and
$1.00 par value, 750,000 shares authorized and 670,750
Shares outstanding at December 31, 1998                                                  670,750          670,750

Less:  Treasury stock, at cost 45,000 shares at
September 30, 1999 and 9,000 at December 31,1998                                        (239,400)        (239,400)
Additional paid-in capital                                                             3,353,127        3,353,127
Retained earnings                                                                     34,541,884       30,740,947
Unrealized gain on securities available for sale, net of
income taxes of $749,594 in 1999 and $495,909 in 1998                                   (763,562)         929,885
                                                                                   -------------    -------------

Total stockholders' equity                                                            37,562,799       35,455,309
                                                                                   -------------    -------------

TOTAL                                                                              $ 355,513,679    $ 334,231,809
                                                                                   =============    =============

See notes to consolidated financial statements

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                              For the three months         For the nine months
                                                  ended Sept 30,              ended Sept 30,
                                              1999          1998           1999          1998
                                           -----------   -----------   -----------   -----------
INTEREST INCOME:
Loans, including fees                      $ 5,025,520   $ 4,690,556   $14,534,606   $13,718,495
Federal funds sold                                 544       160,060       135,826       456,314
Investment securities                        1,453,329     1,250,159     4,145,604     3,509,702
Other interest                                   8,680        15,120        30,040        71,496
                                           -----------   -----------   -----------   -----------

Total interest income                        6,488,073     6,115,895    18,846,076    17,756,007

INTEREST EXPENSE:
Deposits                                     2,527,228     2,673,734     7,514,690     7,759,923
Other borrowed funds                           201,807       150,433       501,186       312,305
                                           -----------   -----------   -----------   -----------

Total interest expense                       2,729,035     2,824,167     8,015,876     8,072,228
                                           -----------   -----------   -----------   -----------

NET INTEREST INCOME                          3,759,038     3,291,728    10,830,200     9,683,779

PROVISION FOR LOAN LOSSES                      156,180       236,689       538,797       405,670
                                           -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                   3,602,858     3,055,039    10,291,403     9,278,109
                                           -----------   -----------   -----------   -----------

OTHER INCOME:
Service charges on deposit accounts            603,034       538,077     1,753,859     1,547,894
Other service charges and fees                 116,057       114,629       300,702       285,181
Other income                                    64,163        94,099       265,253       247,350
                                           -----------   -----------   -----------   -----------

Total other income                             783,254       746,805     2,319,814     2,080,425

OTHER EXPENSES:
Salaries and employee benefits               1,296,181     1,101,180     3,484,278     3,275,596
Occupancy expense                              336,669       301,096       969,855       918,696
Other operating expense                        565,302       505,870     1,500,796     1,388,433
Earnings applicable to minority interest        48,787        40,719       150,053       126,404
                                           -----------   -----------   -----------   -----------
Total other expenses                         2,246,939     1,948,865     6,104,982     5,709,129
                                           -----------   -----------   -----------   -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          2,139,173     1,852,979     6,506,235     5,649,405
                                           -----------   -----------   -----------   -----------

PROVISION FOR INCOME TAXES                     721,535       664,989     2,208,985     1,988,997
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $ 1,417,638   $ 1,187,990   $ 4,297,250   $ 3,660,408
                                           ===========   ===========   ===========   ===========

NET INCOME PER SHARE                       $      0.43   $      0.36   $      1.30   $      1.11
                                           ===========   ===========   ===========   ===========

See notes to consolidated financial statements

CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)


                                             For the three months         For the nine months
                                              ended September 30,         ended September 30,
                                             1999          1998           1999           1998
                                         -----------    -----------    -----------    -----------
Net Income                               $ 1,417,638    $ 1,187,990    $ 4,297,250    $ 3,660,408

Other comprehensive income, net of tax      (299,815)       754,687     (1,693,447)       695,540
Unrealized gains (losses)

   Less reclassification adjustment           (3,364)       (18,941)            55        (18,941)



     Total other comprehensive income       (303,179)       735,746     (1,693,392)       676,599


Comprehensive income                     $ 1,114,459    $ 1,923,736    $ 2,603,858    $ 4,337,007
                                         ===========    ===========    ===========    ===========

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              For the nine months
                                                               Ended September 30
                                                              1999            1998
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                 $  4,361,380    $  4,397,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities avail for sale       15,114,418       7,208,529
Proceeds from sale of investment securities                  2,518,913       4,019,908
Purchases of investment securities                         (26,225,348)    (34,342,798)
Purchases of bank premises, furniture, fixtures and
equipment                                                     (449,399)       (873,137)
Decrease in interest bearing deposits with other banks        472,015      (1,043,746)
Net (increase) decrease in federal funds                     5,000,000      (4,100,000)
Net increase in loans                                      (16,981,595)    (12,959,352)

Net Cash Used by Investing Activities                      (20,550,996)    (42,090,596)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                         15,425,318      30,351,080
Net increase (decrease) in ABE loans                           274,798        (128,876)
Increase in FHLB advances                                            0      10,000,000
Payment of dividends                                          (496,313)       (397,050)

Net Cash Provided by Financing Activities                   15,203,803      39,825,154


Net Increase (Decrease) in Cash and Due from Banks            (985,813)      2,132,310

Cash and Due From Banks, beginning of year                  15,234,594      10,025,883

Cash and Due from Banks, end of period                      14,248,781      12,158,193

                  For the nine months ended September 30, 1999

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are or a normal and recurring nature. Results for the period ending September 30, 1999 are not necessarily indicative for results which may be expected for any other interim period or for the year as a whole.

2. Summary of Significant Account Policies. See note 1 of the Notes to Consolidated Financial Statements in the Citizens Holding Company 1998 Audit Report that was included as an exhibit to the Form-10 Registration Application filed June 21, 1999. Registration with the Securities and Exchange Commission was effective August 20, 1999.

     Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These factors include, but are not limited to, the approval of regulatory agencies and shareholders, the effect of interest rates changes, the expansion of the Corporation, competition in the financial services market for both deposits and loans, and general economic conditions.

     Investment Securities - The Corporation classifies all of its securities as available-for-sale and carries them at fair value with unrealized gains or losses reported as a separate component of capital, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis. The Corporation does not have any securities classified as Held for Trading.

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. These commitments are not reflected in the accompanying financial statements. As of September 30, 1999, the Corporation had entered into commitments with certain customers amounting to $23,211,000 compared to $19,350,000 at December 31, 1998. There were $319,025 of letters of credit outstanding at September 30, 1999, compared to $290,000 at December 31, 1998.

4. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share B Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares for 1998 have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999. Earnings per share were computed as follows:



                                                September 30,    December 31,
                                                    1999            1998
                                                 ----------      ----------

Basic weighted average shares outstanding         3,308,750       3,308,750
Dilutive effect of granted options                   19,300               0
                                                 ----------      ----------

Diluted weighted average shares outstanding       3,328,050       3,308,750

Net Income                                       $4,297,250      $3,660,408
Net income per share - Basic
                                                 $     1.30      $     1.11
Net income per share - Diluted
                                                 $     1.29      $     1.11

                            CITIZENS HOLDING COMPANY
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company, (the "Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining it interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at September 30, 1999 was 38.82% and at December 31, 1998 was 38.21%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has federal funds lines with correspondent banks in the amount of $28,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $20,000,000 at September 30, 1999.

CAPITAL RESOURCES

The Corporation's equity capital was $37,562,799 at September 30, 1999. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $496,312 or $.15 per share were paid June 30, 1999, compared to $397,050 or $.12 per share in the same period in 1998.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 1999, the Corporation meets all capital adequacy requirements to which it is subject.



                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                For Capital             prompt Corrective
                                       Actual                Adequacy Purposes          Actions Provisions
                                 Amount       Ratio        Amount        Ratio        Amount           Ratio
                              -----------   ----------- -----------   -----------   -----------     -----------
As of September 30, 1999
Total Capital                 $40,427,786     18.51%    $17,715,397     >8.00%      $22,144,246       >10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                $37,659,755     17.26%    $ 8,857,698     >4.00%      $13,286,548        >6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                $37,659,755     10.79%    $13,963,978     >4.00%      $17,454,972        >5.00%
  ( to Average Assets)


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                     For the nine Months Ended September 30,


                                                                         Difference
                                        1999          1998         Amount            %
                                     -----------   -----------   -----------    -----------
Interest Income                      $18,846,076   $17,756,007   $ 1,090,069           6.14%
Interest Expense                       8,015,876     8,072,228       (56,352)         (1.07%)
                                     -----------   -----------   -----------    -----------

    Net Interest Income               10,830,200     9,683,779     1,146,421          11.83%
Provision for Loan Losses                538,797       405,670       133,127          32.82%
                                     -----------   -----------   -----------    -----------

       Net Interest Income after
         Provision for Loan Losses    10,291,403     9,278,109     1,013,294          10.92%
Other Income                           2,319,814     2,080,425       239,389          11.51%
Other Expense                          6,104,982     5,709,129       395,853           6.93%
                                     -----------   -----------   -----------    -----------

       Income before Provision For
         Income Taxes                  6,506,235     5,649,405       856,830          15.17%
Provision for Income Taxes             2,208,985     1,988,997       219,988          11.06%
                                     -----------   -----------   -----------    -----------

       Net Income                    $ 4,297,250   $ 3,660,408       636,842          17.40%
                                     ===========   ===========   ===========    ===========

Net Income Per share - Basic         $      1.30   $      1.11   $      0.19          17.12%
                                     ===========   ===========   ===========    ===========

Net Income Per Share-Diluted         $      1.29   $      1.11   $      0.18          16.22%
                                     ===========   ===========   ===========    ===========

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net effect of granted stock options.

Annualized return on average equity was 15.58% for the nine months ended September 30, 1999, and 14.27% for the nine months ended September 30, 1998.

The book value per share increased to $11.35 at September 30, 1999 compared to $10.72 at December 31, 1998. This increase is due to the increased earnings during this period. Average assets for the nine months ended September 30, 1999, were $343,776,868 compared to $330,565,876 for the same period in 1998; average equity increased to $36,271,531 for the nine months ended September 30, 1999, from $35,160,438 for the same period in 1998.

NET INTEREST INCOME/NET INTEREST MARGIN
One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.55% for the nine months ended September 30, 1999, compared to an annualized net interest margin of 4.48% for the nine months ended September 30, 1998. Earnings assets averaged $316,226,162 for the nine months ended September 30, 1999. This represented an increase of $29,956,633 or 10.46%, over average earning assets of $286,269,529 for the nine months ended September 30, 1998. This increase was from normal growth of the Corporation and not from any special program or promotion.

The net interest income figures above include income from the Corporation's securities. The following table shows the interest and fees and corresponding yields for loans only.



                          For the Nine Months Ended September 30,

                              1999                   1998
                           ------------           ------------
Interest and Fees          $ 14,331,994           $ 13,593,443
Average Loans              $217,527,682           $198,932,666
Annualized Yield                   8.81%                  9.13%

CREDIT LOSS EXPERIENCE
As a natural corollary to the Corporation's lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Corporation attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Corporation's management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation's Board of Directors.

The Corporation charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrowers industry. The principal amount of any loan which is declared a loss is charged against the Corporation's allowance for loan losses.

The Corporation's allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charges or credited to the allowance for loan losses. The amount of the allowance is determined by management of the Corporation. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation's borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses or that subsequent evaluation of the loan portfolio may not require substantial changes in such allowance.

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:


                                                                               Amount of        Percent of
                                       September 30,       December 31,        Increase          Increase
                                           1999                1998            (Decrease)        (Decrease)
                                     ----------------    ----------------   ----------------  ---------------
BALANCES:
Gross Loans                             $231,016,650      $213,972,111      $ 17,044,539              7.97%
Allowance for Loan Losses                  3,050,000         2,900,000           150,000              5.17%
Nonaccrual Loans                             422,001           649,000          (226,999)           (34.98)%
Ratios:
Allowance for loan losses to
          gross loans                           1.32%             1.36%
Net loans charged off to
          allowance for loan losses            12.75%            22.28%


The provision for loan losses was $538,797 for the nine months ended September 30, 1999. This is an increase of $133,127 or 32.82%, over the $405,670 for the nine months ended September 30, 1998. This increase of 32.82% is due to the change in the timing of management's additions to the allowance for loan loss. Prior to 1999, this provision was made at year-end where now the provision is adjusted quarterly. In addition to the quarterly addition to the allowance, the Corporation adds an amount to the allowance in the amount of the net charge offs each month. Gross loans outstanding increased 7.97% for the nine months in 1999. For the nine months ended September 30, 1999, losses charged to the allowance for loan losses totaled $578,652. This was offset by recoveries of $189,855, with the net effect being $388,797 in loans charged to the allowance.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that has not been charged off. Management also believes that the Corporation has adequately reserved for all credits in its portfolio that may result in a loss to the Corporation.

OTHER OPERATING INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the nine months ended September 30, 1999, increased $239,389 or 11.51% over the nine months ended September 30, 1998. Especially in periods of declining net interest margins, the Corporation has sought to increase the income derived from these sources and will continue to seek opportunities to do so.

OTHER OPERATING EXPENSE
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Corporation has put pressure on Management to control overhead expenses. This desire to control overhead has resulted in a modest increase in other operating expenses in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 of $395,853 or 6.93%. The Corporation's efficiency ratio at September 30, 1999 was 44.67%.



BALANCE SHEET ANALYSIS


                                                             Amount of        Percent of
                              September 30,  December 31,     Increase         Increase
                                 1999           1998         (Decrease)        (Decrease)
                             ------------   ------------   -------------    ---------------
Cash and Cash Equivalents    $ 17,340,010   $ 20,797,838   $ (3,457,828)         (16.63)%
Investment Securities          96,948,186     90,620,004      6,328,182            6.98%
Loans                         225,281,011    208,449,416     16,831,595            8.07%
Total Assets                  355,513,679    334,231,809     21,281,870            6.37%

Total Deposits                297,667,546    282,242,228     15,425,318            5.47%

Total Stockholders' Equity     37,562,799     35,455,309      2,107,490            5.94%




CASH AND CASH EQUIVALENTS
Cash and cash equivalents are made up of cash and federal funds sold. The decrease of 16.63% is partly because of a continuing effort by the Corporation to reduce the float on cash letters sent to clearing banks. During this period federal funds sold were reduced to fund the strong loan demand and the increase in investment securities.

INVESTMENT SECURITIES
The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. The increase of 6.98% was caused by the need for additional pledging for governmental deposit accounts and the desire to move surplus funds from the traditionally lower yielding federal funds sold into higher yielding investments.

LOANS
Loan demand continued to be strong in the service area of the Corporation as evidenced by the 8.07% increase in loans. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.

DEPOSITS
The following shows the balance and percentage change in the various deposits:


                                                                                    Amount of         Percent of
                                             September 30,       December 31,        Increase          Increase
                                                 1999               1998            (Decrease)        (Decrease)
                                            ---------------    ---------------    ---------------  ---------------
Noninterest-bearing Deposits                $    40,785,935    $    37,983,554    $     2,802,381           7.38%
Interest-bearing Deposits                        84,998,600         68,391,505         16,607,095          24.28%
Savings                                          19,976,489         19,106,323            870,166           4.55%
Certificates of Deposit                         151,906,522        156,760,846         (4,854,324)         (3.10)%
                                            ---------------    ---------------    ---------------  ---------------
Total Deposits                              $   297,667,546    $   282,242,228    $    15,425,318           5.47%
                                            ===============    ===============    ===============  ===============


The increase in deposits reflected in the above table is solely the result of normal deposit growth for our service area. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.


YEAR 2000

The Corporation has been diligent in preparing for the possible consequences of the date change on January 1, 2000. The Board reviewed these anticipated consequences and assigned a Y2K Coordinator to coordinate the review of the Corporation's systems to make a determination of what adjustments were required. The Board approved a budget for the solutions of these potential problems in the amount of $376,713, and at the time of this filing, all hardware and software purchases related to Y2K have been made. The Corporation continues to devote a large part of its advertising budget to customer education about the progress of our Y2K compliance. This advertising is being done in the form of radio and newspaper advertisements and pamphlets inserted in the mailed out bank statements and will continue until after the date change. Although some other benefits were obtained from the upgrades to the computer system, the main force behind the upgrade at this time was the need to address the Y2K issue.

Although our computer hardware and software were certified Y2K compliant by the respective vendors, the Corporation engaged the services of an outside consultant to conduct an on-site test of the computer systems. Testing of the system was accomplished by forward dating the system into the year 2000 and running sample transactions on these dates. During this test, no abnormalities in processing were discovered due to this date change. During the third quarter, this consultant simulated a complete year-end processing to determine any problems that might be associated with the date change. All applications passed this testing without problems. We have made provisions to have this consultant on site at year-end to address any problems that might surface during processing. The Corporation will continue to monitor shared application software reviews to keep abreast of the software's compliance with the Y2K event.

The Corporation's personal computers have been evaluated and replaced or updated as needed. All other identified date sensitive equipment has been replaced or converted as required to maintain Y2K compliance. The Corporation believes that it achieved its goal to have identified and corrected all potential Y2K problems by June 30, 1999, but will continue to search for potential problem areas and address them immediately, if any is found.

The Corporation currently requires that Y2K readiness be considered in the credit decision process on all new loan customers. Loan customers that have potential exposure would pose a credit risk if they have not addressed the possibility of business interruptions due to Y2K. The Corporation's loan personnel have identified the current loan customers with potential exposure and have surveyed them to check on their progress in resolving any problems. This process did not identify any problem area that might be of concern for the Corporation.

Several problems could result for the Corporation as a result of Y2K failures. Loss of electrical power, loss of communications and panic among the general public would require special operating procedures. The Corporation has set a policy that employees cannot take leave from the middle of December until after the year-end. All employees will be required to work on Monday, January 2, 2000. The Corporation has formulated detailed plans to continue business in the event that any of these situations occur. Special procedures are in place to handle customer requests manually in case use of the computer is lost. Plans for clearing checks and other cash items also have been made. Additional cash will be added to the vault to handle the anticipated cash withdrawals in the fourth quarter of 1999.

                            CITIZENS HOLDING COMPANY
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 1998.




                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        1.  The following exhibit is included herein:
            (27)  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CITIZENS HOLDING COMPANY




By:   /s/ Steve Webb                           By:  /s/ Robert T. Smith
      -----------------------                      ---------------------------
      Steve Webb                                   Robert T. Smith
      Chairman, President and                      Treasurer (Chief Financial
      Chief Executive Officer                      and Accounting Officer)

DATE: November 13, 1999                        DATE:  November 13, 1999

                               INDEX TO EXHIBITS


Exhibit
Number          Description
------          -----------------------
  27            Financial Data Schedule