Form 10-K405
period 1999-12-31
CITIZENS HOLDING CO /MS/
filed 2000-03-29
CIK 1075706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number: 000-25221
                           CITIZENS HOLDING COMPANY
            (exact name of Registrant as specified in its charter)

          MISSISSIPPI                                  64-0666512
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation of organization)

 521 Main Street, Philadelphia , MS                      39350
 (Address of principal executive
  offices)                                            (Zip Code)

       Registrant's telephone number, including area code: 601-656-4692
          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
          Title of Each Class             Which Registered
          -------------------             ----------------

          Common Stock, $.20 par value    American Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act if 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

     Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                  Outstanding at February 29, 2000
     Common stock, $.20 par value           3,308,750 Shares

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 29, 1999 was $ 43,782,685.00.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: 1999 Annual Report to Shareholders (Part II) and the Definitive Proxy Statement dated March 24, 2000 for Registrant's Annual Meeting of Stockholders to be held April 25, 2000 (Part
III).

                                     CITIZENS HOLDING COMPANY
                                            FORM 10-K
                                              INDEX
                                                                                         PAGE
                                                                                         ----
                                              PART I
ITEM 1.     BUSINESS.....................................................................    1
ITEM 2.     PROPERTIES...................................................................   16
ITEM 3.     LEGAL PROCEEDINGS............................................................   18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................   18

                                             PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.....   18
ITEM 6.     SELECTED FINANCIAL DATA......................................................   19
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS................................................................   20
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................   20
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................   20
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE...................................................................   21

                                             PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................   21
ITEM 11.    EXECUTIVE COMPENSATION.......................................................   21
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............   21
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................   21

                                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............   21

SIGNATURES...............................................................................   23

                           CITIZENS HOLDING COMPANY
                                   FORM 10-K

                                    PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation." All phases of the Company's operations are subject to a number of risks and uncertainties. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this report, including, without
limitation,   the  portions  referenced  above,  and  the uncertainties  set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.  BUSINESS

     BACKGROUND

     Citizens Holding Company (the "Corporation") is a one-bank holding company that holds 96.62% of the outstanding shares of The Citizens Bank of Philadelphia, Mississippi (the "Bank"). The Corporation was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank's adoption of a one-bank holding company structure.

     The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917 the Bank surrendered its national charter and obtained a state charter at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 1999, the Bank was the largest bank headquartered in Neshoba County with total assets of $361,380,374.00 and total deposits of $284,707,511.00.

     The principal executive office for both the Corporation and the Bank is located at 521 Main Street, Philadelphia, Mississippi 39350 and its telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Corporation reflect the Corporation's acting or operating through the Bank.

     OPERATIONS

     The Corporation, through the Bank, (i) engages in a wide range of commercial and personal banking activities, including accepting demand deposits, accepting savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and provides personal and corporate trust services; (ii) engages in certain non-banking activities closely related to banking; and (iii) owns certain other business corporations that are not banks, subject to applicable laws and regulations.

     Revenues from the Corporation's lending activities constitute the largest component of the Corporation's operating revenues. Such lending activities include commercial, real estate, installment (direct and indirect), and credit card loans. The Corporation's primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala and Kemper counties and contiguous counties. The Corporation extends out-of-area credit only to borrowers who are considered to be low risk, and only on a very limited basis.

     This six county lending area is mainly rural with Philadelphia at 7,000 in population being the largest city. Agriculture and some light industry are a big part of the economy of this area. The largest employer in the Corporation's service area is the Mississippi Band of Choctaw Indians with their schools, manufacturing plants and their main source of income, The Silverstar Casino and Resort (the "Casino"). The Casino, and its related services employs approximately 2,500 people from the Corporation's service area. Understandably, unemployment in the six county area is consistently among the lowest in the state.

     The Corporation has in the past and intends to continue to make most types of real estate loans including but not limited to single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate. Historically, approximately 62% of the Corporation's loan portfolio has been attributed to this category of lending. Another 16% of the Corporation's loan portfolio has been comprised of commercial, industrial and agricultural production loans, with Consumer loans making up the remaining 22% of the total loan portfolio.

     The Corporation's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of various Bank directors, including the Chairman. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Corporation's loan policy but also provides valuable insight through communication and pooling of knowledge, judgment and experience of its members.

     Of course, all loans in the Corporation's portfolio are subject to risk based on the economy in the Corporation's area and also that of the nation. However, because the

Corporation's local economy has been strong and unemployment has remained at historic lows, management continues to consider general risk levels to be low.

     In addition to lending services, the Corporation provides a wide range of personal and corporate trusts and trust-related services, which include it serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as the guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

     The Corporation offers discount brokerage services through First Tennessee Bank.

     The Corporation is continually introducing new products and services as permitted by the regulatory authorities and desired by the public. For example, in 1996 the Corporation opened the Westside building in Philadelphia, Mississippi, replacing a smaller drive-up only facility. In early 1998, the Corporation opened a new full service facility in Kosciusko, Mississippi.

     The Corporation also expanded its ability to offer its customers broader options with their mortgage loan needs in 1999 with the acquisition of the assets of Three D Mortgage Company, with locations in Philadelphia and Kosciusko, Mississippi. Three D is a mortgage company that originates mortgage loans to be sold to the secondary market.

     Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and the Internet site (http://www.thecitizensbankphila.com) the Corporation's customers have the ability to have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables the Corporation's customers to review their accounts in detail, make transfers between their accounts, and pay bills from anywhere in the world.

     EXECUTIVE OFFICERS

     From 1978 until the present, Steve Webb has served as President and Chief Executive Officer of the Corporation and the Bank. In addition, Mr. Webb has served as a member of the Board of Directors of the Corporation from 1982 until the present and of the Bank from 1970 until the present. Mr. Webb currently serves as Chairman for the Boards of both the Corporation and the Bank.

     Robert T. Smith has been employed by the Bank since 1986 and has been in his current position of Vice-President and Controller since January of 1987. In addition to his position with the Bank, in February of 1996, Mr. Smith was elected to serve as Treasurer of the Corporation.

     EMPLOYEES

     The Corporation has no compensated employees. At December 31, 1999, the Bank employed 142 full-time employees and 28 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

     SUPERVISION AND REGULATION

     The Bank is chartered under the banking laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Department of Banking and Consumer Finance and the FDIC. The Corporation is a registered bank holding company within the meaning of the Bank Holding Company Act ("BHC Act"), and is subject to the supervision of the Federal Reserve Board ("FRB"). Certain legislation and regulations affecting the businesses of the Corporation and the Bank are discussed below.

     General.

     As a bank holding company, the Corporation is subject to the BHC Act. The Corporation reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Corporation's subsidiaries which includes the Bank.

     The FRB requires the Corporation to maintain certain levels of capital. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, violates certain laws, regulations, or conditions imposed in writing by the FRB.

     Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. The Corporation is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage or acquire the voting shares of companies engaged in activities that the FRB has determined to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh possible adverse effects associated with those activities.

     Transactions between the Corporation, the Bank and any future subsidiaries of the Corporation are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Corporation may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Corporation may not sell a low-quality asset to a depository institution subsidiary.

     Capital Standards.

     The FRB, FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a bank's operations. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. The regulators measure risk-adjusted assets and off-balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan losses and other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     As required by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal financial institution agencies solicited comments in September, 1993 on a proposed rule and method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition or future profitability. Under the proposal, interest rate risk exposures would be quantified by weighting assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based upon supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; or (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

     Prompt Corrective Action and Other Enforcement Mechanisms.

     FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and Bank are classified as well-capitalized under these guidelines.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

     Safety and Soundness Standards.

     FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

     The federal financial institution agencies published a final rule effective on August 9, 1995, implementing safety and soundness standards. FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems;
(2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agency may elect to initiate enforcement action in certain cases rather than rely on an existing plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

     Restrictions on Dividends and Other Distributions.

     The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

     An FRB policy statement provides that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each consistent with its capital needs, asset quality, and overall financial condition. Further, the Corporation is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support its subsidiary bank in circumstances when it might not do so absent such policy.

     The Corporation's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. The payment of dividends by a Mississippi state bank is restricted by additional provisions of state law. As a general rule, the Bank may declare a dividend in an amount deemed expedient by the Board of Directors of the Bank. Any such dividend, however, may not (i) impair the capital stock of the Bank; (ii) be in an amount greater than the remainder of undivided profits then on hand after deducting losses, bad debts, depreciation, and all other expenses, or (iii) constitute a withdrawal of any portion of the capital stock of the Bank. In addition, the Bank must obtain the prior approval of the Mississippi Department of Banking and Consumer Finance for the payment of any dividend. Additionally, under FDICIA, the Bank may not make any capital distribution, including the payment of dividends, if after making such distribution the Bank would be in any of the "undercapitalized" categories under the FDIC's Prompt Corrective Action regulations.

     Finally, under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit the Bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

     FDIC Insurance Assessments.

     The FDIC has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), both of which are administered by the FDIC. The Bank's deposits are insured through BIF except for those deposits the Bank acquired from the Resolution Trust Corporation in April, 1994. This acquisition consisted of one branch of the former Security Federal Savings and Loan in Kosciusko, Mississippi, and these deposits remain insured through SAIF.

     As required by FDICIA, the FDIC has adopted a risk-based assessment system for deposit insurance premiums. Under this system, depository institutions are charged anywhere from zero to $.27 for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The FDIC's rules set forth which supervisory subgroup assignments are made by the FDIC, the assessment classification review procedure, provide for the assignment of new institutions to the "well-capitalized" assessment group, set forth when an institution is to make timely adjustments as appropriate, and set forth the basis, and report data, on which capital group assignments are made for insured branches of foreign banks, and expressly address the treatment of certain lifeline accounts for which special assessment treatment is given.

     The BIF reached its required 1.25 reserve ratio in 1995, and in response the FDIC reduced deposit insurance assessment rates on BIF-insured deposits to historic low levels. Legislation enacted in September, 1996 included provisions for the recapitalization of the SAIF. The legislation imposed a one-time assessment in the amount of 65.7 basis points on all SAIF-insured deposits held as of March 31, 1996. The Bank paid an assessment in the amount of $28,640 on the small portion of its deposits that are SAIF-insured. As a result of the payment of the special assessment and the adoption of regulations implementing the legislation, rates for deposits insured through SAIF have been brought into parity with BIF rates. The BIF and SAIF deposit insurance assessment rates currently in effect range from zero to $.27 per $100 of insured deposits, with the healthiest financial institutions, including the Bank, not being required to pay any deposit insurance premiums.

     Interstate Banking and Branching.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. The Interstate Act effectively permits nationwide banking. As of September 30, 1995, the Interstate Act provides that adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that had previously barred acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the FRB may not be granted for a proposed interstate acquisition if after the acquisition, the acquirer on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and, in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

     Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Interstate branching by consolidation of banks was permitted beginning June 1, 1997, except in states that have passed legislation prior to that date "opting-out" of interstate branching. If a state opted-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

     De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

     Effective May 1, 1997, Mississippi "opted in" to the interstate branching provision of the Interstate Act.

     The Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate is not considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations that were affiliated with banks as of June 1, 1994 may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.

     To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement this provision were due by June 1, 1997. The regulations include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

     Community Reinvestment Act.

     In October, 1994, the federal financial institution regulatory agencies proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May, 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally required mandatory compliance not later than July 1, 1997, although earlier voluntary compliance was permissible. Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continue to be a factor in review of applications to merger, establishment of new branches or formation of bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings. Different evaluation methods are used depending on the asset size of the bank.

     The "lending, investments and service test method" is applicable to all banks with more than $250 million in assets which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method" which is discussed below. Central to this method is the requirement that such banks collect and report to their primary federal bank regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

     Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily to benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low- and moderate-income individuals, and (given the characteristics of the bank's service area(s) and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

     Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service test method."

     The federal financial institution regulatory agencies issued a final rule effective as of January 1, 1996, to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

     The FDIC examined the Bank on March 12, 1997 and again most recently on June 1, 1999, for its performance under the CRA. The CRA requires that in connection with its examination of a financial institution, each federal financial supervisory agency shall (1) assess the institution's record of helping to meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound operations of the institution, and (2) take that record of performance into account when deciding whether to approve an application of the institution for a deposit facility. The Bank was rated Satisfactory during both of these examinations.

     The Bank's Satisfactory rating is based on several criteria used by the regulatory agency. Lending levels are acceptable and the distribution of credit demonstrates the Bank's success at extending credit without neglecting low-or moderate-income residents. Credit is extended to geographic areas of all income groups. Additionally, the Bank has attempted to serve the small business and small farm sectors of the economy. Ascertainment and marketing programs are effective at soliciting the needs of the entire community and promoting the Bank's products and services. No discriminatory practices or illegal discouragement of applications were found. In management's opinion, the Bank has invested in a sizeable amount of local community development issuances.

     Impact of Monetary Policies.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB.
The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Corporation cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Corporation's net earnings.

     COMPETITION

     The banking business is a highly competitive business. The Corporation's market area consists principally of Neshoba, Newton, Leake, Scott, Attala and Kemper Counties in Mississippi, although the Corporation also competes with other financial institutions in those counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area. A healthy economy, such as the Corporation's market area is experiencing, invites certain challenges, especially that of competition.

     All financial institutions today are faced with the challenge of competing for customers' deposits, and the Bank is no exception. The Bank competes with savings and loan associations, credit unions, production credit associations and federal land banks and with finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Corporation. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

     Recent changes in federal and state law have resulted in and are expected to continue to result in increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Interstate Act and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Corporation operates, although it is not possible to predict the extent or timing of such increased competition.

     Currently, there are approximately fourteen different financial institutions in the Corporation's market area competing for the same customer base. Despite these challenges, the Corporation has not only been able to maintain its market share, but has actually increased its share in recent years.

ITEM 2.  PROPERTIES

The Corporation, through the Bank, currently operates from its main office in downtown Philadelphia, from 12 additional branches in Neshoba, Newton, Leake, Scott, Attala, and Kemper counties and from its loan production office in Lauderdale County, all located in Mississippi. Information about these branches is set forth in the table below:

                                                               BANKING
                                LOCATION/                      FUNCTIONS
NAME OF OFFICE                  TELEPHONE NUMBER               OFFERED

Main Office                     521 Main Street                Loans
                                Philadelphia, Mississippi      Trust
                                (601) 656-4692

Eastside Branch                 585 East Main Street           Drive-up
                                Philadelphia, Mississippi
                                (601) 656-4976

Westside Branch                 912 West Beacon Street         Loans
                                Philadelphia, Mississippi      24 Hour Teller
                                (601) 656-4978

Northside Branch                720 Pecan Avenue               24 Hour Teller
                                Philadelphia, Mississippi
                                (601) 656-4977

Pearl River Branch              Choctaw Shopping Center        Drive-up
                                Philadelphia, Mississippi
                                (601) 656-4971

Union Branch                    Corner of Horne & Bank         Loans
                                Union, Mississippi
                                (601) 774-9231

Carthage Main Office            219 West Main Street           Loans
                                Carthage, Mississippi
                                (601) 267-4525

Crossroads Branch               Intersection of Hwys 35 & 16   Drive-up
                                Carthage, Mississippi
                                (601) 267-4525

Madden Branch                   Highway 488                    Deposits
                                Madden, Mississippi
                                (601) 267-7366

Sebastopol Branch               Main Street                    Loans
                                Sebastopol, Mississippi
                                (601) 625-7447

DeKalb Branch                   Corner of Main & Bell          Loans
                                DeKalb, Mississippi
                                (601) 743-2115

Kosciusko Branch                775 North Jackson Avenue       Loans
                                Kosciusko, Mississippi         24-hour Teller
                                (601) 289-4356

Scooba Branch                   1048 Johnston Street           Loans
                                Scooba, Mississippi
                                (601) 476-8431

Meridian Office                 1821 Hwy 39 North              Loan Production
                                Meridian, Mississippi
                                (601) 693-8367

     The Bank owns its main office and all its branch offices, except for the Pearl River Branch, which is leased from the Mississippi Band of Choctaw Indians and its Loan Production office in Meridian. The main office facility, originally occupied in 1966, is used solely by the Corporation and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations functions. The other branches range in size from nearly 4,000 square feet to 619 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1999.

                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Market Price.

     The Corporation's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "CIZ." The stock began trading on the AMEX on October 19, 1999 and prior to that date was sold by private transactions between parties. At December 31, 1999, the

Common Stock's closing price was $21.00. Since listing with AMEX, the stock has traded as high as $29.25 and as low as $20.00. The high price of $29.25 occurred on the first day of trading. Since listing with AMEX, the Company's stock has traded in the $20.00 to $25.00 per share range.

     The Shares of Common Stock are currently held of record by approximately 485 shareholders.

     Dividends

     Dividends for 1999 totaled $.32 per share compared to $.24 in 1998 and $.17 in 1997. These dividends reflect a 33% increase in 1999 over 1998 and a 41% increase in 1998 over 1997. The Corporation declares dividends on a semi-annual basis in June and December with payment following at the end of that month.

     Funds for the payment by the Corporation of cash dividends are obtained from dividends received by the Corporation from the Bank. Accordingly, the declaration and payment of dividends by the Corporation depend upon the Bank's earnings and financial condition, general economic conditions, compliance with regulatory requirements, and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

                                FIVE YEAR SUMMARY OF CONSOLIDATED STATEMENTS AND RELATED STATISTICS

                                                   1999        1998        1997        1996        1995
                                                 ---------   ---------   ---------   ---------   ---------
SUMMARY OF EARNINGS
-------------------
Total Interest Income                            $ 25,024    $ 23,551    $ 21,506    $ 20,255    $ 17,945
Total Interest Expense                             10,974      10,860       9,659       8,684       7,727
Provision for loan losses                             849         846         740         791         604
Non-interest income                                 3,574       3,320       2,990       2,686       2,433
Non-interest expense                                8,361       7,966       7,046       6,665       6,379
Income tax expense                                  2,793       2,487       2,561       2,407       2,046
Net Income                                          5,621       4,712       4,490       4,394       3,622

PER SHARE DATA
--------------
Earnings-basic and diluted                       $   1.70    $   1.42    $   1.36    $   1.33    $   1.15
Cash dividends                                       0.32        0.24        0.17        0.15        0.14
Book value at year end                              11.35       10.72        9.44        8.09        7.25

SELECTED YEAR END ACTUAL BALANCES
---------------------------------
Loans, net of unearned income                    $234,349    $211,349    $191,605    $177,005    $154,380
Allowance for possible loan losses                 (3,100)     (2,900)     (2,700)     (2,500)     (2,300)
Investment securities                             102,451      91,539      67,292      72,472      76,022
Total assets                                      362,790     334,232     286,634     270,679     264,453
Deposits                                          284,462     282,242     248,984     229,443     238,677
Long term borrowings                               10,000      10,000           0          33          65
Shareholders' equity                               37,546      35,455      31,220      26,758      22,858


SELECTED YEAR END AVERAGE BALANCES
----------------------------------
Loans, net of unearned income                    $221,165    $202,228    $186,843    $168,542    $141,192
Allowance for possible loan losses                 (2,974)     (2,701)     (2,523)     (2,342)     (2,103)
Investment securities                              97,219      79,401      70,023      76,138      75,847
Total assets                                      347,613     314,896     279,961     271,241     242,024
Deposits                                          288,176     268,514     242,459     238,358     216,479
Long term borrowings                               10,000       7,630           3          35         127
Shareholders' equity                               37,603      33,513      28,920      24,610      21,195

SELECTED RATIOS
---------------
Return on average assets                             1.62%       1.50%       1.60%       1.62%       1.50%
Return on average equity                            14.95%      14.08%      15.24%      17.77%      17.15%
Dividend payout                                     18.84%      16.85%      12.52%      11.29%      12.15%
Equity to year end assets                           10.35%      10.61%      10.89%       9.89%       8.64%
Total risk-based capital to
   risk-adjusted assets                             18.81%      18.13%      17.02%      15.84%      14.78%
Leverage capital ratio                              11.06%      10.61%      10.46%       9.43%       8.38%
Efficiency ratio                                    45.48%      48.01%      45.56%      45.29%      49.02%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999, 1998 and 1997, required by this Item 7 can be found under the headings "Management's Discussion and Analysis" and "Consolidated Financial Statements" in the 1999 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13, and which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information on the Quantitative and Qualitative Disclosures about Market Risk, required by this Item 7A can be found under the headings "Management's Discussion and Analysis" and "Consolidated Financial Statements" in the 1999 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13, and which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information on Financial Statements and Supplementary Data required by this
Item 8 can be found under the headings "Management's Discussion and Analysis" and "Consolidated Financial Statements" in the 1999 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13, and which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information on any Changes in and Disagreements with Accountants on Accounting and Financial Disclosure required by this Item 9 can be found under the heading "Management's Discussion and Analysis" in the 1999 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13, and which is incorporated herein by reference.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Registrant required by this Item 10 can be found under the heading "Proposal I:
Election of Class I Directors" in the Definitive Proxy Statement dated March 24, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the Executive Compensation paid by the Registrant required by this Item 11 can be found under the headings "Executive Compensation" and "Option Grants under Employee Plan During 1999 Fiscal Year" in the Proxy Statement dated March 24, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding Security Ownership of Certain Beneficial Owners and Management can be found under the heading "Stock Ownership of Directors and Executive Officers" in the Definitive Proxy Statement dated March 24, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions can be found under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement dated March 24, 2000, and is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          Consolidated Financial Statements and Supplementary Information for years ended December 31, 1997, 1998 and 1999, which include the following:

          (i)   Independent Auditor's Report
          (ii)  Consolidated Statements of Financial Condition
          (iii) Consolidated Statements of Income
          (iv)  Consolidated Statements of Comprehensive Income
          (v)   Consolidated Statements of Changes in Shareholders' Equity
          (vi)  Consolidated Statements of Cash Flows
          (vii) Notes to Consolidated Financial Statements

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits required by Item 601 of Regulation S-K

          3(i)  Amended Articles of Incorporation of the Corporation        *
          3(ii) Amended and Restated Bylaws of the Corporation              *

          4     Rights Agreement between Citizens Holding Company
                and The Citizens Bank of Philadelphia, Mississippi          *
          10 Directors' Deferred Compensation Plan - Form of Agreement * 10(a) Citizens Holding Company 1999 Directors' Stock
                Compensation Plan                                           *
          10(b) Citizens Holding Company 1999 Employees' Long-Term
                Incentive Plan                                              *
          13    1999 Annual Report to Shareholders
          16    CPA Letter                                                  *
          21    Subsidiaries of Registrant                                  *
          27    Financial Data Schedule

     * Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

          (d)  Financial Statement Schedules.
               None.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           By:  /s/ Steve Webb
                                                --------------
                                           STEVE WEBB
                                           CHAIRMAN, CHIEF EXECUTIVE
                                           OFFICER, PRESIDENT AND DIRECTOR


                                           By:  /s/ Robert T. Smith
                                                -------------------
                                           ROBERT T. SMITH
                                           TREASURER

DATE:  MARCH  21, 2000

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                 CAPACITIES            DATE

/s/ Willis W. Dungan              Director                   March 21, 2000

/s/  David A. King                Director                   March 21, 2000

/s/ George R. Mars                Director                   March 21, 2000

/s/ Don L. Fulton                 Director                   March 21, 2000

/s/ Steve Webb                    Director, President        March 21, 2000
                                  Chief Executive Officer

/s/ David P. Webb                 Director                   March 21, 2000

/s/  Karl Brantley                Director                   March 21, 2000

/s/ M. G. Bond                    Director                   March 21, 2000

/s/ William M. Mars               Director                   March 21, 2000

/s/  Herbert A. King              Director                   March 21, 2000