Form 10-Q
period 2000-03-31
CITIZENS HOLDING CO /MS/
filed 2000-05-12
CIK 1075706

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-25221


                            CITIZENS HOLDING COMPANY


State of Incorporation or other jurisdiction of            I. R. S. Employer
incorporation or organization                              Identification Number
           Mississippi                                         64-0666512

Citizens Holding Company
521 Main Street
Philadelphia, MS 39350
(601) 656-4692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2000.

           Title                                       Outstanding
Common Stock, $.20 par value                            3,308,750

                            CITIZENS HOLDING COMPANY
                FIRST QUARTER 2000 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets
           March 31, 2000 and December 31, 1998

           Consolidated Statements of Income
           Three months ended March 31, 2000 and 1999

           Consolidated Statements of Comprehensive Income
           Three months ended March 31, 2000 and 1999

           Consolidated Statements of Cash Flows
           Three months ended March 31, 2000 and 1999

           Notes to Consolidated Financial Statements

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

   Item 3. Defaults Upon Senior Securities

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K

   Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS

CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CONDITION

                                                       March 31,   December 31,
               ASSETS                                    2000         1999
                                                     --------------------------
Cash and due from banks                              $ 19,502,391  $ 13,312,028
Interest bearing balances at Federal Home Loan Bank       989,851       182,042
Federal funds sold                                              0             0
                                                     --------------------------
Cash and cash equivalents                              20,492,242    13,494,070
Federal Home Loan Bank stock                            1,560,300     1,284,000
Investment securities available for sale, at
 fair value                                           100,386,195   101,167,360
Loans, net of allowance for loan losses of
   $3,175,000 in 2000 and $3,100,000 in 1999          237,291,933   231,248,551
Premises and equipment, net                             4,466,846     4,410,976
Other real estate owned, net                               77,716       291,508
Accrued interest receivable                             3,843,592     3,683,849
Cash value of life insurance                            2,828,265     2,828,265
Goodwill (net)                                            708,236       649,854
Other Assets                                            3,623,316     3,731,269
                                                     --------------------------
TOTAL                                                $375,278,641  $362,789,702
                                                     --------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                           $ 43,013,156  $ 37,090,779
Interest-bearing NOW and money market accounts         87,407,854    74,616,711
Savings deposits                                       20,220,772    20,031,653
Certificates of deposit                               155,921,163   152,722,496
                                                     --------------------------
Total deposits                                        306,562,945   284,461,639

Accrued interest payable                                1,288,145     1,242,916
Federal Home Loan Bank advances                        10,000,000    23,100,000
Federal funds Purchased                                12,300,000    10,600,000
ABE loan liability                                      2,785,001     2,727,004
Treasury tax and loan note option                         700,000       700,000
Directors deferred compensation payable                   836,988       812,130
Income taxes payable                                      612,530             0
Other liabilities                                         209,409       339,403
                                                     --------------------------

                                                     --------------------------
Total liabilities                                     335,295,018   323,983,092
                                                     --------------------------
Minority interest in consolidated subsidiaries          1,297,047     1,260,649

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares
 authorized, and 3,308,750 shares outstanding at
 March 31, 2000, and at December 31, 1999                 670,750       670,750

Less:  Treasury stock, at cost, 45,000 shares at
       March 31, 2000 and at December 31, 1999           (239,400)     (239,400)
Additional paid-in capital                              3,353,127     3,353,127
Retained earnings                                      36,344,814    35,303,504
Unrealized gain on securities available for sale,
 net of income taxes of $(768,380) in 2000 and
 $(821,577) in 1999                                    (1,442,715)   (1,542,020)
                                                     --------------------------
Total stockholders' equity                             38,686,576    37,545,961
                                                     --------------------------
TOTAL                                                $375,278,641  $362,789,702
                                                     --------------------------



See notes to consolidated financial statements


CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

                                                      For the three months
                                                         ended March 31,
                                                        2000          1999
                                                    -------------------------
INTEREST INCOME:
Loans, including fees                                $5,273,458    $4,737,316
Federal funds sold                                          514        62,469
Investment securities                                 1,512,014     1,302,222
Other interest                                            5,379        11,781
                                                    -------------------------
Total interest income                                 6,791,365     6,113,788

INTEREST EXPENSE:
Deposits                                              2,659,745     2,491,068
Other borrowed funds                                    470,890       147,870
                                                    -------------------------
Total interest expense                                3,130,635     2,638,938
                                                    -------------------------
NET INTEREST INCOME                                   3,660,730     3,474,850

PROVISION FOR LOAN LOSSES                                84,862       145,634
                                                    -------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            3,575,868     3,329,216
                                                    -------------------------
OTHER INCOME:
Service charges on deposit accounts                     578,917       562,629
Other service charges and fees                           89,218        91,166
Other income                                             93,681        86,656
                                                    -------------------------
Total other income                                      761,816       740,451

OTHER EXPENSES:
Salaries and employee benefits                        1,245,738     1,170,009
Occupancy expense                                       361,997       308,069
Other operating expense                                 570,980       478,557
Earnings applicable to minority interest                 47,630        49,279
                                                    -------------------------
Total other expenses                                  2,226,345     2,005,914
                                                    -------------------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                                   2,111,339     2,063,753
                                                    -------------------------
PROVISION FOR INCOME TAXES                              739,153       740,393
                                                    -------------------------
NET INCOME                                           $1,372,186    $1,323,360
                                                    -------------------------
NET INCOME PER SHARE-basic and diluted                    $0.41         $0.40
                                                    -------------------------

See notes to consolidated financial statements

CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      For the three months
                                                         ended March 31,
                                                       2000           1999
                                                    --------------------------
Net Income                                           $1,372,186     $1,323,360

Other Comprehensive Income, net of tax
   Unrealized holding gains (losses)                    114,538       (396,620)

   Less reclassification adjustment for
     losses included in net income                      (15,233)             0

     Total other comprehensive income                    99,305       (396,620)
                                                    --------------------------

Comprehensive income                                 $1,471,491     $  926,740
                                                    --------------------------

CITIZENS HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the three months
                                                        ended March 31,
                                                      2000            1999
                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities         $  2,219,934    $  1,576,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available
 for sale                                            5,805,319       9,000,225
Proceeds from sale of investment securities          4,442,059               0
Purchases of investment securities                  (9,586,216)    (11,795,514)
Purchases of bank premises, furniture, fixtures
 and Equipment                                        (192,970)        (27,664)
Decrease in interest bearing deposits with other
 banks                                                (807,809)        207,764
Net (increase) decrease in federal funds sold                0      (5,500,000)
Net increase in loans                               (6,118,382)     (4,116,863)

Net Cash Used by Investing Activities               (6,457,999)    (12,232,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                 22,101,306       6,686,743
Net increase (decrease) in ABE loans                    57,997         318,221
Increase in FHLB advances                          (13,100,000)              0
Increase in federal funds purchased                  1,700,000               0
Payment of dividends                                  (330,875)              0

Net Cash Provided by Financing Activities           10,428,428       7,004,964

Net Increase (Decrease) in Cash and Due from
 Banks                                               6,190,363      (3,650,655)

Cash and Due From Banks, beginning of year          13,312,028      15,234,594

Cash and Due from Banks, end of period              19,502,391      11,583,939

CITIZENS HOLDING COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 2000

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are or a normal and recurring nature. Results for the period ending March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 29, 2000. Registration with the Securities and Exchange Commission was effective August 20, 1999.

     Investment Securities B The Corporation classifies all of its securities as available-for-sale and carries them at fair value with unrealized gains or losses reported as a separate component of capital, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis. The Corporation does not have any securities classified as Held for Trading.

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2000, the Corporation had entered into commitments with certain customers that had an unused balance of $21,264,000 compared to $16,241,000 unused at December 31, 1999. There were $334,025 of letters of credit outstanding at March 31, 2000, compared to $313,105 at December 31, 1999.

4. Net income per share B Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share B Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999. Earnings per share were computed as follows:



                                                   March 31,  December 31,
                                                     2000         1999
                                                  ------------------------
     Basic weighted average shares outstanding     3,308,750    3,308,750
     Dilutive effect of granted options                8,033        7,273
                                                  ------------------------
     Diluted weighted average shares outstanding   3,316,783    3,316,023

     Net income                                   $1,372,186   $5,621,356
     Net income per share-basic                   $     0.41   $     1.70
     Net income per share-diluted                 $     0.41   $     1.70

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


LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining it interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at March 31, 2000 was 42.74% and at March 31, 1999 was 40.14%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $47,448,000 at March 31, 2000.

CAPITAL RESOURCES

The Corporation's equity capital was $38,686,576 at March 31, 2000. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $330,875 or $.10 per share were paid March 31, 2000. This is the first time that the Company paid a quarterly dividend rather than paying a semi-annual dividend as had been paid in the prior years.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2000, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                      For Capital                    prompt Corrective
                                             Actual              Adequacy Purposes                  Actions Provisions
                                       Amount      Ratio      Amount             Ratio          Amount             Ratio
                                     --------------------------------------------------------------------------------------------
As of March 31, 2000

Total Capital                        $43,628,402   18.74%   $18,625,918   greater than 8.00%   $23,282,398     greater than 10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $40,718,102   17.49%   $ 9,312,959   greater than 4.00%   $13,969,439     greater than  6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $40,718,102   11.07%   $14,713,771   greater than 4.00%   $18,392,214     greater than  5.00%
  (to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                         For the three Months Ended March 31,

                                                            Difference
                              2000          1999          Amount       Per Cent
Interest Income            $6,791,365    $6,113,788      $677,577        11.08%
Interest Expense            3,130,635     2,638,938       491,697        18.63%
                           ----------    ----------      --------       ------

Net Interest Income         3,660,730     3,474,850       185,880         5.35%
Provision for Loan Losses      84,862       145,634       (60,772)      (41.73)%

Net Interest Income after
Provision for Loan Losses   3,575,868     3,329,216       246,652         7.41%


Other Income                  761,816       740,451        21,365         2.89%
Other Expense               2,226,345     2,005,914       220,431        10.99%
                           ----------    ----------      --------       ------
Income before Provision
For Income Taxes            2,111,339     2,063,753        47,586         2.31%
Provision for Income Taxes    739,153       740,393        (1,240)       -0.17%
                           ----------    ----------      --------       ------
Net Income                 $1,372,186    $1,323,360      $ 48,826         3.69%
                           ----------    ----------      --------       ------

Net Income Per share -
 Basic                     $     0.41    $     0.40      $   0.01         3.69%
                           ----------    ----------      --------       ------

Net Income Per
 Share-Diluted             $     0.41    $     0.40      $   0.01         3.69%
                           ----------    ----------      --------       ------


Net Income Per Share B Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share B Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity was 13.68% for the three months ended March 31, 2000, and 14.72% for the three months ended March 31, 1999.

The book value per share increased to $11.69 at March 31, 2000 compared to $11.35 at December 31, 1999. This increase is due to earnings exceeding dividends paid during this period. Average assets for the three months ended March 31, 2000, were $367,844,283 compared to $347,613,000 at December 31, 1999;
average equity increased to $38,707,475 for the three months ended March 31, 2000, from $37,603,000 at December 31, 1999.

NET INTEREST INCOME/NET INTEREST MARGIN
One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.33% for the three months ended
March 31, 2000, compared to an annualized net interest margin of 4.51% for the three months ended March 31, 1999. Earnings assets averaged $341,034,193 for the three months ended March 31, 2000. This represented an increase of $31,484,871 or 10.17%, over average earning assets of $309,549,322 for the three months ended March 31, 1999. This increase was from normal growth of the Corporation and not from any special program or promotion.

The net interest income figures above include income from the Corporation's securities. The following table shows the interest and fees and corresponding yields for loans only.

                                 For the Three Months Ended March 31,
                                         2000             1999
                                  ---------------------------------
Interest and Fees                     $  5,273,458     $  4,737,316
Average Loans                          237,579,566      211,930,929
Annualized Yield                              8.88%            8.94%

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

The Corporation charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan which is declared a loss is charged against the Corporation's allowance for loan losses.

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

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                                           Amount of     Percent of
                            March 31,     December 31,      Increase      Increase
                              2000            1999         (Decrease)    (Decrease)
                         -----------------------------------------------------------
BALANCES:
Gross Loans               $245,339,015    $237,007,080     $8,331,935         3.52%
Allowance for Loan
 Losses                      3,175,000       3,100,000         75,000         2.42%
Non-accrual Loans              373,512         389,876        (16,364)       (4.20)%
Ratios:
Allowance for loan losses to
 gross loans                      1.29%           1.31%
Net loans charged off to
 allowance for loan losses       12.25%          20.95%



The provision for loan losses was $84,862 for the three months ended March 31, 2000. This is a decrease of $60,772 or 41.7%, over the $145,634 for the three
months ended March 31, 1999.   In addition to the quarterly addition to the
allowance, the Corporation adds an amount to the allowance in the amount of the net charge offs each month. Gross loans outstanding increased 11.5% for the three months in 2000. For the three months ended March 31, 2000, losses charged to the allowance for loan losses totaled $134,588. This was offset by recoveries of $124,726, with the net effect being $9,862 in loans charged to the allowance.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that have not been charged off. Management also believes that the Corporation has adequately reserved for all credits in its portfolio that may result in a loss to the Corporation.

OTHER OPERATING INCOME
Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended March 31, 2000, increased $9,896 or

1.2% over the three months ended March 31, 1999. Especially in periods of declining net interest margins, the Corporation has sought to increase the income derived from these sources and will continue to seek opportunities to do so.

OTHER OPERATING EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Corporation has put pressure on Management to control overhead expenses. The growth of the Corporation, annual raises, and the addition of the mortgage department has resulted in an increase in salaries and benefits of $75,729 or 6.5%. Other operating expenses in the three months ended March 31, 2000 were $2,226,345 compared to the $2,005,914 for the three months ended March 31, 1999 for an increase of $220,431 or 11.0%. The Corporation's efficiency ratio at March 31, 2000 was 47.94%.

BALANCE SHEET ANALYSIS

                                                                Amount of     Percent of
                                  March 31,      December 31,    Increase       Increase
                                    2000            1999        (Decrease)     (Decrease)
                                 --------------------------------------------------------
Cash and Cash Equivalents        $ 20,492,242  $ 13,494,070    $ 6,998,172        51.86%
Investment Securities             100,386,195   101,167,360       (781,165)       -0.77%
Loans, net                        237,291,933   231,248,551      6,043,382         2.61%
Total Assets                      375,278,641   362,789,702     12,488,939         3.44%

Total Deposits                    306,562,945   284,461,639     22,101,306         7.77%

Total Stockholders' Equity         38,686,576    37,545,961      1,140,615         3.04%

CASH AND CASH EQUIVALENTS
Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase at March 31, 2000 was due to the temporary increase in correspondent bank accounts caused by an unusually large cash letter sent out on this date. The Corporation did not have any federal funds sold at this date due to continued strong loan demand.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock.

Investments decreased $781,165 or 0.8% as a result of the need for liquidity to fund the strong loan demand.

LOANS
Loan demand continued to be strong in the service area of the Corporation as evidenced by the 2.61% increase in net loans. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.


DEPOSITS
The following shows the balance and percentage change in the various deposits:

                                                                   Amount of     Percent of
                                     March 31,     December 31,     Increase      Increase
                                       2000           1999         (Decrease)    (Decrease)
                                    --------------------------------------------------------
Non-interesting-bearing Deposits    $ 43,013,156   $ 37,090,779   $ 5,922,377        15.97%
Interest-bearing Deposits             87,407,854     74,616,711    12,791,143        17.14%
Savings                               20,220,772     20,031,653       189,119         0.94%
Certificates of Deposit              155,921,163    152,722,496     3,198,667         2.09%
                                    --------------------------------------------------------
Total Deposits                      $306,562,945   $284,461,639   $22,101,306         7.77%
                                    --------------------------------------------------------

The increase in deposits reflected in the above table is solely the result of normal deposit growth for our service area. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

YEAR 2000

The Corporation has not encountered any problems with the Y2K date change. Although we are pleased with our transition through this period, we are on guard for any problems that might yet surface. We will continue to look for potential Y2K problems until we are satisfied that no such problems exist.

                            CITIZENS HOLDING COMPANY
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

There have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 1999.


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


                            CITIZENS HOLDING COMPANY




BY:   /s/ Steve Webb                    BY:   /s/ Robert T. Smith
  -----------------------------            ---------------------------------
     Steve Webb                               Robert T. Smith
     Chairman, President and                  Treasurer (Chief Financial
     Chief Executive Officer                  and Accounting Officer)

DATE:  May 11, 2000                           DATE:  May 11, 2000

                                 EXHIBIT INDEX


       Exhibit Number                           Description
       --------------                           -----------

            27                             Financial Data Schedule