Form 10-Q
period 2000-06-30
CITIZENS HOLDING CO /MS/
filed 2000-08-14
CIK 1075706

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2000.

     Title                                                  Outstanding
Common Stock, $.20 par value                                  3,308,750

                            CITIZENS HOLDING COMPANY
                SECOND QUARTER 2000 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999

             Consolidated Statements of Income
             Three and six months ended June 30, 2000 and 1999

             Consolidated Statements of Comprehensive Income
             Three and six months ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2000 and 1999

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

     Signatures

                   PART 1.CONSOLIDATED FINANCIAL STATEMENTS


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CONDITION

                                                            June 30,      December 31,
                  ASSETS                                     2000            1999
                                                          ----------------------------
Cash and due from banks                                   $ 16,174,044    $ 13,312,028
Interest bearing balances at Federal Home
 Loan Bank                                                   1,515,354         182,042
Federal funds sold                                                   0               0
                                                          ----------------------------
Cash and cash equivalents                                   17,689,398      13,494,070
Federal Home Loan Bank stock                                 1,610,200       1,284,000
Investment securities available for sale, at
 fair value                                                 99,544,151     101,167,360
Loans, net of allowance for loan losses of
   $3,250,000 in 2000 and $3,100,000 in 1999               241,959,898     231,248,551
Premises and equipment, net                                  4,461,642       4,410,976
Other real estate owned, net                                   159,109         291,508
Accrued interest receivable                                  4,339,639       3,683,849
Cash value of life insurance                                 2,998,274       2,828,265
Goodwill (net)                                                 690,211         649,854
Other Assets                                                 3,687,528       3,731,269
                                                          ----------------------------
TOTAL                                                     $377,140,050    $362,789,702
                                                          ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                $ 37,209,290    $ 37,090,779
Interest-bearing NOW and money market
 accounts                                                   73,158,667      74,616,711
Savings deposits                                            20,073,618      20,031,653
Certificates of deposit                                    159,257,489     152,722,496
                                                          ----------------------------
Total deposits                                             289,699,064     284,461,639

Accrued interest payable                                     1,424,751       1,242,916
Federal Home Loan Bank advances                             28,000,000      23,100,000
Federal funds Purchased                                     12,600,000      10,600,000
ABE loan liability                                           2,627,409       2,727,004
Treasury tax and loan note option                              700,000         700,000
Directors deferred compensation payable                        861,888         812,130
Income taxes payable                                            21,073               0
Other liabilities                                              297,422         339,403
                                                          ----------------------------
Total liabilities                                          336,231,607     323,983,092
                                                          ----------------------------
Minority interest in consolidated subsidiaries               1,326,930       1,260,649

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares
 authorized, and 3,308,750 shares outstanding at
 June 30, 2000, and at December 31, 1999                       670,750         670,750

Less:  Treasury stock, at cost, 45,000 shares at
 June 30, 2000 and at December 31, 1999                       (239,400)       (239,400)
Additional paid-in capital                                   3,353,127       3,353,127
Retained earnings                                           37,391,043      35,303,504
Other Accumulated Comprehensive Income, net
 of income taxes of $(821,155) in 2000 and
 $(821,577) in 1999                                         (1,594,007)     (1,542,020)
                                                          ----------------------------
Total stockholders' equity                                  39,581,513      37,545,961
                                                          ----------------------------
TOTAL                                                     $377,140,050    $362,789,702
                                                          ----------------------------

See notes to consolidated financial statements


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                      For the three months        For the six months
                                         Ended June 30,             Ended June 30,
                                        2000         1999        2000          1999
                                    ---------------------------------------------------
INTEREST INCOME:
Loans, including fees               $5,439,328   $4,771,770   $10,712,786   $ 9,509,086
Federal funds sold                         565       72,813         1,079       135,282
Investment securities                1,551,560    1,390,053     3,063,574     2,692,275
Other interest                          19,020        9,579        24,399        21,360
                                    ---------------------------------------------------
Total interest income                7,010,473    6,244,215    13,801,838    12,358,003

INTEREST EXPENSE:
Deposits                             2,908,393    2,496,394     5,568,138     4,987,462
Other borrowed funds                   528,917      151,509       999,807       299,379
                                    ---------------------------------------------------
Total interest expense               3,437,310    2,647,903     6,567,945     5,286,841
                                    ---------------------------------------------------
NET INTEREST INCOME                  3,573,163    3,596,312     7,233,893     7,071,162

PROVISION FOR LOAN LOSSES              197,131      236,983       281,993       382,617
                                    ---------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES           3,376,032    3,359,329     6,951,900     6,688,545
                                    ---------------------------------------------------
OTHER INCOME:
Service charges on deposit
 accounts                              609,788      588,196     1,188,705     1,150,825
Other service charges and fees         135,466       93,479       224,684       184,645
Other income                           109,865      114,434       203,546       201,090
                                    ---------------------------------------------------
Total other income                     855,119      796,109     1,616,935     1,536,560

OTHER EXPENSES:
Salaries and employee benefits       1,227,064    1,018,088     2,472,802     2,188,097
Occupancy expense                      358,044      325,117       720,041       633,186
Other operating expense                498,331      456,937     1,069,311       935,494
Earnings applicable to minority
 interest                               47,345       51,987        94,975       101,266
                                    ---------------------------------------------------
Total other expenses                 2,130,784    1,852,129     4,357,129     3,858,043
                                    ---------------------------------------------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                  2,100,367    2,303,309     4,211,706     4,367,062
                                    ---------------------------------------------------
PROVISION FOR INCOME TAXES             723,264      747,057     1,462,417     1,487,450
                                    ---------------------------------------------------
NET INCOME                          $1,377,103   $1,556,252   $ 2,749,289   $ 2,879,612
                                    ---------------------------------------------------
NET INCOME PER SHARE
     -Basic                              $0.42        $0.47         $0.83         $0.87
                                    ---------------------------------------------------
     -Diluted                            $0.41        $0.47         $0.83         $0.87
                                    ---------------------------------------------------

See notes to consolidated financial statements

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                      For the three months        For the six months
                                         ended June 30,              ended June 30,
                                        2000          1999         2000           1999
                                    -----------------------------------------------------
Net Income                          $1,377,103    $1,556,252    $2,749,289    $ 2,879,612

Other Comprehensive Income, net
  of tax Unrealized holding gains
  (losses)                            (166,525)     (997,012)      (51,987)    (1,393,632)

  Less reclassification
   adjustment for losses included
   in net income                        35,240         3,419        20,007          3,419
                                    -----------------------------------------------------
   Total other comprehensive
    income                            (131,285)     (993,593)      (31,980)    (1,390,213)
                                    -----------------------------------------------------
Comprehensive income                $1,245,818    $  562,659    $2,717,309    $ 1,489,399
                                    -----------------------------------------------------

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the six months
                                                            ended June 30,
                                                                2000            1999
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                   $  2,913,428    $  3,091,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities avail for sale          8,847,786      13,570,711
Proceeds from sale of investment securities                    9,348,856       1,499,393
Purchases of investment securities                           (17,104,609)    (22,043,367)
                                                            ----------------------------
Purchases of bank premises, furniture, fixtures and
  equipment                                                     (324,866)       (180,611)
Decrease in interest bearing deposits with other banks        (1,333,312)        338,652
Net (increase) decrease in federal funds sold                          0       4,900,000
Net increase in loans                                        (10,861,347)    (13,040,467)

Net Cash Used by Investing Activities                        (11,427,492)    (14,955,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                            5,237,425       8,230,656
Net increase (decrease) in ABE loans                             (99,595)        348,474
Increase in FHLB advances                                      4,900,000               0
Increase in federal funds purchased                            2,000,000               0
Payment of dividends                                            (661,750)       (496,313)

Net Cash Provided by Financing Activities                     11,376,080       8,082,817

Net Increase (Decrease) in Cash and Due from Banks             2,862,016      (3,781,504)

Cash and Due From Banks, beginning of year                    13,312,028      15,234,594

Cash and Due from Banks, end of period                        16,174,044      11,453,090

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the six months ended June 30, 2000

1. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim periods or for the year as a whole.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 29, 2000.

     Investment Securities -- The Corporation classifies all of its securities as available-for-sale and carries them at fair value with unrealized gains or losses reported as a separate component of capital, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis. The Corporation does not have any securities classified as Held for Trading.

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2000, the Corporation had entered into commitments with certain customers that had an unused balance of $13,850,000 compared to $16,241,000 unused at December 31, 1999. There were $367,850 of letters of credit outstanding at June 30, 2000, compared to $313,105 at December 31, 1999.

4. Net income per share -- Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999. Earnings per share were computed as follows:

                                  For the three months     For the six months
                                     Ended June 30,          Ended June 30,
                                  2000          1999        2000         1999
                            ---------------------------------------------------
Basic weighted average
    shares outstanding       3,308,750     3,308,750     3,308,750    3,308,750
Dilutive effect of
 granted options                12,742             0        22,364            0
                            ---------------------------------------------------
Diluted weighted average
    shares outstanding       3,321,492     3,308,750     3,331,114    3,308,750

Net income                  $1,377,103    $1,556,252    $2,749,289   $2,879,612
Net income per
 share-basic                $     0.42    $     0.47    $     0.83   $     0.87
Net income per
 share-diluted              $     0.41    $     0.47    $     0.83   $     0.87

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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


LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at June 30, 2000 was 35.74% and at June 30, 1999 was 35.90%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $47,448,000 at June 30, 2000.

CAPITAL RESOURCES

The Corporation's equity capital was $39,581,513 at June 30, 2000. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $661,750 or $.20 per share were paid year to date June 30, 2000. This is the first year that the Company paid a quarterly dividend rather than paying a semi-annual dividend as had been paid in the prior years.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2000, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                 For Capital                      prompt Corrective
                                       Actual                  Adequacy Purposes                  Actions Provisions
                                       Amount      Ratio      Amount            Ratio            Amount            Ratio
                                     ------------------------------------------------------------------------------------------
As of June 30, 2000
Total Capital                        $44,768,550   18.93%   $18,920,389 (greater than) 8.00%   $23,650,487 (greater than) 10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $41,812,239   17.68%   $ 9,460,195 (greater than) 4.00%   $14,190,292 (greater than)  6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $41,812,239   11.27%   $14,844,692 (greater than) 4.00%   $18,555,864 (greater than)  5.00%
  (to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                             For the three months         For the six months
                                ended June 30,              ended June 30,
                              2000          1999          2000          1999
                          -----------------------------------------------------
Interest Income            $6,811,209    $6,244,215   $13,602,574   $12,358,003
Interest Expense            3,437,310     2,647,903     6,567,945     5,286,841

Net Interest Income         3,373,899     3,596,312     7,034,629     7,071,162
Provision for Loan Losses     197,131       236,983       281,993       382,617

Net Interest Income after
 Provision for Loan Losses  3,176,768     3,359,329     6,752,636     6,688,545
Other Income                1,054,383       796,109     1,816,199     1,536,560
Other Expense               2,130,784     1,852,129     4,357,129     3,858,043

Income before Provision For
 Income Taxes               2,100,367     2,303,309     4,211,706     4,367,062
Provision for Income Taxes    723,264       747,057     1,462,417     1,487,450

Net Income                 $1,377,103    $1,556,252   $ 2,749,289   $ 2,879,612
                          -----------------------------------------------------

Net Income Per share -     $     0.42    $     0.47   $      0.83   $      0.87
 Basic                    -----------------------------------------------------

Net Income Per Share -     $     0.41    $     0.47   $      0.83   $      0.87
 Diluted                  -----------------------------------------------------


Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity was 13.78% and 13.97% for the three and six months ended June 30, 2000, and 17.24% and 15.99% for the three and six months ended June 30, 1999.

The book value per share increased to $11.96 at June 30, 2000 compared to $11.35 at December 31, 1999. This increase is due to earnings exceeding dividends paid during this period. Average assets for the six months ended June 30, 2000, were $371,117,289 compared to $347,613,000 at December 31, 1999; average equity increased to $39,333,947 for the six months ended June 30, 2000, from $37,603,000 at December 31, 1999.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.25% for the six months ended June 30, 2000, compared to an annualized net interest margin of 4.51% for the six months ended June 30, 1999. Earnings assets averaged $343,618,147 for the six months ended June 30, 2000. This represented an increase of $32,503,101 or 10.45%, over average earning assets of $311,115,046 for the six months ended June 30, 1999. This increase was from normal growth of the Corporation and not from any special program or promotion.

The net interest income figures above include income from the Corporation's securities. The following table shows the interest and fees and corresponding yields for loans only.

                               For the three months             For the six months
                                  ended June 30,                  ended June 30,
                               2000            1999          2000            1999
                           -----------------------------------------------------------
Interest and Fees         $  5,439,328    $  4,771,770    $ 10,712,786    $  9,509,086
Average Loans              240,136,169     211,287,134     237,835,220     211,923,173
Annualized Yield                  9.06%           9.03%           9.01%           8.97%

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

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                                           Amount of     Percent of
                            June 30,      December 31,      Increase      Increase
                              2000            1999         (Decrease)     (Decrease)
                          ----------------------------------------------------------
BALANCES:
Gross Loans               $247,978,961    $237,007,080    $10,971,881         4.63%
Allowance for Loan Losses    3,250,000       3,100,000        150,000         4.84%
Non-accrual Loans              507,322         389,876        117,446        30.12%
Ratios:
Allowance for loan losses
    to gross loans                1.31%           1.31%
Net loans charged off to
    allowance for loan losses     4.06%          20.95%



The provision for loan losses for the three months ended June 30, 2000 was $197,131, a decrease of $39,852 over the $236,983 for the same period in 1999. The provision for the six months ended June 30, 2000 was $281,993; a decrease of $100,624 or 26.3%, over the $382,617 for the six months ended June 30, 1999. Gross loans outstanding increased 4.63% for the six months in 2000. For the three months ended June 30, 2000, net loan losses charged to the allowance for loan losses totaled $122,131, a decrease of $64,852 over the same period in 1999. For the six months ended June 30, 2000, net loan losses totaled $131,993 compared to $282,617 for the six months ended June 30, 1999.

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

OTHER OPERATING INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three and six months ended June 30, 2000, increased $59,010 or 7.41% and $80,375 or 5.23% over the respective periods ended June 30, 1999. Especially in periods of declining net interest margins, the Corporation has sought to increase the income derived from these sources and will continue to seek opportunities to do so.


OTHER OPERATING EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Corporation has put pressure on Management to control overhead expenses. The growth of the Corporation, annual raises, and the addition of the mortgage department has resulted in an increase in salaries and benefits of $208,976 and $284,705 for the three and six months ended June 30, 2000 over the respective periods in 1999. Other operating expenses for the three and six months ended June 30, 2000 were $2,130,784 and $4,357,129 compared to the $1,852,129 and $3,858,043 for the three and six months ended June 30, 1999 for an increase of $278,655 and $499,086 respectively. The Corporation's efficiency ratios for the three and six months ended June 30, 2000 were 46.22% and 47.29%, respectively.



BALANCE SHEET ANALYSIS

                                                         Amount of     Percent of
                            June 30,      December 31,   Increase       Increase
                              2000          1999         (Decrease)     (Decrease)
                          --------------------------------------------------------
Cash and Cash Equivalents $ 17,689,398  $ 13,494,070    $ 4,195,328        31.09%
Investment Securities      101,154,351   102,451,360     (1,297,009)       -1.27%
Loans, net                 241,959,898   231,248,551     10,711,347         4.63%
Total Assets               377,140,050   362,789,702     14,350,348         3.96%

Total Deposits             289,699,064   284,461,639      5,237,425         1.84%

Total Stockholders' Equity  39,581,513    37,545,961      2,035,552         5.42%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase at June 30, 2000 was due to a temporary increase in correspondent bank accounts. The Corporation did not have any federal funds sold at this date due to continued strong loan demand.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock.

Investments decreased $1,297,009 or 1.27% as a result of the need for liquidity to fund the strong loan demand.

LOANS

Loan demand continued to be strong in the service area of the Corporation as evidenced by the 4.63% increase in gross loans. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.


DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                   Amount of     Percent of
                                     June 30,     December 31,     Increase       Increase
                                       2000           1999        (Decrease)     (Decrease)
                                   --------------------------------------------------------
Noninteresting-bearing Deposits    $ 37,209,290   $ 37,090,779    $   118,511         0.32%
Interest-bearing Deposits            73,158,667     74,616,711     (1,458,044)       -1.95%
Savings                              20,073,618     20,031,653         41,965         0.21%
Certificates of Deposit             159,257,489    152,722,496      6,534,993         4.28%
                                   --------------------------------------------------------
Total Deposits                     $289,699,064   $284,461,639    $ 5,237,425         1.84%
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


                            CITIZENS HOLDING COMPANY




BY: /s/ Steve Webb                           BY: /s/ Robert T. Smith
   -------------------------                    --------------------------
        Steve Webb                                   Robert T. Smith
        Chairman, President and                      Treasurer (Chief Financial
        Chief Executive Officer                      and Accounting Officer)

DATE:  August 10, 2000                        DATE: August 10, 2000

                                 EXHIBIT INDEX


Exhibit Number                                Description
--------------                                -----------

     27                                  Financial Data Schedule