Form 10-Q
period 2000-09-30
CITIZENS HOLDING CO /MS/
filed 2000-11-13
CIK 1075706

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   |X| Yes   |   | No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

           Title                                               Outstanding
Common Stock, $.20 par value                                    3,308,750

                            CITIZENS HOLDING COMPANY
                THIRD QUARTER 2000 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Condition
              September 30, 2000 and December 31, 1999

              Consolidated Statements of Income
              Three and nine months ended September 30, 2000 and 1999

              Consolidated Statements of Comprehensive Income
              Three and nine months ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows
              Nine months ended September 30, 2000 and 1999

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                   PART 1.CONSOLIDATED FINANCIAL STATEMENTS


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                 September 30,    December 31,
                    ASSETS                                           2000             1999
                                                                 -------------    ------------
Cash and cash equivalents                                          14,923,860      13,494,070
Federal Home Loan Bank stock                                        2,212,700       1,284,000
Investment securities available for sale, at fair value           100,037,457     101,167,360
Loans, net of allowance for loan losses of
   $3,325,000 in 2000 and $3,100,000 in 1999                      247,399,764     231,248,551
Premises and equipment, net                                         4,387,402       4,410,976
Other real estate owned, net                                          150,002         291,508
Accrued interest receivable                                         4,191,292       3,683,849
Cash value of life insurance                                        2,998,274       2,828,265
Goodwill (net)                                                        672,185         649,854
Other assets                                                        3,628,345       3,731,269
                                                                 ------------    ------------

TOTAL ASSETS                                                     $380,601,281    $362,789,702
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                       $ 38,457,136    $ 37,090,779
Interest-bearing NOW and money market accounts                     71,390,122      74,616,711
Savings deposits                                                   19,482,420      20,031,653
Certificates of deposit                                           155,904,289     152,722,496
                                                                 ------------    ------------
Total deposits                                                    285,233,967     284,461,639

Accrued interest payable                                            1,448,883       1,242,916
Federal Home Loan Bank advances                                    29,000,000      23,100,000
Federal funds purchased                                            17,600,000      10,600,000
ABE loan liability                                                  2,675,709       2,727,004
Treasury tax and loan note option                                     700,000         700,000
Directors deferred compensation payable                               888,915         812,130
Other liabilities                                                     380,151         339,403
                                                                 ------------    ------------

Total liabilities                                                 337,927,625     323,983,092
                                                                 ------------    ------------

Minority interest in consolidated subsidiary                        1,385,278       1,260,649
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares
 authorized, and 3,308,750 shares outstanding at September
 30, 2000, and at December 31, 1999                                  670,750         670,750

Less:  Treasury stock, at cost, 45,000 shares at
   September 30, 2000 and at December 31, 1999                      (239,400)       (239,400)
Additional paid-in capital                                         3,353,127       3,353,127
Retained earnings                                                 38,407,877      35,303,504
Unrealized gain (loss) on securities available for sale, net of
income tax benefit of $(465,684) in 2000 and $(821,577) in 1999     (903,976)     (1,542,020)
                                                                 -----------     -----------


Total stockholders' equity                                        41,288,378      37,545,961
                                                                 -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $380,601,281    $362,789,702
                                                                ============    ============

See notes to consolidated financial statements.



                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                      For the three months        For the nine months
                                       ended September 30,        ended September 30,
                                       2000         1999          2000          1999
                                     ----------------------      ---------------------
INTEREST INCOME:
Loans                               $5,566,400   $4,957,478   $16,133,406   $14,331,790
Investment securities                1,508,257    1,410,879     4,518,347     4,008,032
Other interest                          11,966        9,224        37,444       165,866
                                     ---------   ----------   -----------   -----------

Total interest income                7,086,623    6,377,581    20,689,197    18,505,688

INTEREST EXPENSE:
Deposits                             3,017,669    2,527,228     8,585,807     7,514,690
Other borrowed funds                   608,836      201,807     1,608,643       501,186
                                     ---------   ----------   -----------   -----------

Total interest expense               3,626,505    2,729,035    10,194,450     8,015,876
                                     ---------   ----------   -----------   -----------

NET INTEREST INCOME                  3,460,118    3,648,546    10,494,747    10,489,812

PROVISION FOR LOAN LOSSES              316,305      156,180       598,298       538,797
                                     ---------   ----------   -----------   -----------

NET INTEREST INCOME AFTER



 PROVISION FOR LOAN LOSSES           3,143,813    3,492,366     9,896,449     9,951,015
                                    ----------   ----------   -----------   -----------

OTHER INCOME:
Service charges on deposit accounts    614,955      603,034     1,803,660     1,753,859
Other service charges and fees         202,183      181,998       574,445       503,518
Other income                           245,071      108,714       500,303       402,825
                                    ----------   ----------   -----------   -----------

Total other income                   1,062,209      893,746     2,878,408     2,660,202

OTHER EXPENSES:
Salaries and employee benefits       1,188,495    1,296,181     3,661,297     3,484,278
Occupancy expense                      361,070      336,669     1,081,111       969,855
Other operating expense                581,777      565,302     1,651,088     1,500,796
Earnings applicable to minority
 interest                               46,445       48,787       141,420       150,053
                                    ----------   ----------   -----------   -----------
Total other expenses                 2,177,787    2,246,939     6,534,916     6,104,982
                                    ----------   ----------   -----------   -----------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                  2,028,235    2,139,173     6,239,941     6,506,235
                                    ----------   ----------   -----------   -----------

PROVISION FOR INCOME TAXES             680,525      721,535     2,142,942     2,208,985
                                    ----------   ----------   -----------   -----------

NET INCOME                          $1,347,710   $1,417,638   $ 4,096,999   $ 4,297,250
                                    ==========   ==========   ===========   ===========

NET INCOME PER SHARE
     -Basic                              $0.41        $0.43         $1.24         $1.30
                                    ==========   ==========   ===========   ===========

     -Diluted                            $0.41        $0.43         $1.24         $1.30
                                    ==========   ==========   ===========   ===========

See notes to consolidated  financial statements.

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                         For the three months      For the nine months
                                          ended September 30,       ended September 30,
                                           2000         1999         2000          1999
                                         --------     --------     --------      --------

Net income                              $1,347,710   $1,417,638    $4,096,999   $ 4,297,250

Other comprehensive income, net of tax

 Unrealized holding gains (losses)         644,337     (299,815)      592,350    (1,693,447)


 Less reclassification adjustment for
   gains (losses) included in net income    25,687       (3,364)       45,694            55
                                        ----------   ----------    ----------   -----------

   Total other comprehensive income        670,024     (303,179)      638,044    (1,693,392)
                                        ----------   ----------    ----------   -----------

Comprehensive income                    $2,017,734   $1,114,459    $4,735,043   $ 2,603,858
                                        ==========   ==========    ==========   ===========

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                        2000              1999
                                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                             $  4,484,024    $  3,091,368


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale               10,297,786      13,570,711
Proceeds from sale of investment securities                             15,852,410       1,499,393
Purchases of investment securities                                     (25,069,349)    (22,043,367)
Purchases of bank premises and equipment                                  (387,276)       (180,611)
Decrease in interest bearing deposits with other  banks                     50,789         338,652
Net (increase) decrease in federal funds sold                                    0       4,900,000
Net increase in loans                                                  (16,376,213)    (13,040,467)
                                                                      ------------    ------------
Net Cash Used by Investing Activities                                  (15,631,853)    (14,955,689)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                        772,328       8,230,656
Net increase (decrease) in ABE loans                                       (51,295)        348,474
Increase in FHLB advances                                                5,900,000               0
Increase in federal funds purchased                                      7,000,000               0
Payment of dividends                                                      (992,625)       (496,313)
                                                                      ------------    ------------

Net Cash Provided by Financing Activities                               12,628,408       8,082,817

Net Increase (Decrease) in Cash and Due from Banks                       1,480,579      (3,781,504)

Cash and Due From Banks, beginning of year                              13,312,028      15,234,594
                                                                      ------------    ------------

Cash and Due from Banks, end of period                                $ 14,792,607    $ 11,453,090
                                                                      ============    ============

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 2000

1. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending September 30, 2000 are not necessarily indicative of the results which may be expected for any other interim periods or for the year as a whole.

     The interim consolidated financial statements of Citizens Holding Company include the accounts of its 96.63% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as "the Corporation"). All significant intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 29, 2000.

     Investment Securities -- The Corporation classifies all of its securities as available-for-sale and carries them at fair value with unrealized gains or losses reported as a separate component of capital, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis. The Corporation does not have any securities classified as Held for Trading or Held to Maturity.

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2000, the Corporation had entered into commitments with certain customers that had an unused balance of $12,588,000 compared to $16,241,000 unused at December 31, 1999. There were $308,850 of letters of credit outstanding at September 30, 2000, compared to $313,105 at December 31, 1999.

4. Net income per share -- Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share -- Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999. Earnings per share were computed as follows:


                                         For the three months      For the nine months
                                          ended September 30,      ended September 30,
                                          2000          1999        2000         1999
                                         ---------------------     -------------------
Basic weighted average
    shares outstanding                  3,308,750      3,308,750    3,308,750    3,308,750
Dilutive effect of granted options          8,728            807        8,071          697
                                       ----------     ----------   ----------   ----------
Diluted weighted average
    shares outstanding                  3,317,478      3,309,557    3,316,821    3,309,447
                                       ==========     ==========   ==========   ==========

Net income                             $1,347,710     $1,417,638   $4,096,999   $4,297,250
Net income per share-basic             $     0.41     $     0.43   $     1.24   $     1.30
Net income per share-diluted           $     0.41     $     0.43   $     1.24   $     1.30



5. The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and the provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

6. In June 1998, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB No. 133," which concluded that it was appropriate to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The effective date of SFAS No. 138 is also effective for fiscal years beginning after June 15, 2000. The Corporation does not anticipate that the adoption of these statements will have a material effect on its consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB

     Statement No. 125)." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation does not anticipate that the adoption of this statement will have a material effect on its consolidated financial statements.

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


LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at September 30, 2000 was 34.26% and at September 30, 1999 was 38.82%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $53,671,500 at September 30, 2000. At September 30, 2000, the Corporation had unused and available $20,900,000 of its federal funds line of credit and $24,671,500 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $41,288,378 at September 30, 2000. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $992,625 or $.30 per share were paid year to date September 30, 2000. This is the first year that the Corporation paid a quarterly dividend rather than paying a semi-annual dividend as had been paid in the prior years.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2000, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                  For Capital             Prompt Corrective
                                             Actual            Adequacy Purposes         Actions Provisions
                                       Amount      Ratio      Amount        Ratio       Amount         Ratio
                                       ------      -----     --------      --------   -----------   -----------
As of September 30, 2000
Total Capital                        $45,937,839   18.94%   $19,407,310      >8.00%   $24,259,138       >10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $42,905,446   17.69%   $ 9,703,655      >4.00%   $14,555,483        >6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                       $42,905,446   11.51%   $14,905,721      >4.00%   $18,632,151        >5.00%
  (to Average Assets)


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:


                                   For the three months      For the nine months
                                   ended September 30,       ended September 30,
                                   2000          1999          2000          1999
Interest Income                 $7,086,623    $6,377,581   $20,689,197   $18,505,688
Interest Expense                 3,626,505     2,729,035    10,194,450     8,015,876
                                ----------    ----------   -----------   -----------

Net Interest Income              3,460,118     3,648,546    10,494,747    10,489,812





Provision for Loan Losses          316,305       156,180       598,298       538,797
                                ----------    ----------   -----------   -----------
Net Interest Income after
Provision for Loan Losses        3,143,813     3,492,366     9,896,449     9,951,015
Other Income                     1,062,209       893,746     2,878,408     2,660,202
Other Expense                    2,177,787     2,246,939     6,534,916     6,104,982
                                ----------    ----------   -----------   -----------
Income before Provision For
Income Taxes                     2,028,235     2,139,173     6,239,941     6,506,235
Provision for Income Taxes         680,525       721,535     2,142,942     2,208,985
                                ----------    ----------   -----------   -----------

Net Income                      $1,347,710    $1,417,638   $ 4,096,999   $ 4,297,250
                                ==========    ==========   ===========   ===========

Net Income Per share - Basic    $     0.41    $     0.43   $      1.24   $      1.30
                                ==========    ==========   ===========   ===========

Net Income Per Share-Diluted    $     0.41    $     0.43   $      1.24   $      1.30
                                ==========    ==========   ===========   ===========


Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity was 13.60% and 13.77% for the three and nine months ended September 30, 2000, and 15.43% and 15.58% for the three and nine months ended September 30, 1999.

The book value per share increased to $12.48 at September 30, 2000 compared to $11.35 at December 31, 1999. This increase is due to earnings exceeding dividends paid during this period. Average assets for the nine months ended September 30, 2000, were $372,643,028 compared to $347,613,000 for the year ended December 31, 1999; average equity increased to $39,675,423 for the nine months ended September 30, 2000, from $37,603,000 for the year ended December 31, 1999.

NET INTEREST INCOME/NET INTEREST MARGIN
One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.20% for the nine months ended September 30, 2000, compared to an annualized net interest margin of 4.55% for the nine months ended September 30, 1999. Earnings assets averaged $341,372,264 for the nine months ended

September 30, 2000. This represented an increase of $25,146,102 or 7.95%, over average earning assets of $316,226,162 for the nine months ended September 30, 1999. This increase was from normal growth of the Corporation and not from any special program or promotion.

The net interest income figures above include income from the Corporation's securities. The following table shows the interest and fees and corresponding yields for loans only.

                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                2000         1999              2000         1999
                              --------------------            -------------------
Interest and Fees         $  5,696,164    $  5,025,520    $ 16,408,950    $ 14,534,606
Average Loans              244,147,385     222,397,124     239,954,633     215,452,856
Annualized Yield                  9.33%           9.04%           9.12%           8.99%

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

The Corporation's allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The amount of the allowance is determined by management of the Corporation. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation's borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation's historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                                                   AMOUNT OF     PERCENT OF
                                  SEPTEMBER 30,   DECEMBER 31,      INCREASE      INCREASE
                                      2000           1999          (DECREASE)     (DECREASE)
                                  -------------   ------------     ----------    -----------
BALANCES:
Gross Loans                       $253,534,373    $237,007,080    $16,527,293         6.97%
Allowance for Loan Losses            3,325,000       3,100,000        225,000         7.26%
Nonaccrual Loans                       670,425         389,876        280,549        71.96%
Ratios:
Allowance for loan losses to
     gross loans                          1.31%           1.31%
Net loans charged off to
     allowance for loan losses           11.23%          20.95%



The provision for loan losses for the three months ended September 30, 2000 was $316,305, an increase of $160,125 over the $156,180 for the same period in 1999. The provision for the nine months ended September 30, 2000 was $598,298; an increase of $59,501 or 11.04%, over the $538,797 for the nine months ended September 30, 1999. Gross loans outstanding increased 6.97% for the nine months in 2000. For the three months ended September 30, 2000, net loan losses charged to the allowance for loan losses totaled $241,305, an increase of $135,125 over the same period in 1999. For the nine months ended September 30, 2000, net loan losses charged to the allowance totaled $373,298 compared to $388,797 for the nine months ended September 30, 1999.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last fiscal year that have not been charged off. Management also believes that the Corporation's allowance will be adequate to absorb probable losses inherent in the Corporation's loan portfolio.

OTHER INCOME
Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended September 30, 2000, increased $168,463 or 18.85% and increased $218,206 or 8.20%
over the respective periods ended September 30, 1999. Especially in periods of declining net interest margins, the Corporation has sought to increase the income derived from these sources and will continue to seek opportunities to do so.


OTHER EXPENSE
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Corporation has put pressure on Management to control overhead expenses.

Other operating expenses for the three and nine months ended September 30, 2000 were $2,177,787 and $6,534,916 compared to the $2,246,939 and $6,104,982 for the three and nine months ended September 30, 1999. This represents a decrease of $69,152 for the three months and an increase for the nine months of $429,934. The Corporation's efficiency ratios for the three and nine months ended September 30, 2000 were 46.45% and 47.01% respectively.



BALANCE SHEET ANALYSIS

                                                                Amount of     Percent of
                                  September 30,  December 31,    Increase       Increase
                                      2000          1999        (Decrease)     (Decrease)
                                  ------------   ------------   ---------     -----------
Cash and Cash                    $ 14,923,860  $ 13,494,070    $ 1,429,790        10.60%
 Equivalents
Investment Securities             102,250,157   102,451,360       (201,203)       -0.20%
Loans, net                        247,399,764   231,248,551     16,151,213         6.98%
Total Assets                      380,601,281   362,789,702     17,811,579         4.91%
                                 ------------  ------------    -----------        -----

Total Deposits                    285,233,967   284,461,639        772,328         0.27%
                                 ------------  ------------    -----------        -----

Total Stockholders' Equity         41,288,378    37,545,961      3,742,417         9.97%
                                 ------------  ------------    -----------        -----

CASH AND CASH EQUIVALENTS
Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase at September 30, 2000 was due to a temporary increase in correspondent bank accounts. The Corporation did not have any federal funds sold at this date due to continued strong loan demand.

INVESTMENT SECURITIES
The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock.

Investments decreased $201,203 or .2% as a result of the need for liquidity to fund the strong loan demand.

LOANS
Loan demand continued to be strong in the service area of the Corporation as evidenced by the 6.97% increase in gross loans. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.


DEPOSITS
The following shows the balance and percentage change in the various deposits:

                                                                    Amount of     Percent of
                                   September 30,    December 31,    Increase       Increase
                                       2000             1999       (Decrease)     (Decrease)
                                   -------------    ------------   ----------     ----------
Noninteresting-bearing             $ 38,457,136   $ 37,090,779    $ 1,366,357         3.68%
 Deposits
Interest-bearing                     71,390,122     74,616,711     (3,226,589)       -4.32%
 Deposits
Savings                              19,482,420     20,031,653       (549,233)       -2.74%
Certificates of Deposit             155,904,289    152,722,496      3,181,793         2.08%
                                   ------------   ------------    -----------        -----

Total Deposits                     $285,233,967   $284,461,639    $   772,328         0.27%
                                   ============   ============    ===========        =====



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


                         PART II.  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and a provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.


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


                            CITIZENS HOLDING COMPANY



     /s/ Steve Webb                          /s/ Robert T. Smith
BY:_________________________           BY:__________________________
     Steve Webb                               Robert T. Smith
     Chairman, President and                  Treasurer (Chief Financial
     Chief Executive Officer                  and Accounting Officer)

DATE:  November 10, 2000               DATE: November 10, 2000

                                 EXHIBIT INDEX


Exhibit Number                                Description
--------------                                -----------

    27                                   Financial Data Schedule