Form 10-K
period 2000-12-31
CITIZENS HOLDING CO /MS/
filed 2001-03-28
CIK 1075706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-25221

                           CITIZENS HOLDING COMPANY
            (exact name of Registrant as specified in its charter)

          MISSISSIPPI                               64-0666512
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation of organization)

  521 Main Street, Philadelphia, MS                   39350
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 601-656-4692
          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
      Title of Each Class                    Which Registered
      -------------------                    -------------------------
  Common Stock, $.20 par value               American Stock Exchange

                Securities registered pursuant to section 12(g) of the Act:

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at March 8, 2001
 Common stock, $.20 par value                        3,308,750 Shares

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 2001 was $41,529,127.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part I, II, and III of the Form 10-K report: 2000 Annual Report to Shareholders (Part
II) and the Definitive Proxy Statement dated March 29, 2001 for Registrant's Annual Meeting of Stockholders to be held May 1, 2001 (Part III).

                           CITIZENS HOLDING COMPANY
                                   FORM 10-K
                                     INDEX


                                                                           PAGE
                                                                           ----
                                    PART I

ITEM 1.    BUSINESS......................................................    1
ITEM 2.    PROPERTIES....................................................   16
ITEM 3.    LEGAL PROCEEDINGS.............................................   18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   18

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS...........................................   18
ITEM 6.    SELECTED FINANCIAL DATA.......................................   19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   20
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...................................................   20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................   21

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   21
ITEM 11.   EXECUTIVE COMPENSATION.........................................   21
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   21
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   21

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.......................................................   21

SIGNATURES................................................................   23

                           CITIZENS HOLDING COMPANY
                                   FORM 10-K

                                    PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations, assumptions and on information
currently  available  to  management.   The  words  "may,"  "should,"  "expect,"
"anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation's and the Bank's business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses;
(c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation's market area and (h) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 1.  BUSINESS

     BACKGROUND

     Citizens Holding Company (the "Corporation") is a one-bank holding company that holds 96.64% of the outstanding shares of The Citizens Bank of Philadelphia, Mississippi (the "Bank"). The Corporation was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank's adoption of a one-bank holding company structure.

     The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917 the Bank surrendered its national charter and obtained a state charter at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December

31, 2000, the Bank was the largest bank headquartered in Neshoba County with total assets of $381,557,740 and total deposits of $290,268,948.

     The principal executive office for both the Corporation and the Bank is located at 521 Main Street, Philadelphia, Mississippi 39350 and its telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Corporation reflect the Corporation's activities or operations through the Bank.

     OPERATIONS

     The Corporation, through the Bank, engages in a wide range of commercial and personal banking activities, including accepting demand, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services; and provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers.

     Revenues from the Corporation's lending activities constitute the largest component of the Corporation's operating revenues. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Corporation's primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale and Kemper counties and contiguous counties. The Corporation extends out-of-area credit only to borrowers who are considered to be low risk, and only on a very limited basis.

     This seven county lending area is mainly rural with Meridian, at 41,036 in population, being the largest city. Agriculture and some light industry are a big part of the economy of this area. The largest employer in the Corporation's service area is the Mississippi Band of Choctaw Indians with their schools, manufacturing plants and their main source of income, The Silverstar Casino and Resort (the "Casino"). The Casino and its related services employs approximately 2,500 people from the Corporation's service area.

     The Corporation has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm loans, residential and commercial construction loans and loans for
commercial real estate.  Historically, approximately   63.3% of the
Corporation's loan portfolio has been attributed to this category of lending. Another 15.7% of the Corporation's loan portfolio has been comprised of commercial, industrial and agricultural production loans, with consumer loans making up the remaining 21.0% of the total loan portfolio.

     The Corporation's loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of various Bank directors, including the Chairman. All aggregate credits that exceed the loan committee's lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Corporation's loan policy, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

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

     The Corporation also expanded its ability to offer its customers broader options with their mortgage loan needs in 1999 with the acquisition of the assets of Three D Mortgage Company, with locations in Philadelphia and Kosciusko, Mississippi. The Corporation's Mortgage Department originates mortgage loans that are sold to the secondary market.

     Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and its Internet site (http://www.thecitizensbankphila.com), the Corporation's customers have the ability to have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables the Corporation's customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

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

     EMPLOYEES

     The Corporation has no compensated employees. At December 31, 2000, the Bank employed 144 full-time employees and 27 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

     Capital Standards.

     The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a bank's operations.

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

     Prompt Corrective Action and Other Enforcement Mechanisms.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and Bank are classified as well capitalized under these guidelines.


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

     The Corporation's ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. Certain provisions of state law restrict the payment of dividends by a Mississippi state bank. In addition, the Bank must obtain the prior approval of the Mississippi Department of Banking and Consumer Finance for the payment of any dividend.

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


     Community Reinvestment Act.

     The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance", and continues to be a factor in review of applications to merger, establishment of new branches or formation of bank holding companies. Different evaluation methods are used depending on the asset size of the bank.


     The FDIC examined the Bank on March 12, 1997 and again most recently on June 1, 1999, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

     Impact of Monetary Policies.

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies. The nature and timing of any future changes in such policies and their impact on the Corporation cannot be predicted.

     COMPETITION

     The banking business is a highly competitive business. The Corporation's market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale and Kemper Counties in Mississippi, although the Corporation also competes with other financial institutions in those counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area. A healthy economy, such as the Corporation's market area is experiencing, invites certain challenges, especially that of competition.

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

     Recent changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Interstate Act and other recent and proposed changes are expected to continue to further stimulate competition in the markets in which the Corporation operates, although it is not possible to predict the extent or timing of such increased competition.

     Currently, there are approximately fourteen different financial institutions in the Corporation's market area competing for the same customer base. Despite these challenges, the Corporation has not only been able to maintain its market share, but has actually increased its share in recent years.

ITEM 2.  PROPERTIES

The Corporation, through the Bank, currently operates from its main office in downtown Philadelphia, and from 13 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale and Kemper counties, all located in Mississippi. Information about these branches is set forth in the table below:

                                                               BANKING
                                LOCATION/                      FUNCTIONS
NAME OF OFFICE                  TELEPHONE NUMBER               OFFERED

Main Office                     521 Main Street                Full Service
                                Philadelphia, Mississippi      Trust
                                (601) 656-4692

Eastside Branch                 585 East Main Street           Drive-up
                                Philadelphia, Mississippi
                                (601) 656-4976

Westside Branch                 912 West Beacon Street         Full Service
                                Philadelphia, Mississippi      24 Hour Teller
                                (601) 656-4978

Northside Branch                720 Pecan Avenue               Deposits
                                Philadelphia, Mississippi      24 Hour Teller
                                (601) 656-4977

Pearl River Branch              110 Choctaw Town Center        Full Service
                                Philadelphia, Mississippi      24 Hour Teller
                                (601) 656-4971

Union Branch                    Corner of Horne & Bank         Full Service
                                Union, Mississippi
                                (601) 774-9231

Carthage Main Office            219 West Main Street           Full Service
                                Carthage, Mississippi
                                (601) 267-4525

Crossroads Branch               Intersection of Hwys 35 & 16   Drive-up
                                Carthage, Mississippi
                                (601) 267-4525

Madden Branch                   Highway 488                    Deposits
                                Madden, Mississippi
                                (601) 267-7366

Sebastopol Branch               Main Street                    Loans
                                Sebastopol, Mississippi        Deposits
                                (601) 625-7447


                                                               BANKING
                                LOCATION/                      FUNCTIONS
NAME OF OFFICE                  TELEPHONE NUMBER               OFFERED



DeKalb Branch                   Corner of Main & Bell          Full Service
                                DeKalb, Mississippi
                                (601) 743-2115

Kosciusko Branch                775 North Jackson Avenue       Full Service
                                Kosciusko, Mississippi         24-hour Teller
                                (601) 289-4356

Scooba Branch                   1048 Johnston Street           Full Service
                                Scooba, Mississippi
                                (601) 476-8431

Meridian Branch                 2209 E Hwy 45 North            Loans
                                Meridian, Mississippi          Deposits
                                (601) 693-8367

     The Bank owns its main office and its branch offices, except for the Pearl River Branch Office and the Meridian Branch Office, which are leased. The main office facility, originally occupied in 1966, is used solely by the Corporation and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations related departments of the Corporation. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to their business, to which the Corporation or the Bank is a party or which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 2000.

                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     MARKET PRICE.

     The Corporation's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "CIZ." The stock began trading on the AMEX on October 19, 1999 and prior to that date was sold by private transactions between parties. At December 31, 2000, the Common Stock's closing price was $17.00.


                                                                   Dividends Declared
                1999             High               Low            (per common share)
---------------------------------------------------------------------------------------

January - March                   N/A               N/A                            0.00
April - June                      N/A               N/A                            0.15
July - September                  N/A               N/A                            0.00
October - December              29.25             21.00                            0.17

                                                                  Dividends Declared
                2000             High               Low           (per common share)
---------------------------------------------------------------------------------------

January - March                 20.50             16.75                      0.10
April - June                    16.75             15.19                      0.10
July - September                18.00             16.13                      0.10
October - December              17.38             16.38                     0.125

     On March 9, 2001, the shares of Common Stock were held of record by approximately 466 shareholders.

DIVIDENDS

     Dividends for 2000 totaled $.425 per share compared to $.32 in 1999 and $.24 in 1998. These dividends reflect a 33% increase in 2000 over 1999 and a 33% increase in 1999 over 1998.

     The Corporation declares dividends on a quarterly basis in March, June, September and December with payment following at the end of the month in which the dividend was declared.

     Funds for the payment by the Corporation of cash dividends are obtained from dividends received by the Corporation from the Bank. Accordingly, the declaration and payment of dividends by the Corporation depend upon the Bank's earnings and financial condition, general economic conditions, compliance with regulatory requirements, and other factors.


ITEM 6.   SELECTED FINANCIAL DATA

      FIVE YEAR SUMMARY OF CONSOLIDATED STATEMENTS AND RELATED STATISTICS

(amounts in Thousands, Except Percent and Per Share Data)

                                                        2000           1999             1998             1997             1996
                                              --------------------------------------------------------------------------------
SUMMARY OF EARNINGS
----------------------------------------------

Total interest income                               $ 28,638       $ 25,476         $ 23,956         $ 21,588         $ 20,369
Total interest expense                                14,064         10,974           10,860            9,659            8,684
Provision for loan losses                                918            849              846              740              791
Non-interest income                                    3,285          3,122            2,897            2,990            2,686
Non-interest expense                                   8,772          8,360            7,948            7,046            6,665
Income tax expense                                     2,635          2,793            2,487            2,561            2,407
Net Income                                             5,534          5,621            4,712            4,490            4,394

Per Share Data
Earnings-basic and diluted                          $   1.67       $   1.70         $   1.42         $   1.36         $   1.33
Cash dividends                                         0.425           0.32             0.24             0.17             0.15
Book value at year end                                 13.11          11.35            10.72             9.44             8.09

SELECTED YEAR END ACTUAL BALANCES
----------------------------------------------

Loans, net of unearned income                       $252,022       $234,349         $211,349         $194,304         $177,005
Allowance for possible loan losses                    -3,325         -3,100           -2,900           -2,700           -2,500
Investment securities                                103,533        102,451           91,539           67,292           72,472
Total assets                                         382,800        362,790          334,232          286,634          270,679
Deposits                                             289,908        284,462          282,242          248,984          229,443
Long term borrowings                                  10,000         10,000           10,000                0               33
Shareholders' equity                                  43,377         37,546           35,455           31,220           26,758

SELECTED YEAR END AVERAGE BALANCES
----------------------------------------------

Loans, net of unearned income                       $244,307       $221,165         $202,228         $186,843         $168,542
Allowance for possible loan losses                    -3,198         -2,974           -2,701           -2,523           -2,342
Investment securities                                102,325         97,219           79,401           70,023           76,138
Total assets                                         374,439        347,613          314,896          279,961          271,241
Deposits                                             290,704        288,176          268,514          242,459          238,358
Long term borrowings                                  10,000         10,000            7,630                3               35
Shareholders' equity                                  40,701         37,603           33,513           28,920           24,610

SELECTED RATIOS
----------------------------------------------

Return on average assets                                1.48%          1.62%            1.50%            1.60%            1.62%
Return on average equity                               13.60%         14.95%           14.08%           15.24%           17.77%
Dividend payout                                        25.41%         18.84%           16.85%           12.52%           11.29%
Equity to year end assets                              11.33%         10.35%           10.61%           10.89%            9.89%
Total risk-based capital to
      risk-adjusted assets                             18.88%         18.52%           18.13%           17.02%           15.84%
Leverage capital ratio                                 11.61%         11.06%           10.61%           10.46%            9.43%
Efficiency ratio                                       47.20%         45.48%           48.01%           45.56%           45.29%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, 1999, and 1998, required by this Item 7 can be found under the headings "Management's Discussion and Analysis" and "Consolidated Financial Statements" in the 2000 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information on the Quantitative and Qualitative Disclosures about Market Risk, required by this Item 7A can be found under the headings "Quantitative and Qualitative Disclosures about Market Risk" in the 2000 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information on Financial Statements and Supplementary Data required by this
Item 8 can be found under the headings "Management's Discussion and Analysis", "Consolidated Financial Statements" and "Quarterly Financial Trends" in the 2000 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report of Form 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Registrant required by this Item 10 can be found under the headings "Section 16(a) Beneficial Ownership Reporting Compliance", "Board of Directors", and Executive Compensation" in the Corporation's Definitive Proxy Statement dated March 29, 2001, relating to its 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the Executive Compensation paid by the Registrant required by this Item 11 can be found under the headings "Executive Compensation" and "Compensation of the Board of Directors" in the Corporation's Definitive Proxy Statement dated March 29, 2001, relating to its 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding Security Ownership of Certain Beneficial Owners and Management can be found under the headings "Stock Ownership of Directors and Executive Officers" and "Ownership of Certain Beneficial Owners" in the Corporation's Definitive Proxy Statement dated March 29, 2001, relating to its 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions can be found under the headings "Indebtedness of Related Parties" and "Interests of the Board of Directors" in the Corporation's Definitive Proxy Statement dated March 29, 2001, relating to its 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          Consolidated Financial Statements and Supplementary Information for years ended December 31, 1998, 1999 and 2000, which include the following:

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

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits required by Item 601 of Regulation S-K

          3(i)  Amended Articles of Incorporation of the Corporation        *
          3(ii) Amended and Restated Bylaws of the Corporation              *
          4     Rights Agreement between Citizens Holding Company           *
                and The Citizens Bank of Philadelphia, Mississippi
          10    Directors' Deferred Compensation Plan - Form of Agreement   *
          10(a) Citizens Holding Company 1999 Directors' Stock              *
                Compensation Plan
          10(b) Citizens Holding Company 1999 Employees' Long-Term          *
                Incentive Plan
          13    2000 Annual Report to Shareholders
          21    Subsidiaries of Registrant                                  *
          27    Financial Data Schedule

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

                                          By:  /s/ Steve Webb
                                             ---------------------
                                          STEVE WEBB
                                          CHAIRMAN, CHIEF EXECUTIVE
                                          OFFICER, PRESIDENT AND DIRECTOR


                                          By:  /s/ Robert T. Smith
                                             ---------------------
                                          ROBERT T. SMITH
                                          TREASURER

DATE:  March 21, 2001

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURES                           CAPACITIES               DATE

/s/ Don L. Fulton              Director                  March 21, 2001

/s/ William M. Mars            Director                  March 21, 2001

/s/ W. W. Dungan               Director                  March 21, 2001

/s/ George R. Mars             Director                  March 21, 2001

/s/ Steve Webb                 Director, President and   March 21, 2001
                               Chief Executive Officer

/s/ David A. King              Director                  March 21, 2001

                                 EXHIBIT INDEX

          3(i)   Amended Articles of Incorporation of the Corporation        *
          3(ii)  Amended and Restated Bylaws of the Corporation              *
          4      Rights Agreement between Citizens Holding Company           *
                 and The Citizens Bank of Philadelphia, Mississippi
          10     Directors' Deferred Compensation Plan - Form of Agreement   *
          10(a)  Citizens Holding Company 1999 Directors' Stock              *
                 Compensation Plan
          10(b)  Citizens Holding Company 1999 Employees' Long-Term          *
                 Incentive Plan
          13     2000 Annual Report to Shareholders
          21     Subsidiaries of Registrant                                  *

* Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Corporation (File
     No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.