Form 10-Q
period 2001-03-31
CITIZENS HOLDING CO /MS/
filed 2001-05-14
CIK 1075706

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                      Commission file number:  000-25221

                           CITIZENS HOLDING COMPANY
            (exact name of Registrant as specified in its charter)

            MISSISSIPPI                                         64-0666512
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                            Identification Number)


    521 Main Street, Philadelphia, MS                             39350
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  601-656-4692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   |X| Yes   |   | No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001.

           Title                                   Outstanding
Common Stock, $.20 par value                        3,308,750

                           CITIZENS HOLDING COMPANY
                FIRST QUARTER 2001 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Statements of Condition
          March 31, 2001 and December 31, 2000

          Consolidated Statements of Income
          Three months ended March 31, 2001 and 2000

          Consolidated Statements of Comprehensive Income
          Three months ended March 31, 2001 and 2000

          Consolidated Statements of Cash Flows
          Three months ended March 31, 2001 and 2000

          Notes to Consolidated Financial Statements

 Item 2.  Management=s Discussion and Analysis of
          Financial Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

          Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    March 31,    December 31,
ASSETS                                                                                2001           2000
                                                                                ----------------------------

Cash and due from banks                                                          $ 12,320,017   $ 10,415,155
Interest bearing deposits with other banks                                            640,315        863,371
Federal Home Loan Bank stock                                                        2,546,200      2,499,000
Federal Funds Sold                                                                 18,800,000      3,100,000
Investment securities available for sale, at fair value                            95,069,217    101,034,174
Loans, net of allowance for loan losses of
   $3,325,000 in 2001 and 2000                                                    246,961,064    248,696,755
Premises and equipment, net                                                         4,359,083      4,362,206
Other real estate owned, net                                                          131,305        133,325
Accrued interest receivable                                                         4,480,739      4,726,113
Cash value of life insurance                                                        3,078,676      3,019,454
Goodwill (net)                                                                        636,134        654,160
Other assets                                                                        3,226,837      3,296,696
                                                                                ----------------------------

TOTAL ASSETS                                                                     $392,249,587   $382,800,409
                                                                                ============================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                                       $ 37,100,659   $ 36,961,489
Interest-bearing NOW and money market accounts                                     77,005,056     68,499,167
Savings deposits                                                                   19,641,230     19,053,589
Certificates of deposit                                                           172,755,829    165,393,512
                                                                                ----------------------------
Total deposits                                                                    306,502,774    289,907,757

Accrued interest payable                                                            1,483,038      1,597,445
Federal Home Loan Bank advances                                                    34,000,000     42,000,000
ABE loan liability                                                                  2,388,083      2,520,290
Treasury tax and loan note option                                                           0        700,000
Directors deferred compensation payable                                               944,182        916,256
Other liabilities                                                                     742,593        329,709
                                                                                ----------------------------

Total liabilities                                                                 346,060,670    337,971,457

Minority interest in consolidated subsidiary                                        1,497,020      1,451,991


STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares authorized,
  and 3,308,750 shares outstanding at March 31, 2001, and
  at December 31, 2000                                                                670,750        670,750

Less:  Treasury stock, at cost, 45,000 shares at
   March 31, 2001 and at December 31, 2000                                           -239,400       -239,400
Additional paid-in capital                                                          3,353,127      3,353,127
Retained earnings                                                                  40,391,749     39,431,650
Unrealized gain (loss) on securities available for sale, net of
deferred tax asset (liability) of $(265,648) in 2001 and ($85,635) in 2000            515,671        160,834
                                                                                ----------------------------

Total stockholders' equity                                                         44,691,897     43,376,961
                                                                                ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $392,249,587   $382,800,409
                                                                                ============================


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                     FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                    2001               2000
                                                                                       ----------------------------------------
INTEREST INCOME:
Loan income including fees                                                                       $5,745,729          $5,273,457
Investment securities                                                                             1,433,589           1,512,014
Other interest                                                                                       79,818               5,893
                                                                                       ----------------------------------------

Total interest income                                                                             7,259,136           6,791,364

INTEREST EXPENSE:
Deposits                                                                                          3,066,090           2,659,745
Other borrowed funds                                                                                554,273             470,890
                                                                                       ----------------------------------------

Total interest expense                                                                            3,620,363           3,130,635
                                                                                       ----------------------------------------

NET INTEREST INCOME                                                                               3,638,773           3,660,729

PROVISION FOR LOAN LOSSES                                                                           119,769              84,862
                                                                                       ----------------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                                        3,519,004           3,575,867

OTHER INCOME:


Service charges on deposit accounts                                                                 661,466             578,917
Other service charges and fees                                                                      111,557              89,218
Other income                                                                                        132,300              93,681
                                                                                       ----------------------------------------

Total other income                                                                                  905,323             761,816

OTHER EXPENSES:
Salaries and employee benefits                                                                    1,332,173           1,245,738
Occupancy expense                                                                                   363,352             361,997
Other operating expense                                                                             673,575             570,981
Earnings applicable to minority interest                                                             47,642              47,630
                                                                                       ----------------------------------------

Total other expenses                                                                              2,416,742           2,226,346
                                                                                       ----------------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                                               2,007,585           2,111,337

PROVISION FOR INCOME TAXES                                                                          633,892             739,153
                                                                                       ----------------------------------------

NET INCOME                                                                                       $1,373,693          $1,372,184
                                                                                       ========================================

NET INCOME PER SHARE
     -Basic                                                                                           $0.42               $0.41
                                                                                       ========================================

     -Diluted                                                                                         $0.41               $0.41
                                                                                       ========================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                                     FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                    2001               2000
                                                                                       ----------------------------------------

Net income                                                                                       $1,373,693          $1,372,184

Other comprehensive income, net of tax

   Unrealized holding gains (losses)                                                                354,837             114,538

   Less reclassification adjustment for gains
     (losses) included in net income                                                                      0             -15,233

     Total other comprehensive income                                                               354,837              99,305
                                                                                       ----------------------------------------


Comprehensive income                                                                             $1,728,530          $1,471,489
                                                                                       ========================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                     2001               2000
                                                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                                                        $  2,017,855         $  2,219,934


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                          15,286,313            5,805,319
Proceeds from sale of investment securities                                                                 0            4,442,059
Purchases of investment securities                                                                 -8,873,292           -9,586,216
Purchases of bank premises and equipment                                                             -133,977             -192,970
Decrease in interest bearing deposits with other  banks                                               223,056             -807,809
Net (increase) decrease in federal funds sold                                                     -15,700,000                    0
Net increase in loans                                                                               1,735,691           -6,118,382

Net Cash Used by Investing Activities                                                              -7,462,209           -6,457,999


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                                16,595,017           22,101,306
Net increase (decrease) in ABE loans                                                                 -132,207               57,997
Increase (decrease) in TT&L Note Option                                                              -700,000                    0
Increase in FHLB advances                                                                          -8,000,000          -13,100,000
Increase in federal funds purchased                                                                         0            1,700,000
Payment of dividends                                                                                 -413,594             -330,875

Net Cash Provided by Financing Activities                                                           7,349,216           10,428,428


Net Increase (Decrease) in Cash and Due from Banks                                                  1,904,862            6,190,363

Cash and Due From Banks, beginning of year                                                         10,415,155           13,312,028

Cash and Due from Banks, end of period                                                             12,320,017           19,502,391

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 2001

1. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

     The interim consolidated financial statements of Citizens Holding Company include the accounts of its 96.64% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as "the Corporation"). All significant intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the
     Form 10-K Annual Report filed March 28, 2001.

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

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2001, the Corporation had entered into commitments with certain customers that had an unused balance of $13,684,475 compared to $13,745,594 unused at December 31, 2000. There were $452,825 of letters of credit outstanding at March 31, 2001 and at December 31, 2000.

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

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                             2001             2000
                                                                                        -----------------------------
Basic weighted average
    shares outstanding                                                                     3,308,750        3,308,750
Dilutive effect of granted options                                                             6,927            8,033
                                                                                        -----------------------------
Diluted weighted average
    shares outstanding                                                                     3,315,677        3,316,783

Net income                                                                                $1,373,693       $1,372,186
Net income per share-basic                                                                $     0.42       $     0.41
Net income per share-diluted                                                              $     0.41       $     0.41


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

6. In June 1998, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB No. 133," which concluded that it was appropriate to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The effective date of SFAS No. 138 is also effective for fiscal years beginning after June 15, 2000. The adoption of these statements did not have a material effect on its consolidated financial statements of the Corporation.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material effect on its consolidated financial statements of the Corporation.

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


LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at March 31, 2001 was 46.54% and at March 31, 2000 was 42.74%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $53,671,500 at March 31, 2001. At March 31, 2001, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $19,671,500 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $44,691,897 at March 31, 2001. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $413,594 or $.125 per share were paid year to date March 31, 2001.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2001, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                      To Be         Well
                                                                                   Capitalized      Under
                                                             For        Capital      prompt      Corrective
                                         Actual           Adequacy     Purposes      Actions     Provisions
                               ----------------------------------------------------------------------------
                                    Amount      Ratio      Amount        Ratio       Amount         Ratio
                               ----------------------------------------------------------------------------

As of March 31, 2001
Total Capital                     $48,150,710   19.33%   $19,927,026      >8.00%   $24,908,783       >10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     45,037,112   18.08%     9,963,513      >4.00%    14,945,270        >6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     45,037,112   11.75%    15,330,376      >4.00%    19,162,969        >5.00%
  (to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                                                                    For the three months
                                                                                       ended March 31,
                                                                                  2001                 2000
                                                                            ----------------------------------
Interest Income, including fees                                                $7,259,136           $6,791,364
Interest Expense                                                                3,620,363            3,130,635
                                                                            ----------------------------------

Net Interest Income                                                             3,638,773            3,660,729
Provision for Loan Losses                                                         119,769               84,862

Net Interest Income after

Provision for Loan Losses                                                       3,519,004            3,575,867
Other Income                                                                      905,323              761,816
Other Expense                                                                   2,416,742            2,226,346
                                                                            ----------------------------------
Income before Provision For
Income Taxes                                                                    2,007,585            2,111,337
Provision for Income Taxes                                                        633,892              739,153
                                                                            ----------------------------------

Net Income                                                                     $1,373,693           $1,372,184
                                                                            ==================================

Net Income Per share - Basic                                                   $     0.42           $     0.41
                                                                            ==================================

Net Income Per Share-Diluted                                                   $     0.41           $     0.41
                                                                            ==================================

Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share B Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity was 12.37% for the three months ended March 31, 2001, and 13.68% for the three months ended March 31, 2000.

The book value per share increased to $13.51 at March 31, 2001 compared to $13.11 at December 31, 2000. This increase is due to earnings exceeding dividends paid during this period. Average assets for the three months ended March 31, 2001, were $383,259,390 compared to $374,439,282 for the year ended December 31, 2000, average equity increased to $44,415,517 for the three months ended March 31, 2001, from $40,700,668 for the year ended December 31, 2000.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation=s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.26% for the three months ended March 31, 2001, compared to an annualized net interest margin of 4.33% for the three months ended March 31, 2000. Earnings assets averaged $353,879,505 for the three months ended March 31, 2001. This represented an increase of $12,845,312 or 3.8%, over average earning assets of $341,034,193 for the three months ended March 31, 2000. This increase was from normal growth of the Corporation and not from any special program or promotion.

The net interest income figures above include income from the Corporation=s securities. The following table shows the interest and fees and corresponding yields for loans only.

                                                                      For the three months
                                                                         ended March 31,
                                                                   2001                   2000
                                                          ---------------------------------------------
Interest and Fees                                                $  5,745,729           $  5,273,457
Average Loans                                                     251,081,564            237,579,566
Annualized Yield                                                         9.27%                  8.88%

CREDIT LOSS EXPERIENCE

As a natural corollary to the Corporation=s lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Corporation attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Corporation=s management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation=s Board of Directors.

The Corporation charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition and general economic conditions in the borrower's industry. The principal amount of any loan which is declared a loss is charged against the Corporation=s allowance for loan losses.

The Corporation's allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The amount of the allowance is determined by management of the Corporation. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation's borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation=s historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation=s allowance for loan loss for the dates indicated:

                                                                                         Amount of         Percent of
                                             March 31,           December 31,            Increase           Increase
                                               2001                  2000               (Decrease)         (Decrease)
                                  -----------------------------------------------------------------------------------
BALANCES:
Gross Loans                                $253,156,340          $254,940,076           -$1,783,736             -0.70%
Allowance for Loan Losses                     3,325,000             3,325,000                     0              0.00%
Nonaccrual Loans                                847,670               589,788               257,882             43.72%
Ratios:
Allowance for loan losses to
          gross loans                              1.31%                 1.30%
Net loans charged off to
          allowance for loan                       3.60%                20.83%
           losses



The provision for loan losses for the three months ended March 31, 2001 was $119,769, an increase of $34,907 over the $84,862 for the same period in 2000. Gross loans outstanding decreased .7% for the three months in 2001. For the three months ended March 31, 2001, net loan losses charged to the allowance for loan losses totaled $119,769, an increase of $109,907 over the same period in 2000.

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



OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended
March 31,2001, increased $143,507    or 18.8% over the respective period ended
March 31, 2000. Increased overdraft income and income from our Title Services, LLC accounted for the most of the increase over 2000. The remainder of the increase was due to the increased customer base. Especially in periods of declining net interest margins, the Corporation has sought to increase the income derived from these sources and will continue to seek opportunities to do so.


OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. The continued growth of the Corporation has put pressure on Management to control overhead expenses.

Other operating expenses for the three months ended March 31, 2001 were $2,416,742 compared to the $2,226,346 for the three months ended March 31, 2000. This represents a increase of $190,396 for the three months ended March 31, 2001. Normal increases in salaries were a part of the increase with increases in the cost of employee benefits adding to this amount. Office supplies and postage costs also increased during this period when compared to the previous year due to the increase in the number of loans and deposit accounts. The Corporation's efficiency ratio for the three months ended March 31, 2001 was 51.04%.



BALANCE SHEET ANALYSIS

                                                                                     Amount of           Percent of
                                          March 31,           December 31,            Increase            Increase
                                            2001                 2000                (Decrease)           (Decrease)
                                  -----------------------------------------------------------------------------------
Cash and Cash Equivalents              $ 12,960,332         $ 11,278,526           $ 1,681,806             14.91%
Investment Securities                    95,069,217          101,034,174            -5,964,957             -5.90%
Loans, net                              246,961,064          248,696,755            -1,735,691             -0.70%
Total Assets                            392,249,587          382,800,409             9,449,178              2.47%

Total Deposits                          306,502,774          289,907,757            16,595,017              5.72%

Total Stockholders' Equity               44,691,897           43,376,961             1,314,936              3.03%



CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase at March 31, 2001 was due to a temporary increase in correspondent bank accounts.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock.

Investments decreased $5,964,957 or 5.9% as a result of the need for liquidity to fund the strong loan demand.



LOANS
Loan demand continued to be strong in the service area of the Corporation even though loans decreased by .7% during the three-month period ended March 31, 2001. This was caused mainly by a decrease in poultry related loans due to refinancing with other sources. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.


DEPOSITS
The following shows the balance and percentage change in the various deposits:

                                                                                       Amount of          Percent of
                                            March 31,           December 31,           Increase            Increase
                                              2001                 2000               (Decrease)          (Decrease)
                                  -----------------------------------------------------------------------------------
Noninteresting-bearing Deposits            $ 37,100,659         $ 36,961,489          $   139,170              0.38%
Interest-bearing Deposits                    77,005,056           68,499,167            8,505,889             12.42%
Savings                                      19,641,230           19,053,589              587,641              3.08%
Certificates of Deposit                     172,755,829          165,393,512            7,362,317              4.45%
                                  ----------------------------------------------------------------------------------

Total Deposits                             $306,502,774         $289,907,757          $16,595,017              5.72%
                                  ==================================================================================



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

                           CITIZENS HOLDING COMPANY
               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Overview

The definition of market risk is the possibility of loss that could result from adverse changes in market prices and rates. The Corporation has taken steps to assess the amount of risk that is associated with its asset and liability structure. The Corporation measures the potential risk on a regular basis and makes changes to its strategies to manage these risks. The Corporation does not participate in some of the financial instruments that are inherently subject to substantial market risk.

Market/Interest Rate Risk Management

The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core banking business. The Corporation utilizes an investment portfolio to manage the interest rate risk naturally created through its business activities. The quarterly interest rate risk report is used to evaluate exposure to interest rate risk, project earnings and manage the composition of the balance sheet and its growth.

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve -month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates, such as the recent interest rate reductions ordered by the Federal Reserve Board. The Corporation has experienced an increased number of called investment securities related to the decrease in rates.

Other than the recent interest rate decreases, there have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2000.

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

     DATE:  May 11, 2001                      DATE: May 11, 2001

                                 EXHIBIT INDEX


Exhibit Number                                                  Description
--------------                                                  -----------