Form 10-Q
period 2001-06-30
CITIZENS HOLDING CO /MS/
filed 2001-08-13
CIK 1075706

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of        (I. R. S. Employer Identification Number)
incorporation or organization)


   521 Main Street, Philadelphia, MS                   39350
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  601-656-4692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2001.

            Title                                     Outstanding
Common Stock, $.20 par value                           3,308,750

                           CITIZENS HOLDING COMPANY
               SECOND QUARTER 2001 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Condition
              June 30, 2001 and December 31, 2000

              Consolidated Statements of Income
              Three and six months ended June 30, 2001 and 2000

              Consolidated Statements of Comprehensive Income
              Three and six months ended June 30, 2001 and 2000

              Consolidated Statements of Cash Flows
              Six months ended June 30, 2001 and 2000

              Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                    June 30,     December 31,
ASSETS                                                                                2001           2000
                                                                                  ---------------------------
Cash and due from banks                                                           $ 10,383,438   $ 10,415,155
Interest bearing deposits with other banks                                             494,475        863,371
Federal Home Loan Bank stock                                                         1,568,200      2,499,000
Federal Funds Sold                                                                  10,600,000      3,100,000
Investment securities available for sale, at fair value                            109,861,572    101,034,174
Loans, net of allowance for loan losses of
 $3,325,000 in 2001 and 2000                                                       247,706,301    248,696,755
Premises and equipment, net                                                          4,429,380      4,362,206
Other real estate owned, net                                                           256,009        133,325
Accrued interest receivable                                                          4,909,466      4,726,113
Cash value of life insurance                                                         2,615,005      3,019,454
Goodwill (net)                                                                         618,109        654,160
Other assets                                                                         3,303,365      3,296,696
                                                                                  ---------------------------
TOTAL ASSETS                                                                      $396,745,320   $382,800,409
                                                                                  ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                                        $ 35,046,790   $ 36,961,489
Interest-bearing NOW and money market accounts                                      90,905,259     68,499,167
Savings deposits                                                                    19,099,187     19,053,589
Certificates of deposit                                                            176,459,863    165,393,512
                                                                                  ---------------------------
Total deposits                                                                     321,511,099    289,907,757

Accrued interest payable                                                             1,533,242      1,597,445
Federal Home Loan Bank advances                                                     15,000,000     42,000,000
Federal Funds Purchased                                                              7,500,000              0
ABE loan liability                                                                   2,375,362      2,520,290
Treasury tax and loan note option                                                            0        700,000
Directors deferred compensation payable                                              1,035,009        916,256
Other liabilities                                                                      304,869        329,709
                                                                                  ---------------------------
Total liabilities                                                                  349,259,581    337,971,457

Minority interest in consolidated subsidiary                                         1,534,249      1,451,991

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares authorized,
  and 3,308,750 shares outstanding at June 30, 2001, and
   at December 31, 2000                                                                670,750        670,750

Less:  Treasury stock, at cost, 45,000 shares at
   June 30, 2001 and at December 31, 2000                                             -239,400       -239,400
Additional paid-in capital                                                           3,353,127      3,353,127
Retained earnings                                                                   41,381,333     39,431,650
Unrealized gain (loss) on securities available for sale, net of
 deferred tax asset (liability) of $(404,744) in 2001 and ($85,635) in 2000            785,680        160,834
                                                                                  ---------------------------
Total stockholders' equity                                                          45,951,490     43,376,961
                                                                                  ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $396,745,320   $382,800,409
                                                                                  ===========================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Three Months                 For the Six Months
                                                          Ended June 30,                       Ended June 30,
                                                      2001               2000              2001             2000
                                                ---------------------------------------------------------------------
INTEREST INCOME:
Loan income including fees                           $5,698,589        $5,439,328       $11,444,318       $10,712,786
Investment securities                                 1,421,135         1,551,560         2,854,724         3,063,574
Other interest                                           64,327            19,585           144,145            25,478
                                                ---------------------------------------------------------------------

Total interest income                                 7,184,051         7,010,473        14,443,187        13,801,838


INTEREST EXPENSE:
Deposits                                              3,103,452         2,908,393         6,169,542         5,568,138
Other borrowed funds                                    250,670           528,917           804,943           999,807
                                                ---------------------------------------------------------------------

Total interest expense                                3,354,122         3,437,310         6,974,485         6,567,945
                                                ---------------------------------------------------------------------

NET INTEREST INCOME                                   3,829,929         3,573,163         7,468,702         7,233,893

PROVISION FOR LOAN LOSSES                               449,391           197,131           569,160           281,993
                                                ---------------------------------------------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            3,380,538         3,376,032         6,899,542         6,951,900

OTHER INCOME:
Service charges on deposit accounts                     699,827           609,788         1,361,293         1,188,705
Other service charges and fees                          105,585           135,466           217,142           224,684
Other income                                            317,596           109,865           449,896           203,546
                                                ---------------------------------------------------------------------

Total other income                                    1,123,008           855,119         2,028,331         1,616,935

OTHER EXPENSES:
Salaries and employee benefits                        1,296,362         1,227,064         2,628,535         2,472,802
Occupancy expense                                       371,586           358,044           734,938           720,041
Other operating expense                                 685,792           498,331         1,359,367         1,069,311
Earnings applicable to minority interest                 51,095            47,345            98,737            94,975
                                                ---------------------------------------------------------------------

Total other expenses                                  2,404,835         2,130,784         4,821,577         4,357,129
                                                ---------------------------------------------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                   2,098,711         2,100,367         4,106,296         4,211,706

PROVISION FOR INCOME TAXES                              612,815           723,264         1,246,707         1,462,417
                                                ---------------------------------------------------------------------

NET INCOME                                           $1,485,896        $1,377,103       $ 2,859,589       $ 2,749,289
                                                =====================================================================

NET INCOME PER SHARE
     -Basic                                               $0.45             $0.42             $0.86             $0.83
                                                =====================================================================

     -Diluted                                             $0.45             $0.41             $0.86             $0.83
                                                =====================================================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         For the Three Months                 For the Six Months
                                                             Ended June 30,                      Ended June 30,
                                                        2001              2000              2001              2000
                                             ------------------------------------------------------------------------
Net income                                           $1,485,896        $1,377,103        $2,859,589        $2,749,289

Other comprehensive income, net of tax

   Unrealized holding gains (losses)                    270,009          -166,525           624,846           -51,987

   Less reclassification adjustment for gains
     (losses) included in net income                          0            35,240                 0            20,007

     Total other comprehensive income                   270,009          -131,285           624,846           -31,980
                                             ------------------------------------------------------------------------

Comprehensive income                                 $1,755,905        $1,245,818        $3,484,435        $2,717,309
                                             ========================================================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                            2001               2000
                                                                                  --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                                                $  4,104,324       $  2,913,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                  24,512,517          8,847,786
Proceeds from sale of investment securities                                                         0          9,348,856
Purchases of investment securities                                                        -31,814,450        -17,104,609
Purchases of bank premises and equipment                                                     -304,174           -324,866
Decrease in interest bearing deposits with other  banks                                      -368,896         -1,333,312
Net (increase) decrease in federal funds sold                                              -7,500,000                  0
Net (increase) decrease in loans                                                              990,454        -10,861,347

Net Cash Used by Investing Activities                                                     -14,484,549        -11,427,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                        31,603,342          5,237,425
Net increase (decrease) in ABE loans                                                         -144,928            -99,595
Increase (decrease) in TT&L Note Option                                                      -700,000                  0
Increase (decrease) in FHLB advances                                                      -27,000,000          4,900,000
Increase in federal funds purchased                                                         7,500,000          2,000,000
Payment of dividends                                                                         -909,906           -661,750

Net Cash Provided by Financing Activities                                                  10,348,508         11,376,080

Net Increase (Decrease) in Cash and Due from Banks                                            -31,717          2,862,016

Cash and Due From Banks, beginning of year                                                 10,415,155         13,312,028

Cash and Due from Banks, end of period                                                     10,383,438         16,174,044

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the six months ended June 30, 2001

1. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

     The interim consolidated financial statements of Citizens Holding Company include the accounts of its 96.66% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as "the Corporation"). All significant intercompany transactions have been eliminated in consolidation.

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

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2001, the Corporation had entered into commitments with certain customers
     that had an unused balance of $11,030,493       compared to $13,745,594
     unused at December 31, 2000. There were $468,000 of letters of credit outstanding at June 30, 2001 and $452,825 at December 31, 2000.

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

                                                     For the Three Months                     For the Six Months
                                                         Ended June 30,                         Ended June 30,
                                                    2001               2000                2001               2000
                                      --------------------------------------------------------------------------------
Basic weighted average
 shares outstanding                              3,308,750           3,308,750           3,308,750           3,308,750
Dilutive effect of granted options                   8,227              12,742               7,489              22,364
                                      --------------------------------------------------------------------------------

Diluted weighted average
    shares outstanding                           3,316,977           3,321,492           3,316,239           3,331,114

Net income                                      $1,485,896          $1,377,103          $2,859,589          $2,749,289
Net income per share-basic                      $     0.45          $     0.42          $     0.86          $     0.83
Net income per share-diluted                    $     0.45          $     0.41          $     0.86          $     0.83


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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement No. 142, "Goodwill and other Intangible Assets". FAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. FAS No. 142 requires that all intangible assets, including goodwill, that result from business combinations be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under FAS No. 142, goodwill resulting from any business combination accounting for according to FAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The Company will adopt the provisions of FAS No. 141 immediately and the provisions of FAS No. 142 related to discontinuation of goodwill amortization effective January 1, 2002. Goodwill amortization expense for the six months ended June 30, 2001 and 2000 was $36,051 and $36,059 respectively.

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


LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at June 30, 2001 was 49.2% and at June 30, 2000 was 35.7%. Liquidity is the ratio of short-term investments to potentially volatile liabilities. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $54,248,250 at June 30, 2001. At June 30, 2001, the Corporation had unused and available $31,000,000 of its federal funds line of credit and $39,248,250 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $45,951,490 at June 30, 2001. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $909,906.25 or $.275 per share were paid year to date June 30, 2001.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2001, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                               For Capital            prompt Corrective
                                         Actual             Adequacy Purposes         Actions Provisions
                               ----------------------------------------------------------------------------
                                    Amount      Ratio      Amount        Ratio       Amount         Ratio
                               ----------------------------------------------------------------------------
As of June 30, 2001
Total Capital                     $49,162,565   19.97%   $19,696,387      *8.00%   $24,620,484       *10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     46,081,950   18.72%     9,848,194      *4.00%    14,772,290        *6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     46,081,950   12.05%    15,302,481      *4.00%    19,128,101        *5.00%
  ( to Average Assets)

* greater than

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                                  For the Three Months                   For the Six Months
                                                     Ended June 30,                        Ended June 30,
                                               2001                2000                2001               2000
                                            ----------------------------------------------------------------------
Interest Income, including fees             $7,184,051          $7,010,473         $14,443,187         $13,801,838
Interest Expense                             3,354,122           3,437,310           6,974,485           6,567,945
                                            ----------------------------------------------------------------------

Net Interest Income                          3,829,929           3,573,163           7,468,702           7,233,893
Provision for Loan Losses                      449,391             197,131             569,160             281,993

Net Interest Income after
Provision for Loan Losses                    3,380,538           3,376,032           6,899,542           6,951,900
Other Income                                 1,123,008             855,119           2,028,331           1,616,935
Other Expense                                2,404,835           2,130,784           4,821,577           4,357,129
                                            ----------------------------------------------------------------------
Income before Provision For
Income Taxes                                 2,098,711           2,100,367           4,106,296           4,211,706
Provision for Income Taxes                     612,815             723,264           1,246,707           1,462,417
                                            ----------------------------------------------------------------------

Net Income                                  $1,485,896          $1,377,103         $ 2,859,589         $ 2,749,289
                                            ======================================================================

Net Income Per share - Basic                $     0.45          $     0.42         $      0.86         $      0.83
                                            ======================================================================

Net Income Per Share-Diluted                $     0.45          $     0.41         $      0.86         $      0.83
                                            ======================================================================


Net Income Per Share -- Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share -- Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.94% and 12.66% for the three and six months ended June 30, 2001, and 13.78% and 13.97% for the three and six months ended June 30, 2000. The decrease in ROE for this period was the result of earnings growth that was less than the rate of growth for equity.

The book value per share increased to $13.89 at June 30, 2001 compared to $13.11 at December 31, 2000. This increase is due to earnings exceeding dividends paid during this period. Average assets for the six months ended June 30, 2001, were $382,562,025 compared to $374,439,282 for the year ended December 31, 2000, and average equity increased to $45,184,351 for the six months ended June 30, 2001, from $40,700,668 for the year ended December 31, 2000.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.37% for the six months ended June 30, 2001, compared to an annualized net interest margin of 4.25% for the six months ended June 30, 2000. Earnings assets averaged $353,642,933 for the six months ended June 30, 2001.

This represented an increase of $10,024,786 or 2.9%, over average earning assets of $343,618,147 for the six months ended June 30, 2000.

Net interest income was $3,829,929 and $7,468,702 for the three and six-month periods in 2001, an increase of $256,766 and $234,809 respectively over the same periods in 2000. Loan volume and yield increases in these periods contributed to this increase along with a lower cost of deposits and other borrowed funds during 2001 over the same period in 2000. Income from investment securities declined in both the three and six-month periods in 2001 as a result of both a reduction in the principal balance because of called bonds and a reduction in yield from falling interest rates. Other interest income increased in the three and six month periods due to an increase in the amount of Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.


                                                   For the Three Months                         For the Six Months
                                                      Ended June 30,                              Ended June 30,
                                                2001                  2000                  2001                  2000
                                   ---------------------------------------------------------------------------------------
Interest and Fees                           $  5,698,589          $  5,439,328          $ 11,444,318          $ 10,712,786
Average Loans, Net of Unearned               249,637,526           240,136,169           250,355,556           237,835,220
Annualized Yield                                    9.13%                 9.06%                 9.21%                 9.01%

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

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                                                                   Amount of            Percent of
                                          June 30,           December 31,           Increase             Increase
                                            2001                2000               (Decrease)           (Decrease)
                                  -----------------------------------------------------------------------------------
BALANCES:
Gross Loans                               $253,794,344         $254,940,076          -$1,145,732          -0.45%
Allowance for Loan Losses                    3,325,000            3,325,000                    0           0.00%
Nonaccrual Loans                               467,603              589,788             -122,185         -20.72%
Ratios:
Allowance for loan losses to
          gross loans                             1.31%                1.30%
Net loans charged off to
          allowance for loan                     17.12%               20.83%
           losses

The provision for loan losses for the three months ended June 30, 2001 was $449,391, an increase of $252,260 over the $197,131 for the same period in 2000. The provision for the six months ended June 30, 2001 was $569,160, an increase of $287,167 or 101.8% over the $281,993 for the six months ended June 30, 2000. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods. Net loans outstanding decreased .4% for the six months in 2001.

For the three months ended June 30, 2001, net loan losses charged to the allowance for loan losses totaled $449,391, an increase of $327,260 over the same period in 2000. For the six months ended June 30, 2001, net loan losses totaled $569,160 compared to $131,993 for the six months ended June 30, 2000. Increased net losses in consumer loans, commercial and industrial loans and a large agricultural production loss were the main reasons for the increased net loss in both the three and six-month periods.

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

Other operating income for the three and six months ended June 30,2001, increased $298,810 or 34.9% and $442,317 or 27.4% over the respective periods ended June 30, 2000. The increases in both periods were mainly the result of increased overdraft and returned check income and the net proceeds from a bank owned life insurance death claim. This claim arose from the death of a retired director that was a participant in the Corporation's Directors Deferred Compensation Plan, which is funded by life insurance policies.


OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and six months ended June 30, 2001 were $2,404,835 and $4,821,577 compared to the $2,130,784 and
$4,357,129 for the three and six months ended June 30, 2000 for an increase of $274,051 and $464,448 respectively. Salaries and benefits increased to $2,628,535 in 2001 from $2,472,802 in 2000, an increase of $155,733 or 6.3%.
Office supplies and postage costs increased during both the three and six month periods due to required mailings under a new federal privacy law and disclosures for the acquisition of the two Union Planters branches that were acquired in July 2001. Although expenses increased in these periods, the Corporation's efficiency ratio for the three and six-month periods ended June 30, 2001 was 46.61% and 48.73% compared to 46.22% and 47.29% for the same periods in 2000.

BALANCE SHEET ANALYSIS

                                                                                     Amount of            Percent of
                                             June 30,          December 31,           Increase             Increase
                                               2001                2000              (Decrease)           (Decrease)
                                         ---------------------------------------------------------------------------
Cash and Cash Equivalents                  $ 10,877,913        $ 11,278,526           -$400,613                -3.55%
Investment Securities                       109,861,572         101,034,174           8,827,398                 8.74%
Loans, net                                  247,706,301         248,696,755            -990,454                -0.40%
Total Assets                                396,745,320         382,800,409          13,944,911                 3.64%

Total Deposits                              321,511,099         289,907,757          31,603,342                10.90%

Total Stockholders' Equity                   45,951,490          43,376,961           2,574,529                 5.94%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The decrease at June 30, 2001 was due to improved collectibility of cash letter items and less cash on hand for operations.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $8,827,398 or 8.7% as a result of the need to purchase securities to replace securities that matured in the first part of the third quarter. Approximately $9 million of replacement securities were purchased prior to the actual maturity of the securities to be replaced to take advantage of the then current interest rates. When these securities actually mature in the third quarter, the investment accounts will be reduced by approximately $9 million.

LOANS

Loan demand continued to be strong in the service area of the Corporation even though net loans decreased by .4% during the six-month period ended June 30, 2001. This was caused mainly by a decrease in poultry related loans due to refinancing with other sources. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period to add to this growth.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                                     Amount of            Percent of
                                            June 30,          December 31,           Increase              Increase
                                              2001                2000              (Decrease)            (Decrease)
                                  ----------------------------------------------------------------------------------
Noninteresting-bearing Deposits           $ 35,046,790        $ 36,961,489          -$1,914,699                -5.18%
Interest-bearing Deposits                   90,905,259          68,499,167           22,406,092                32.71%
Savings                                     19,099,187          19,053,589               45,598                 0.24%
Certificates of Deposit                    176,459,863         165,393,512           11,066,351                 6.69%
                                  ----------------------------------------------------------------------------------

Total Deposits                            $321,511,099        $289,907,757         $ 31,603,342                10.90%
                                  ==================================================================================

The increase in total deposits reflected in the above table is solely the result of normal deposit growth for our service area. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on management's beliefs, plans, expectations, assumptions and on information currently available
to management.   The words  "may,"  "should,"  "expect," "anticipate,"
"intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Notes to Consolidated Financial Statements" and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation's and the Bank's business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operate; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation's market area and (h) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve- month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates, such as the recent interest rate reductions ordered by the Federal Reserve Board. The Corporation has experienced an increased number of called investment securities related to the decrease in rates. These called securities generally are re-invested at lower yields which in turn causes investment interest income to be less.

Other than the recent interest rate decreases, there have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2000.

                         PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on May 1, 2001 at 3:30 p.m. at the Main Office of The Citizens Bank of Philadelphia, 521 Main Street, Philadelphia, Mississippi. 3,108,425 shares or 94% of the Corporation's issued and outstanding shares of common stock were represented either in person or by proxy at the Annual Meeting.

The shareholders considered and voted upon a proposal to increase the number of directors to serve on the Board of Directors from ten members to twelve members. This proposal was adopted by the shareholders of the Corporation by a vote of 3,054,589 for the proposal, 52,181 shares against the proposal with 1,655 abstentions.

After the Annual Meeting, Don L. Fulton, Herbert A. King, and David P. Webb continued as Class I Directors of the Corporation until their term of office expires in 2003.

After the Annual Meeting, George R. Mars, William M. Mars, W. W. Dungan and Steve Webb continued as Class III Directors of the Corporation until their term expires in 2002.

An election was held to elect four Class II directors to a three-year term expiring in 2004. The votes for each nominee were:

                         Shares Voted For            Shares Withheld

     M. G. Bond             3,026,039                   82,386
     Karl Brantley          3,030,999                   77,426
     David A. King          3,030,999                   77,426
     Greg L. McKee          3,026,039                   82,386

An election was also held to elect one Class I director to a two-year term expiring in 2003.

                         Shares Voted For            Shares Withheld

     Donald L. Kilgore      3,026,039                   82,386

The shareholders considered and voted upon a proposal to ratify the Horne CPA Group as the Corporation's independent auditors for the fiscal year ending December 31, 2001. The shareholders of the Corporation adopted this proposal by a vote of 3,094,435 affirmative votes to 13,990 votes against with no abstentions.

The shareholders considered and voted upon a proposal requesting the Board of Directors of the Corporation promptly to proceed with the sale or merger of the Corporation by (i) retaining an investment banking firm for the specific purpose of soliciting offers to acquire the Corporation by sale or merger and (ii) establishing a committee consisting of certain members of the Board of Directors to consider and recommend to the full Board of Directors for approval the best offer available to acquire the Company by sale or merger. This proposal was defeated by the shareholders by a vote of 149,535 votes for the proposal, 2,542,417 shares against the proposal with 68,705 abstentions and 347,768 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
          3(i)      Amended Articles of Incorporation of the Corporation        *
          3(ii)     Amended and Restated Bylaws of the Corporation              *
          4         Rights Agreement between Citizens Holding Company           *
                    and The Citizens Bank of Philadelphia, Mississippi
          10        Directors' Deferred Compensation Plan - Form of Agreement   *
          10(a)     Citizens Holding Company 1999 Directors' Stock              *
                    Compensation Plan
          10(b)     Citizens Holding Company 1999 Employees' Long-Term          *
                    Incentive Plan

* Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is being filed with the Securities and Exchange Commission.

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

     DATE: August 10, 2001                    DATE: August 10, 2001