Form 10-Q
period 2001-09-30
CITIZENS HOLDING CO /MS/
filed 2001-11-14
CIK 1075706

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001.

     Title                                     Outstanding
Common Stock, $.20 par value                    3,308,750

                            CITIZENS HOLDING COMPANY
                THIRD QUARTER 2001 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Statements of Condition
          September 30, 2001 and December 31, 2000

          Consolidated Statements of Income
          Three and nine months ended September 30, 2001 and 2000

          Consolidated Statements of Comprehensive Income
          Three and nine months ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

  Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                September 30,    December 31,
ASSETS                                                                               2001            2000
                                                                                -------------    ------------
Cash and due from banks                                                           $ 16,149,680   $ 10,415,155
Interest bearing deposits with other banks                                          11,126,487        863,371
Federal Home Loan Bank stock                                                         1,580,300      2,499,000
Federal Funds Sold                                                                  14,500,000      3,100,000
Investment securities available for sale, at fair value                            108,930,319    101,034,174
Loans, net of allowance for loan losses of
   $3,375,000 in 2001 and 2000                                                     257,820,017    248,696,755
Premises and equipment, net                                                          4,998,487      4,362,206
Other real estate owned, net                                                           192,666        133,325
Accrued interest receivable                                                          4,652,702      4,726,113
Cash value of life insurance                                                         2,682,717      3,019,454
Goodwill and Other Intangible Assets, Net                                            3,113,055        654,160
Other assets                                                                         2,855,914      3,296,696
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $428,602,344   $382,800,409
                                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                                        $ 46,939,309   $ 36,961,489
Interest-bearing NOW and money market accounts                                      88,341,179     68,499,167
Savings deposits                                                                    21,699,124     19,053,589
Certificates of deposit                                                            201,768,927    165,393,512
                                                                                  ------------   ------------
Total deposits                                                                     358,748,539    289,907,757

Accrued interest payable                                                             1,642,831      1,597,445
Federal Home Loan Bank advances                                                     14,704,859     42,000,000
ABE loan liability                                                                   2,202,221      2,520,290
Treasury tax and loan note option                                                            0        700,000
Directors deferred compensation payable                                              1,056,372        916,256
Other liabilities                                                                      885,689        329,709
                                                                                  ------------   ------------
Total liabilities                                                                  379,240,511    337,971,457

Minority interest in consolidated subsidiary                                         1,596,017      1,451,991

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 15,000,000 shares authorized,
  and 3,308,750 shares outstanding at September 30, 2001, and
   at December 31, 2000                                                                670,750        670,750

Less:  Treasury stock, at cost, 45,000 shares at
   September 30, 2001 and at December 31, 2000                                        -239,400       -239,400
Additional paid-in capital                                                           3,353,127      3,353,127
Retained earnings                                                                   42,445,146     39,431,650
Unrealized gain (loss) on securities available for sale, net of
deferred tax asset (liability) of $(791,372) in 2001 and $(85,635) in 2000           1,536,193        160,834
                                                                                  ------------   ------------
Total stockholders' equity                                                          47,765,816     43,376,961
                                                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $428,602,344   $382,800,409
                                                                                  ============   ============

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          For the Three Months                 For the Nine Months
                                                           Ended September 30,                 Ended September 30,
                                                         2001              2000              2001              2000
                                                        ------            ------            ------            -------
INTEREST INCOME:
Loan income including fees                           $5,744,121        $5,696,164       $17,188,439       $16,408,950
Investment securities                                 1,441,421         1,644,683         4,296,145         4,708,257
Other interest                                          213,211            11,966           357,356            37,444
                                                     ----------------------------------------------------------------
Total interest income                                 7,398,753         7,352,813        21,841,940        21,154,651

INTEREST EXPENSE:
Deposits                                              3,212,623         3,017,669         9,382,165         8,585,807
Other borrowed funds                                    204,264           608,837         1,009,207         1,608,644
                                                     ----------------------------------------------------------------
Total interest expense                                3,416,887         3,626,506        10,391,372        10,194,451
                                                     ----------------------------------------------------------------
NET INTEREST INCOME                                   3,981,866         3,726,307        11,450,568        10,960,200

PROVISION FOR LOAN LOSSES                               174,251           316,305           743,411           598,298
                                                     ----------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            3,807,615         3,410,002        10,707,157        10,361,902

OTHER INCOME:
Service charges on deposit accounts                     740,220           614,955         2,101,513         1,803,660
Other service charges and fees                          143,246            74,216           360,388           298,900
Other income                                            182,464           106,849           632,360           310,395
                                                     ----------------------------------------------------------------
Total other income                                    1,065,930           796,020         3,094,261         2,412,955

OTHER EXPENSES:
Salaries and employee benefits                        1,428,965         1,188,495         4,057,500         3,661,297
Occupancy expense                                       388,926           361,070         1,123,864         1,081,111
Other operating expense                                 661,130           581,777         2,020,497         1,651,088
Earnings applicable to minority interest                 53,577            46,445           152,314           141,420
                                                     ----------------------------------------------------------------
Total other expenses                                  2,532,598         2,177,787         7,354,175         6,534,916
                                                     ----------------------------------------------------------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                                   2,340,947         2,028,235         6,447,243         6,239,941

PROVISION FOR INCOME TAXES                              780,821           680,525         2,027,528         2,142,942
                                                     ----------------------------------------------------------------
NET INCOME                                           $1,560,126        $1,347,710       $ 4,419,715       $ 4,096,999
                                                     ================================================================
NET INCOME PER SHARE
     -Basic                                               $0.47             $0.41             $1.34             $1.24
                                                     ================================================================
     -Diluted                                             $0.47             $0.41             $1.33             $1.24
                                                     ================================================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         For the Three Months                 For the Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                        2001              2000              2001              2000
                                                       ------            ------            ------            ------
Net income                                           $1,560,126        $1,347,710        $4,419,715        $4,096,999

Other comprehensive income, net of tax

   Unrealized holding gains (losses)                    750,513           644,337         1,375,359           592,350

   Less reclassification adjustment for gains
     (losses) included in net income                          0            25,687                 0            45,694

     Total other comprehensive income                   750,513           670,024         1,375,359           638,044
                                                     ----------------------------------------------------------------
Comprehensive income                                 $2,310,639        $2,017,734        $5,795,074        $4,735,043
                                                     ================================================================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                               2001               2000
                                                                                              ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by Operating Activities                                                $  4,544,043       $  4,484,024


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                                  44,137,992         10,297,786
Proceeds from sale of investment securities                                                         0         15,852,410
Purchases of investment securities                                                        -50,233,304        -25,069,349
Purchases of bank premises and equipment                                                     -999,181           -387,276
Decrease in interest bearing deposits with other  banks                                   -10,263,116             50,789
Net (increase) decrease in federal funds sold                                             -11,400,000                  0
Net (increase) decrease in loans                                                           -9,173,262        -16,376,213

Net Cash Used by Investing Activities                                                     -37,930,871        -15,631,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                        68,840,782            772,328
Net increase (decrease) in ABE loans                                                         -318,069            -51,295
Increase (decrease) in TT&L Note Option                                                      -700,000                  0
Increase (decrease) in FHLB advances                                                      -27,295,141          5,900,000
Increase in federal funds purchased                                                                 0          7,000,000
Payment of dividends                                                                       -1,406,219           -992,625

Net Cash Provided by Financing Activities                                                  39,121,353         12,628,408

Net Increase (Decrease) in Cash and Due from Banks                                          5,734,525          1,480,579

Cash and Due From Banks, beginning of year                                                 10,415,155         13,312,028

Cash and Due from Banks, end of period                                                     16,149,680         14,792,607

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 2001

1. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2001, the Corporation had entered into commitments with certain customers that had an unused balance of $11,757,793 compared to $13,745,594 unused at December 31, 2000. There were $444,500 of letters of credit outstanding at September 30, 2001 and $452,825 at December 31, 2000.

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

                                                  For the Three Months                     For the Nine Months
                                                   Ended September 30,                     Ended September 30,
                                                2001                2000                2001                2000
                                               ------              ------              ------              ------
Basic weighted average
    shares outstanding                       3,308,750           3,308,750           3,308,750           3,308,750
Dilutive effect of granted options              11,894               8,728               9,276               8,071
                                             ---------------------------------------------------------------------
Diluted weighted average
    shares outstanding                       3,320,644           3,317,478           3,318,026           3,316,821

Net income                                  $1,560,126          $1,347,710          $4,419,715          $4,096,999
Net income per share-basic                  $     0.47          $     0.41          $     1.34          $     1.24
Net income per share-diluted                $     0.47          $     0.41          $     1.33          $     1.24

5. In July 2001 the Corporation completed the acquisition of two bank branches located in Forest and Decatur, Mississippi from Union Planters Bank. The Corporation acquired approximately $30.3 million in deposits, $11.7 million in loans, and $15.4 million in cash and short-term investments. The $2.5 premium paid by the Corporation will be allocated between Goodwill and other intangible assets in accordance with FASB Standards No. 141 and 142. Amortization expense related to the identifiable intangible assets other than goodwill for the period from the acquisition date to September 30, 2001 is not material.

6. The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and the provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

7. In June 1998, the Financial Accountings Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." These statements provide a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB No. 133,"
     which concluded that it was appropriate to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The effective date of SFAS No. 138 is also effective for fiscal years beginning after June 15, 2000. The adoption of these statements did not have a material effect on its consolidated financial statements of the Corporation.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement No. 142, "Goodwill and other Intangible Assets". FAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. FAS No. 142 requires that all intangible assets, including goodwill, that result from business combinations be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under FAS No. 142, goodwill resulting from any business combination accounting for according to FAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The Company will adopt the provisions of FAS No. 141 immediately and the provisions of FAS No. 142 related to discontinuation of goodwill amortization effective January 1, 2002. Goodwill amortization expense for the nine months ended September 30, 2001 and 2000 was $54,077 and $54,085 respectively.

     In June 2001, the FASB issued Standard No. 143 related to accounting for asset retirement obligations. The new standard establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement cost. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of this statement will not have a material effect on the Company's financial statements.

     In August 2001, the FASB issued Standard No. 144 related to accounting for the impairment or disposal of long-lived assets. The standard establishes specific accounting standards related to long-lived assets to be held and used, sold, or abandoned and those to be disposed of by exchange for similar assets or distributed to owners. The standard is effective for fiscal years beginning after December 31, 2001. Adoption of this standard by the company is not expected to have a material effect on the Company's financial statements.

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company, (the "Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at September 30, 2001 was 51.18% and at September 30, 2000 was 34.26%. Liquidity is the ratio of net deposits and short term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $54,248,250 at September 30, 2001. At September 30, 2001, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $39,543,391 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $47,765,816 at September 30, 2001. The main source of capital for the Corporation has been the retention of net income.

On January 1, 1999, the Corporation issued a five-for-one (5:1) split to the shareholders of the Corporation. This split increased the number of shares outstanding to 3,308,750 from 661,750. The number of shares authorized increased from 750,000 to 3,750,000 after the split. Additionally, the shareholders approved an increase in authorized shares to 15,000,000 at the annual meeting held April 13, 1999. Cash dividends in the amount of $1,406,219 or $.425 per share were paid year to date September 30, 2001.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2001, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                For Capital            prompt Corrective
                                         Actual              Adequacy Purposes         Actions Provisions
                                  -------------------------------------------------------------------------
                                    Amount      Ratio      Amount        Ratio       Amount         Ratio
                                  -------------------------------------------------------------------------
As of September 30, 2001
Total Capital                     $46,362,115   17.86%   $20,761,146      *8.00%   $25,951,433       *10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     43,116,568   16.61%    10,380,573      *4.00%    15,570,860        *6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     43,116,568   10.44%    16,520,604      *4.00%    20,650,755        *5.00%
  ( to Average Assets)

-----------
* greater than

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                                  For the Three Months                    For the Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                2001                2000                2001                2000
                                               ------              ------              ------              ------

Interest Income, including fees             $7,398,753          $7,352,813         $21,841,940         $21,154,651
Interest Expense                             3,416,887           3,626,506          10,391,372          10,194,451
                                            ----------------------------------------------------------------------
Net Interest Income                          3,981,866           3,726,307          11,450,568          10,960,200
Provision for Loan Losses                      174,251             316,305             743,411             598,298

Net Interest Income after
Provision for Loan Losses                    3,807,615           3,410,002          10,707,157          10,361,902
Other Income                                 1,065,930             796,020           3,094,261           2,412,955
Other Expense                                2,532,598           2,177,787           7,354,175           6,534,916
                                            ----------------------------------------------------------------------
Income before Provision For
Income Taxes                                 2,340,947           2,028,235           6,447,243           6,239,941
Provision for Income Taxes                     780,821             680,525           2,027,528           2,142,942
                                            ----------------------------------------------------------------------
Net Income                                  $1,560,126          $1,347,710         $ 4,419,715         $ 4,096,999
                                            ======================================================================
Net Income Per share - Basic                $     0.47          $     0.41         $      1.34         $      1.24
                                            ======================================================================
Net Income Per Share - Diluted              $     0.47          $     0.41         $      1.33         $      1.24
                                            ======================================================================

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.95% and 12.76% for the three and nine months ended September 30, 2001, and 13.60% and 13.77% for the three and nine months ended September 30, 2000. The decrease in ROE for this period was the result of earnings growth that was less than the rate of growth for equity.

The book value per share increased to $14.44 at September 30, 2001 compared to $13.11 at December 31, 2000. This increase is due to earnings exceeding dividends paid during this period. Average assets for the nine months ended September 30, 2001, were $393,873,685 compared to $374,439,282 for the year ended December 31, 2000, and average equity increased to $46,192,830 for the nine months ended September 30, 2001, from $40,700,668 for the year ended December 31, 2000.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.27% for the nine months ended September 30, 2001, compared to an annualized net interest margin of 4.20% for the nine months ended September 30, 2000. Earnings assets averaged $363,631,335 for the nine months ended September 30, 2001. This represented an increase of $22,258,525 or 6.5%, over average earning assets of $341,372,264 for the nine months ended September 30, 2000.

Net interest income was $3,981,866 and $11,450,568 for the three and nine-month periods in 2001, an increase of $255,559 and $490,368 respectively over the same periods in 2000. Loan volume and yield increases in these periods contributed to this increase along with a lower cost of deposits and other borrowed funds during 2001 over the same period in 2000. Income from investment securities declined in both the three and nine-month periods in 2001 as a result of both a reduction in the principal balance of investment securities because of called bonds and a reduction in yield from falling interest rates. The added liquidity that resulted from the acquisition of the two Union Planters Bank branches together with a general increase in deposits permitted the Corporation to pay off a large portion of it borrowings from the Federal Home Loan Bank, significantly decreasing interest expense on other borrowings.

Other interest income increased in the three and nine month periods due to an increase in the amount of Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

                                                    For the Three Months                         For the Nine Months
                                                     Ended September 30,                         Ended September 30,
                                                 2001                  2000                  2001                  2000
                                                ------                ------                ------                ------
Interest and Fees                           $  5,744,121          $  5,696,164          $ 17,188,439          $ 16,408,950
Average Loans, Net of Unearned               255,065,732           244,147,385           251,942,868           239,954,633
Annualized Yield                                    9.01%                 9.33%                 9.09%                 9.12%

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

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                                                                      Amount of            Percent of
                                          September 30,         December 31,           Increase             Increase
                                               2001                 2000              (Decrease)           (Decrease)
                                              ------               ------             ----------           ----------
BALANCES:
Gross Loans                               $263,929,746         $254,940,076           $8,989,670                 3.53%
Allowance for Loan Losses                    3,375,000            3,325,000               50,000                 1.50%
Nonaccrual Loans                               508,803              589,788              -80,985               -13.73%
Ratios:
Allowance for loan losses to
          gross loans                             1.28%                1.30%
Net loans charged off to allowance
          for loan losses                        20.55%               20.83%

The provision for loan losses for the three months ended September 30, 2001 was $174,251, a decrease of $142,054 over the $316,305 for the same period in 2000. The provision for the nine months ended September 30, 2001 was $743,411, an increase of $145,113 or 24.3% over the $598,298 for the nine months ended September 30, 2000. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods. Net loans outstanding increased 3.7% for the nine months in 2001.

For the three months ended September 30, 2001, net loan losses charged to the allowance for loan losses totaled $124,251, a decrease of $117,054 over the same period in 2000. For the nine months ended September 30, 2001, net loan losses totaled $693,411 compared to $373,298 for the nine months ended September 30, 2000. Increased net losses in consumer loans, commercial and industrial loans and a large agricultural production loss were the main reasons for the increased net loss in the nine-month periods.

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

Other operating income for the three and nine months ended September 30,2001, increased $269,910 or 33.9% and $681,306 or 28.2% over the respective periods ended September 30, 2000. The increase in the three and nine month periods was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income. The increase in other operating income for the nine-month period was also due to the receipt of the net proceeds from a bank owned life insurance death claim. This claim arose from the death of a retired director that was a participant in the Corporation's Directors Deferred Compensation Plan, which is funded by life insurance policies.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and nine months ended September 30, 2001 were $2,532,598 and $7,354,175 compared to the $2,177,787 and
$6,534,916 for the three and nine months ended September 30, 2000 for an increase of $354,811 and $819,259 respectively. Salaries and benefits increased to $4,057,500 in 2001 from $3,661,297 in 2000, an increase of $396,203 or 10.8%.
Other expenses rose in the three and nine month periods primarily as a result of the cost of acquiring and operating the two Union Planters branches since July 2001. Although expenses increased in these periods, the Corporation's efficiency ratio for the three and nine-month periods ended September 30, 2001 was 48.25% and 48.57% compared to 46.45% and 47.01% for the same periods in 2000.

BALANCE SHEET ANALYSIS

                                                                                   Amount of          Percent of
                                         September 30,       December 31,          Increase             Increase
                                             2001                2000             (Decrease)           (Decrease)
                                            ------              ------             ----------          ----------
Cash and Cash Equivalents                 $ 27,276,167        $ 11,278,526         $15,997,641               141.84%
Investment Securities                      108,930,319         101,034,174           7,896,145                 7.82%
Loans, net                                 257,820,017         248,696,755           9,123,262                 3.67%
Total Assets                               428,602,344         382,800,409          45,801,935                11.96%

Total Deposits                             358,748,359         289,907,757          68,840,602                23.75%

Total Stockholders' Equity                  47,765,816          43,376,961           4,388,855                10.12%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. At September 30, 2001, due from bank balances increased due to a large cash letter sent for collection on the last day of the month that contained deposited items that were drawn on banks outside of the area in which we receive immediate credit.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $7,896,145 or 7.8% as a result of the need to invest excess liquidity at a higher yield.

LOANS

Loan demand in the Corporation's service area was basically flat even though net loans increased by $9,123,262 or 3.7% during the nine-month period ended September 30, 2001. This increase was primarily the result of the purchase of $11.7 million in loans in connection with of the purchase of the two Union Planters branches in the quarter. Poultry related loans declined due to the refinancing with other sources. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                                   Amount of            Percent of
                                          September 30,        December 31,         Increase             Increase
                                               2001                2000            (Decrease)           (Decrease)
                                              ------              ------           ----------           ----------
Noninteresting-bearing Deposits           $ 46,939,309        $ 36,961,489         $ 9,977,820                27.00%
Interest-bearing Deposits                   88,341,179          68,499,167          19,842,012                28.97%
Savings                                     21,699,124          19,053,589           2,645,535                13.88%
Certificates of Deposit                    201,768,927         165,393,512          36,375,415                21.99%
                                          -------------------------------------------------------------------------
Total Deposits                            $358,748,539        $289,907,757         $68,840,782                23.75%
                                          =========================================================================

Approximately $30 million of the increase in deposits is the result of the acquisition of two branches from Union Planters Bank in the third quarter of 2001. The remainder of the increase is the result of normal deposit growth for our service area. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on management's beliefs, plans, expectations, assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Notes to Consolidated Financial Statements" and in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation's business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operate; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the federal Reserve Board in response to changing economic conditions;
(f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation's market area and (h) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve -month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates, such as the recent interest rate reductions ordered by the Federal Reserve Board. The Corporation has experienced an increased number of called investment securities related to the decrease in rates. These called securities generally are re-invested at lower yields that in turn causes investment interest income to be less.

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


                            CITIZENS HOLDING COMPANY



BY:  /s/ Steve Webb                      BY:  /s/ Robert T. Smith
   -------------------------------          --------------------------------
   Steve Webb                               Robert T. Smith
   Chairman, President and                  Treasurer (Chief Financial
   Chief Executive Officer                  and Accounting Officer)

   DATE: November 13, 2001                  DATE: November 13, 2001