Form 10-K
period 2001-12-31
CITIZENS HOLDING CO /MS/
filed 2002-03-28
CIK 1075706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
or

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

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at March 8, 2002
         Common stock, $.20 par value              4,963,125 Shares

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 11, 2002 was $63,420,011.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part II and III of the Form 10-K: 2001 Annual Report to Shareholders (Part II) and the Definitive Proxy Statement dated March 22, 2002 for Registrant's Annual Meeting of Stockholders to be held April 23, 2002 (Part III).

                           CITIZENS HOLDING COMPANY
                                   FORM 10-K
                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
                                                       PART I

ITEM 1.  BUSINESS.............................................................................................    1
ITEM 2.  PROPERTIES...........................................................................................   16
ITEM 3.  LEGAL PROCEEDINGS....................................................................................   18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................   18

                                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............................   18
ITEM 6.  SELECTED FINANCIAL DATA..............................................................................   19
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................   20
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................   20
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   21

                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................   21
ITEM 11. EXECUTIVE COMPENSATION...............................................................................   21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................   21
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................   21

                                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................   21

SIGNATURES....................................................................................................   23

                           CITIZENS HOLDING COMPANY
                                   FORM 10-K

                                    PART I

         In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations, assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation's and the Bank's business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economy in the Corporation's market area; and (h) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 1.     BUSINESS

         BACKGROUND

         Citizens Holding Company (the "Corporation") is a one-bank holding company that holds 97.44% of the outstanding shares of The Citizens Bank of Philadelphia, Mississippi (the "Bank"). The Corporation was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank's adoption of a one-bank holding company structure.

         The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December

31, 2001, the Bank was the largest bank headquartered in Neshoba County with total assets of $426,684,787 and total deposits of $360,065,165.

         The principal executive offices of both the Corporation and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350 and its telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Corporation reflect the Corporation's activities or operations through the Bank.

         In July 2001, the Corporation purchased two branches of Union Planters National Bank located in Forest and Decatur, Mississippi. This acquisition had the effect of adding $30,506,745 in assets, including $11,703,517 in loans, and $30,284,185 in deposits.

         The Corporation has signed an Agreement and Plan of Share Exchange to purchase CB&T Capital Corporation and Citizens Bank & Trust Company in Louisville, Mississippi in the second quarter of 2002. This acquisition will add approximately $70 million in assets to the Corporation.

         OPERATIONS

         The Corporation, through the Bank, engages in a wide range of commercial and personal banking activities, including accepting demand deposits, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services; and provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers.

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

         The Corporation has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 62.6% of the Corporation's loan portfolio has been attributed to this category of lending. Another 16.6% of the Corporation's loan portfolio has been comprised of commercial, industrial and agricultural production loans, with consumer loans making up the remaining 20.8% of the total loan portfolio.

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

         Of course, all loans in the Corporation's portfolio are subject to risk based on the economy in the Corporation's area and also that of the nation. However, because the Corporation's local economy has been strong and unemployment has remained at historic lows, management continues to believe that general risk levels are low.

         In addition to lending services, the Corporation provides a wide range of personal and corporate trusts and trust-related services, which include its serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as the guardian of the estates of minors and incompetents, and as escrow agent under various agreements.

         The Corporation offers discount brokerage services through First Tennessee Bank.

         In 1996, the Corporation opened the Westside building in Philadelphia, Mississippi, replacing a smaller drive-up only facility. In early 1998, the Corporation opened a new full service facility in Kosciusko, Mississippi.

         The Corporation also expanded its ability to offer its customers broader options with their mortgage loan needs in 1999 with the acquisition of the assets of Three D Mortgage Company, with locations in Philadelphia and Kosciusko, Mississippi. The Corporation's Mortgage Department originates mortgage loans that are sold to the secondary market.

         Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and its Internet site (http://www.thecitizensbankphila.com), the
                                   -------------------------------------
Corporation's customers have the ability to have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables the Corporation's customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         From 1978 until the present, Steve Webb, who is 69 years old, has served as President and Chief Executive Officer of the Corporation. Mr. Webb has served as Chief Executive Officer of the Bank since 1997 and served as President of the Bank from 1978 until January 2002. Mr. Webb has served as a member of the Board of Directors of the Corporation since 1982 and of the Bank since 1970. Mr. Webb has served as Chairman of the Board of both the Bank and Corporation since 1997.

         Greg L. McKee, who is 40 years old, has been President and Chief Operating Officer of the Bank since January 2002 and a member of the Boards of both the Corporation and the Bank since 2001. Previous to this, he served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President from 1989 to 1992, and Assistant Cashier from 1984 to 1989.

         Robert T. Smith, who is 50 years old, has been employed by the Bank since 1986 and has been in his current position of Senior Vice-President and Chief Financial Officer since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller from 1987 until 2001 and Assistant Vice-President from 1986 to 1987. In addition to his position with the Bank, Mr. Smith was elected to serve as Treasurer of the Corporation in February 1996.

         EMPLOYEES

         The Corporation has no compensated employees. At December 31, 2001, the Bank employed 168 full-time employees and 26 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

         General.

         The FRB requires the Corporation to maintain certain levels of capital. The FRB also has the authority to take enforcement action against any bank holding company that engages in any unsafe or unsound practice or that violates certain laws, regulations, or conditions imposed in writing by the FRB.

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

         Community Reinvestment Act.

         The revised Community Reinvestment Act ("CRA") regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, to establish new branches or for the formation of bank holding companies. Different evaluation methods are used depending on the asset size of the bank.

         The FDIC examined the Bank on June 1, 1999 and again most recently on August 21, 2001, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

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

         All financial institutions today are faced with the challenge of competing for customers' deposits, and the Corporation is no exception. The Corporation competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Corporation. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions.

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

ITEM 2.   PROPERTIES

The Corporation, through the Bank, currently operates from its main office in downtown Philadelphia, and from 15 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale and Kemper counties, all located in Mississippi. Information about these branches is set forth in the table below:

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

     Northside Branch       720 Pecan Avenue                 Deposits
                            Philadelphia, Mississippi        24 Hour Teller
                            (601) 656-4977

     Pearl River Branch     110 Choctaw Town Center          Full Service
                            Philadelphia, Mississippi        24 Hour Teller
                            (601) 656-4971

     Union Branch           Corner of Horne & Bank           Full Service
                            Union, Mississippi
                            (601) 774-9231

     Carthage Main Office   219 West Main Street             Full Service
                            Carthage, Mississippi
                            (601) 267-4525

     Crossroads Branch      Highways 35 & 16             Drive-up
                            Carthage, Mississippi
                            (601) 267-4525

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

     DeKalb Branch          Corner of Main & Bell        Full Service
                            DeKalb, Mississippi
                            (601) 743-2115

     Kosciusko Branch       775 North Jackson Avenue     Full Service
                            Kosciusko, Mississippi       24-hour Teller
                            (601) 289-4356

     Scooba Branch          1048 Johnston Street         Full Service
                            Scooba, Mississippi
                            (601) 476-8431

     Meridian Branch        2209 E Hwy 45 North          Loans
                            Meridian, Mississippi        Deposits
                            (601) 693-8367

     Decatur Branch         15520 Highway 15 South       Full Service
                            Decatur, Mississippi
                            (601) 635-2321

     Forest Branch          247 Woodland Drive North     Full Service
                            Forest, Mississippi
                            (601) 469-3424


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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Corporation or the Bank is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


     Market Price.

     The Corporation's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "CIZ." The stock began trading on the AMEX on October 19, 1999 and prior to that date was sold by private transactions between parties. On December 31, 2001, the Common Stock's closing price was $16.60.

                                                               Dividends Declared
                   2000              High          Low         (per common share)
-----------------------------------------------------------------------------------
January - March                      $13.67        $11.17                  $0.067
April - June                          11.17         10.13                   0.067
July - September                      12.00         10.75                   0.067
October - December                    11.59         10.92                   0.083


                                                               Dividends Declared
                   2001              High          Low         (per common share)
-----------------------------------------------------------------------------------
January - March                      $11.17        $10.33                  $0.083
April - June                          11.83         10.77                   0.100
July - September                      13.17         11.50                   0.100
October - December                    16.60         12.17                   0.100

     Per share information included in the above table has been adjusted to reflect the three-for-two (3:2) common stock split effective January 2, 2002.

     On March 11, 2002, the shares of Common Stock were held of record by approximately 458 shareholders.

Dividends
---------

     Dividends, retroactively adjusted to give effect to the three-for-two stock split, totaled $0.383 per share for 2001 compared to $0.284 in 2000 and $.213 in 1999. These dividends reflect a 35% increase in 2001 over 2000 and a 33% increase in 2000 over 1999.

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


ITEM 6.  SELECTED FINANCIAL DATA

      FIVE YEAR SUMMARY OF CONSOLIDATED STATEMENTS AND RELATED STATISTICS
           (amounts in Thousands, Except Percent and Per Share Data)
          (Per Share Data adjusted for 3:2 split of January 2, 2002)

                                                 2001          2000         1999          1998          1997
                                            ----------------------------------------------------------------------
Summary of Earnings
-------------------

Total Interest Income                            $ 29,119      $ 28,638     $ 25,476      $ 23,956      $ 21,588
Total Interest Expense                             13,399        14,064       10,974        10,860         9,659
Provision for loan losses                           1,123           918          849           846           740
Non-interest income                                 3,980         3,285        3,122         2,897         2,990
Non-interest expense                               10,308         8,772        8,361         7,948         7,046
Income tax expense                                  2,558         2,635        2,793         2,487         2,561
Net Income                                          5,711         5,534        5,621         4,712         4,490

Per Share Data
--------------

Earnings-basic                                   $   1.15      $   1.12     $   1.13      $   0.95      $   0.91
Earnings-diluted                                 $   1.15      $   1.11     $   1.13      $   0.95      $   0.91
Cash dividends                                   $  0.383      $  0.283     $  0.213      $  0.160      $  0.113
Book value at year end                           $   9.51      $   8.74     $   7.57      $   7.15      $   6.29

Selected Year End Actual Balances
---------------------------------

Loans, net of unearned income                    $264,278      $252,022     $234,349      $211,349      $194,304

Allowance for possible loan losses                 (3,375)       (3,325)      (3,100)       (2,900)       (2,700)
Investment securities                             122,567       103,533      102,451        91,539        67,292
Total assets                                      427,213       382,800      362,790       334,232       286,634
Deposits                                          359,309       289,908      284,462       282,242       248,984
Long term borrowings                               14,629        10,000       10,000        10,000             -
Shareholders' equity                               47,182        43,377       37,546        35,455        31,220

Selected Year End Average Balances
----------------------------------

Loans, net of unearned income                    $255,185      $244,307     $221,165      $202,228      $186,843
Allowance for possible loan losses                 (3,335)       (3,198)      (2,974)       (2,701)       (2,523)
Investment securities                             106,632       102,325       97,219        79,401        70,023
Total assets                                      403,881       374,439      347,613       314,896       279,961
Deposits                                          327,536       290,704      288,176       268,514       242,459
Long term borrowings                               14,815        10,000       10,000         7,630             3
Shareholders' equity                               47,664        40,701       37,603        33,513        28,920

Selected Ratios
---------------

Return on average assets                             1.41%         1.48%        1.62%         1.50%         1.60%
Return on average equity                            11.98%        13.60%       14.95%        14.08%        15.24%
Dividend payout ratio                               33.31%        25.41%       18.84%        16.85%        12.52%
Equity to year end assets                           11.04%        11.33%       10.35%        10.61%        10.89%
Total risk-based capital to
      risk-adjusted assets                          18.40%        18.88%       18.52%        18.13%        17.02%
Leverage capital ratio                              10.51%        11.61%       11.06%        10.61%        10.46%
Efficiency ratio                                    51.32%        47.20%       45.48%        48.01%        45.56%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, 2000, and 1999, required by this Item 7 can be found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, 2000 and 1999" and "Consolidated Financial Statements" in the 2001 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information on the Quantitative and Qualitative Disclosures about Market Risk, required by this Item 7A can be found under the headings "Quantitative and Qualitative Disclosures about Market Risk" in the 2001 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information on Financial Statements and Supplementary Data required by this
Item 8 can be found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, 2000 and 1999", "Consolidated Financial Statements" and "Quarterly Financial Trends" in the 2001 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Registrant required by this Item 10 can be found under the headings "Executive Officers of the Registrant" in Item I of this Form 10-K and "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2002, relating to its 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the Executive Compensation paid by the Registrant required by this Item 11 can be found under the headings "Executive Compensation", "Compensation of the Board of Directors", "Stock Performance Graph" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2002, relating to its 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding Security Ownership of Certain Beneficial Owners and Management can be found under the headings "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2002, relating to its 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Certain Relationships and Related Transactions can be found under the headings "Indebtedness of Related Parties" and "Interests of the Board of Directors" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 22, 2002, relating to its 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          Consolidated Financial Statements and Supplementary Information for years ended December 31, 1999, 2000 and 2001, which include the following:

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

     (b)  Reports on Form 8-K.

          The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-K:

               On October 29, 2001, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing a three-for-two stock split payable December 31, 2001 to the Corporation's shareholders of record December 14, 2001.

               On October 30, 2001, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing the financial results of the Corporation for the quarter ended September 30, 2001.

     (c)  Exhibits required by Item 601 of Regulation S-K
          3(i)  Amended Articles of Incorporation of the Corporation         *
          3(ii) Amended and Restated Bylaws of the Corporation               *
          4     Rights Agreement between Citizens Holding Company            *
                and The Citizens Bank of Philadelphia, Mississippi
          10    Directors' Deferred Compensation Plan - Form of Agreement    *
          10(a) Citizens Holding Company 1999 Directors' Stock               *
                Compensation Plan
          10(b) Citizens Holding Company 1999 Employees' Long-Term           *
                Incentive Plan
          13    2001 Annual Report to Shareholders
          21    Subsidiaries of Registrant                                   *

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




By: /s/ Steve Webb                          By: /s/ Robert T. Smith
  ------------------                          ------------------------
STEVE WEBB                                  ROBERT T. SMITH
CHAIRMAN, CHIEF EXECUTIVE                   TREASURER
OFFICER, PRESIDENT AND DIRECTOR

DATE:  March 12, 2002
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                    CAPACITIES                     DATE

/s/ Steve Webb                Chairman of the Board          March 12, 2002
--------------

/s/ Donald L. Kilgore         Director                       March 12, 2002
---------------------

/s/ Herbert A. King           Director                       March 12, 2002
-------------------

/s/ Greg L. McKee             Director                       March 12, 2002
-----------------

/s/ M. G. Bond                Director                       March 12, 2002
--------------

/s/ Don Fulton                Director                       March 12, 2002
--------------

/s/ W. W. Dungan              Director                       March 12, 2002
----------------

/s/ David A. King             Director                       March 12, 2002
-----------------

/s/ William M. Mars           Director                       March 12, 2002
-------------------

/s/ George R. Mars            Director                       March 12, 2002
------------------