Form 10-Q
period 2002-03-31
CITIZENS HOLDING CO /MS/
filed 2002-05-14
CIK 1075706

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2002.

            Title                                        Outstanding
Common Stock, $.20 par value                              4,963,125

                           CITIZENS HOLDING COMPANY
                FIRST QUARTER 2002 INTERIM FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Consolidated Statements of Condition
           March 31, 2002 and December 31, 2001

           Consolidated Statements of Income
           Three months ended March 31, 2002 and 2001

           Consolidated Statements of Comprehensive Income
           Three ended March 31, 2002 and 2001

           Consolidated Statements of Cash Flows
           Three months ended March 31, 2002 and 2001

           Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS


                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                    March 31,      December 31,
ASSETS                                                                2002             2001
                                                                 -------------------------------
Cash and due from banks                                           $ 23,116,276      $ 12,713,482
Interest bearing deposits with other banks                          10,604,847         5,421,241
Federal Funds Sold                                                   8,700,000         6,100,000
Investment securities available for sale, at fair value            128,076,929       122,567,180
Loans, net of allowance for loan losses of $3,375,000
  in 2002 and 2001                                                 269,819,606       260,903,091
Premises and equipment, net                                          5,031,859         5,143,535
Other real estate owned, net                                           577,497           340,657
Accrued interest receivable                                          4,207,071         4,121,922
Cash value of life insurance                                         2,874,094         2,809,410
Intangible Assets (net)                                              2,885,820         2,974,023
Other assets                                                         3,921,158         4,118,333
                                                                 -------------------------------

TOTAL ASSETS                                                      $459,815,157      $427,212,874
                                                                 ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                        $ 61,866,117      $ 50,535,929
Interest-bearing NOW and money market accounts                     112,699,079        91,656,150
Savings deposits                                                    21,915,562        22,481,585
Certificates of deposit                                            194,611,666       194,635,343
                                                                 -------------------------------
Total deposits                                                     391,092,424       359,309,007

Accrued interest payable                                             1,116,945         1,415,513
Federal Home Loan Bank advances                                     14,402,372        14,628,788
Directors deferred compensation payable                              1,104,998         1,079,191
Other liabilities                                                    2,919,552         2,386,608
                                                                 -------------------------------

Total liabilities                                                  410,636,291       378,819,107

Minority interest in consolidated subsidiary                         1,226,684         1,212,199

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized,
   and 4,963,125 shares outstanding at March 31, 2002, and
   at December 31, 2001                                                                  1,006,125       1,006,125

Less:  Treasury stock, at cost, 67,500 shares at
   March 31, 2002 and at December 31, 2001                                                -239,400        -239,400
Additional paid-in capital                                                               3,017,752       3,017,752
Retained earnings                                                                       44,189,812      43,240,017
Unrealized gain (loss) on securities available for sale, net of
deferred tax asset (liability) of $(11,388) in 2002 and $(89,295) in 2001                  -22,107         157,074
                                                                                  --------------------------------

Total stockholders' equity                                                              47,952,182      47,181,568
                                                                                  --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $459,815,157    $427,212,874
                                                                                  ================================

See notes to consolidated financial statements.


                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        For the three months
                                                                                          ended March 31,
                                                                                      2002                2001
                                                                                ----------------------------------
INTEREST INCOME:
Loan income including fees                                                      $     5,322,589      $   5,745,729
Investment securities                                                                 1,628,183          1,433,589
Other interest                                                                           79,697             79,818
                                                                                ----------------------------------

Total interest income                                                                 7,030,469          7,259,136


INTEREST EXPENSE:
Deposits                                                                              2,271,307          3,066,090
Other borrowed funds                                                                    194,288            554,273
                                                                                ----------------------------------

Total interest expense                                                                2,465,595          3,620,363
                                                                                ----------------------------------

NET INTEREST INCOME                                                                   4,564,874          3,638,773

PROVISION FOR LOAN LOSSES                                                               234,496            119,769
                                                                                ----------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                            4,330,378          3,519,004

OTHER INCOME:
Service charges on deposit accounts                                                     705,246            661,466
Other service charges and fees                                                          132,909            111,557
Other income                                                                            167,978            132,300
                                                                                ----------------------------------

Total other income                                                                    1,006,133            905,323

OTHER EXPENSES:
Salaries and employee benefits                                                        1,673,033          1,332,173
Occupancy expense                                                                       436,425            363,352
Other operating expense                                                                 884,395            673,575
Earnings applicable to minority interest                                                 48,381             47,642
                                                                                ----------------------------------

Total other expenses                                                                  3,042,234          2,416,742
                                                                                ----------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                                   2,294,277          2,007,585

PROVISION FOR INCOME TAXES                                                              748,919            633,892
                                                                                ----------------------------------

NET INCOME                                                                      $     1,545,358       $  1,373,693
                                                                                ==================================

NET INCOME PER SHARE
     -Basic                                                                     $          0.31       $       0.28
                                                                                ==================================

     -Diluted                                                                   $          0.31       $       0.28
                                                                                ==================================

See notes to consolidated financial statements.

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      For the three months
                                                         ended March 31,
                                                      2002          2001
                                                  --------------------------

Net income                                        $  1,545,358   $ 1,373,693


Other comprehensive income, net of tax

   Unrealized holding gains (losses)                  -179,181       354,837

   Less reclassification adjustment for gains
     (losses) included in net income                         0             0

     Total other comprehensive income                 -179,181       354,837
                                                  --------------------------

Comprehensive income                              $  1,366,177   $ 1,728,530
                                                  ==========================

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the three months
                                                                             ended March 31,
                                                                           2002           2001
                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                            $   1,722,163    $  2,017,855


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale               11,723,006      15,286,313
Proceeds from sale of investment securities                                      0               0
Purchases of investment securities                                     -17,320,395      -8,873,292
Purchases of bank premises and equipment                                   -44,924        -133,977
Decrease in interest bearing deposits with other  banks                 -5,183,606         223,056
Net (increase) decrease in federal funds sold                           -2,600,000     -15,700,000
Net increase in loans                                                   -8,916,515       1,735,691

Net Cash Used by Investing Activities                                  -22,342,434      -7,462,209


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                     31,783,417      16,595,017
Net increase (decrease) in ABE loans                                        61,639        -132,207
Increase (decrease) in TT&L Note Option                                          0        -700,000
Increase in FHLB advances                                                 -226,416      -8,000,000
Increase in federal funds purchased                                              0               0
Payment of dividends                                                      -595,575        -413,594

Net Cash Provided by Financing Activities                               31,023,065       7,349,216


Net Increase (Decrease) in Cash and Due from Banks                      10,402,794       1,904,862

Cash and Due From Banks, beginning of year                              12,713,482      10,415,155

Cash and Due from Banks, end of period                                  23,116,276      12,320,017

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the three months ended March 31, 2002

1. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

    The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.44% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as "the Corporation"). All significant intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 28, 2002.

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

3. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2002, the Corporation had entered into commitments with certain customers that had an unused balance of $11,926,909 compared to $12,155,738 unused at December 31, 2001. There were $529,600 of letters of credit outstanding at March 31, 2002 and $444,500 at December 31, 2001.

4. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999 and the three-for-two stock split that was effective January 2, 2002. Earnings per share were computed as follows:

                                                    March 31,      March 31,
                                                      2002           2001
                                                  --------------------------
Basic weighted average
    shares outstanding                              4,963,125      4,963,125
Dilutive effect of granted options                     31,910         10,391
                                                  --------------------------

Diluted weighted average
    shares outstanding                              4,995,035      4,973,516

Net income                                         $1,545,358     $1,373,693
Net income per share-basic                         $     0.31     $     0.28
Net income per share-diluted                       $     0.31     $     0.28

5. In July 2001 the Corporation completed the acquisition of two bank branches located in Forest and Decatur, Mississippi from Union Planters Bank. The Corporation acquired approximately $30.3 million in deposits, $11.7 million in loans, and $15.4 million in cash and short-term investments. The $2.5 million premium paid by the Corporation was allocated primarily to a core deposit intangible asset. Amortization expense related to the core deposit intangible asset for the quarter ended March 31, 2002 was $88,203.

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

7. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement No. 142, "Goodwill and other Intangible Assets". FAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. FAS No. 142 requires that all intangible assets, including goodwill, that result from business combinations be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under FAS No. 142, goodwill resulting from any business combination accounted for according to FAS No. 141 is not amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 is discontinued effective, January 1, 2002. The Company adopted the provisions of FAS No. 141 on July 1,

     2001, and the provisions of FAS No. 142 related to discontinuation of goodwill amortization effective January 1, 2002

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

                    CITIZENS HOLDING COMPANY AND SUBSIDIARY
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company, (the Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at March 31, 2002 was 53.40% and at March 31, 2001 was 46.54%. Liquidity is the ratio of net deposits and short term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $54,248,250 at March 31, 2002. At March 31, 2002, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $39,845,878 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $47,952,182 at March 31, 2002. The main source of capital for the Corporation has been the retention of net income.

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

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,125 and increased the authorized shares from 15,000,000 to 22,500,000. Cash dividends in the amount of $595,575 or $0.12 per share were paid in the quarter ended March 31, 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2002, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            prompt Corrective
                                           Actual               Adequacy Purposes         Actions Provisions
                                 ---------------------------------------------------------------------------------
                                     Amount       Ratio        Amount        Ratio       Amount        Ratio
                                 ---------------------------------------------------------------------------------
As of March 31, 2002
Total Capital                     $49,690,153     17.95%    $22,152,018     **8.00%    $27,690,023    **10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     46,315,153     16.73%     11,076,009     **4.00%     16,614,014     **6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     46,315,153     10.57%     17,530,447     **4.00%     21,913,059     **5.00%
  ( to Average Assets)

** denotes more than

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                                    2002           2001
                                                 -------------------------

Interest Income, including fees                  $7,030,469     $7,259,136
Interest Expense                                  2,465,595      3,620,363
                                                 -------------------------

Net Interest Income                               4,564,874      3,638,773
Provision for Loan Losses                           234,496        119,769

Net Interest Income after
Provision for Loan Losses                         4,330,378      3,519,004
Other Income                                      1,006,133        905,323
Other Expense                                     3,042,234      2,416,742
                                                 -------------------------

Income before Provision For
Income Taxes                                      2,294,277      2,007,585
Provision for Income Taxes                          748,919        633,892
                                                 -------------------------

Net Income                                       $1,545,358     $1,373,693
                                                 =========================

Net Income Per share - Basic                               $0.31          $0.28
                                             ===================================


Net Income Per Share-Diluted                               $0.31          $0.28
                                             ===================================

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.79% and for the three months ended March 31, 2002, and 12.37% for the three months ended March 31, 2001. The increase in ROE for this period was the result of earnings growth that was greater than the rate of growth for equity.

The book value per share increased to $9.66 at March 31, 2002 compared to $9.51 at December 31, 2001. This increase is due to earnings exceeding dividends paid during this period. Average assets for the three months ended March 31, 2002, were $441,147,000 compared to $403,881,314 for the year ended December 31, 2001, and average equity increased to $48,331,226 for the three months ended March 31, 2002, from $47,663,502 for the year ended December 31, 2001.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.61% for the three months ended March 31, 2002, compared to an annualized net interest margin of 4.26% for the three months ended March 31, 2001. Earnings assets averaged $406,903,466 for the three months ended March 31, 2002. This represented an increase of $53,023,961, or 14.98%, over average earning assets of $353,879,505 for the three months ended March 31, 2001.

Net interest income was $4,564,874 for the three-month period in 2002, an increase of $926,101 over the same period in 2001. Loan volume and increases in investments in this period contributed to this increase. A lower cost of deposits and other borrowed funds during 2002 over the same period in 2001 also contributed to the increase in Net Interest Income. Income from investment securities increased in the three-month period in 2002 as a result of both an increase in the principal balance of investment securities and a shift in the mix of investments from lower yielding U. S. Treasury Securities into higher yield mortgage backed products.

The added liquidity that resulted from the acquisition of the two Union Planters Bank branches in the third quarter of 2001, together with a general increase in deposits permitted the Corporation to pay off a large portion of it borrowings from the Federal Home Loan Bank, significantly decreasing interest expense on other borrowings.

Other interest income increased in the three month period due to an increase in the amount of Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

                                               For the three months ended,
                                                 2002               2001
                                      --------------------------------------
Interest and Fees                            $  5,322,589       $  5,745,729
Average Loans                                 265,479,157        251,081,564
Annualized Yield                                     8.02%              9.27%

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

The following table summarizes the Corporation's allowance for loan loss for the dates indicated:

                                       Quarter Ended      Year to Date         Amount of       Percent of
                                         March 31,        December 31,         Increase         Increase
                                           2002               2001            (Decrease)       (Decrease)
                                    -------------------------------------------------------------------------
BALANCES:
Gross Loans                             $275,782,323       $266,932,966        $8,849,357          3.32%
Allowance for Loan Losses                  3,375,000          3,375,000                 0          0.00%
Nonaccrual Loans                           1,079,931            418,813           661,118        157.86%
Ratios:
Allowance for loan losses to
       gross loans                              1.22%              1.28%
Net loans charged off to
       allowance for loan losses                6.95%             31.80%

The provision for loan losses for the three months ended March 31, 2002 was $234,496, an increase of $114,727 over the $119,769 for the same period in 2001. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods. Net loans outstanding increased 3.4% for the three months in 2002.

For the three months ended March 31, 2002, net loan losses charged to the allowance for loan losses totaled $234,496, an increase of $114,727 over the same period in 2001. Increased net losses in consumer loans, commercial and industrial loans and 1-4 family housing accounted for the majority of the increased net loss in the three-month period.

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

Other operating income for the three months ended March 31, 2002, increased $110,725, or 12.2% over the period ended March 31, 2001. The increase was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March 31, 2002 were $3,042,234 compared to the $2,416,742 for the three months ended March 31, 2001 for an increase of $625,492. Salaries and benefits increased to $1,673,033 in 2002 from $1,332,173 in 2001, an increase of $340,860 or 25.6%.
Both the increase in Other Expenses as a whole and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisition of the Union Planters branches and internal growth of the deposit base. Although expenses increased, the Corporation's efficiency ratio for the three-month period ended March 31, 2002 was 53.54% compared to 51.04% for the same period in 2001.

BALANCE SHEET ANALYSIS

                                                                               Amount of       Percent of
                                         March 31,        December 31,         Increase         Increase
                                           2002               2001            (Decrease)       (Decrease)
                                    -------------------------------------------------------------------------
Cash and Cash Equivalents              $ 33,721,123       $ 18,134,723        $15,586,400         85.95%
Investment Securities                   128,076,929        122,567,180          5,509,749          4.50%
Loans, net                              269,819,606        260,903,091          8,916,515          3.42%
Total Assets                            459,815,157        427,212,874         32,602,283          7.63%

Total Deposits                          391,092,424        359,309,007         31,783,417          8.85%

Total Stockholders' Equity               47,952,182         47,181,568            770,614          1.63%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase in cash and cash equivalents at March 31, 2002 of $15,586,400 was caused by a $5,183,606 increase in interest bearing balances with other banks and the remaining increase was the result of large month end cash letters that were in the process of collection.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $5,509,749 or 4.5% as a result of the need to invest excess liquidity at a higher yield.

LOANS

Loan demand in the Corporation's service area began to strengthen as net loans increased by $8,916,515 or 3.4% during the three-month period ended March 31, 2002. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                           Amount of    Percent of
                                         March 31,        December 31,     Increase      Increase
                                           2002               2001        (Decrease)    (Decrease)
                                    ---------------------------------------------------------------
Noninteresting-bearing Deposits      $  61,866,117       $ 50,535,929    $11,330,188      22.42%
Interest-bearing Deposits              112,699,079         91,656,150     21,042,929      22.96%
Savings                                 21,915,562         22,481,585       -566,023      -2.52%
Certificates of Deposit                194,611,666        194,635,343        -23,677      -0.01%
                                    ---------------------------------------------------------------

Total Deposits                       $ 391,092,424       $359,309,007    $31,783,417       8.85%
                                    ===============================================================

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve -month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. While interest rates remained stable during the quarter ended March 31, 2002, during 2001 the Corporation experienced an increased number of called investment securities related to the decrease in rates that occurred throughout 2001. These called securities generally were re-invested at lower yields. The Corporation's interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

Other than the recent interest rate decreases, there have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2001.

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

(b)  Reports on Form 8-K.

     The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

          On January 22, 2002, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing that a Letter of Intent had been signed with CB&T Capital Corporation and Citizens Bank and Trust for the purchase of these two companies.

          On January 30, 2002, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing the financial results of the Corporation for the quarter ended December 31, 2001.

          On March 13, 2002, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing that its subsidiary, The Citizens Bank of Philadelphia (the "Bank") signed an Agreement and Plan of Share Exchange on March 12, 2002 with CB&T Capital Corporation and Citizens Bank and Trust Company pursuant to which the Bank will acquire CB&T Capital Corporation and Citizens Bank and Trust Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CITIZENS HOLDING COMPANY


      BY:   /s/ Steve Webb                       BY:   /s/ Robert T. Smith
         -------------------------------            ----------------------------
            Steve Webb                                 Robert T. Smith
            Chairman, President and                    Treasurer (Chief
            Chief Executive Officer                    Financial and Accounting
                                                       Officer)

      DATE: May 10, 2002                         DATE: May 10, 2002