Form 10-Q
period 2002-06-30
CITIZENS HOLDING CO /MS/
filed 2002-08-14
CIK 1075706

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002.

             Title                                   Outstanding
Common Stock, $.20 par value                          4,963,028

                            CITIZENS HOLDING COMPANY
                SECOND QUARTER 2002 INTERIM FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2002 and December 31, 2001

                  Consolidated Statements of Income
                  Three and six months ended June 30, 2002 and 2001

                  Consolidated Statements of Comprehensive Income
                  Three and six months ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2002 and 2001

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                    PART 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                     June 30,       December 31,
ASSETS                                                                                 2002            2001
                                                                                  ------------------------------
Cash and due from banks                                                            $ 18,727,807    $ 12,713,482
Interest bearing deposits with other banks                                               24,048       5,421,241
Federal Funds Sold                                                                      825,000       6,100,000
Investment securities available for sale, at fair value                             176,032,872     122,567,180
Loans, net of allowance for loan losses of
   $4,231,583 in 2002 and $3,375,000 in 2001                                        292,685,445     260,903,091
Premises and equipment, net                                                           7,612,376       5,143,535
Other real estate owned, net                                                          1,103,611         340,657
Accrued interest receivable                                                           4,408,389       4,121,922
Cash value of life insurance                                                          2,951,472       2,809,410
Goodwill (net)                                                                        6,753,136       2,974,023
Other assets                                                                          3,427,098       4,118,333
                                                                                  ------------------------------
TOTAL ASSETS                                                                       $514,551,254    $427,212,874
                                                                                  ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                                         $ 58,412,102    $ 50,535,929
Interest-bearing NOW and money market accounts                                      118,142,752      91,656,150
Savings deposits                                                                     32,384,655      22,481,585
Certificates of deposit                                                             223,783,153     194,635,343
                                                                                  ------------------------------
Total deposits                                                                      432,722,662     359,309,007

Accrued interest payable                                                              1,061,940       1,415,513
Federal Home Loan Bank advances                                                      19,173,148      14,628,788
Federal Funds Purchased                                                               5,000,000               0
Directors deferred compensation payable                                               1,130,726       1,079,191
Other liabilities                                                                     3,144,643       2,386,608
                                                                                  ------------------------------
Total liabilities                                                                   462,233,119     378,819,107

Minority interest in consolidated subsidiary                                          1,306,731       1,212,199

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, and 4,963,028 shares outstanding at June 30, 2002, and
   at December 31, 2001                                                               1,006,125       1,006,125
Less:  Treasury stock, at cost, 67,500 shares at
   June 30, 2002 and at December 31, 2001                                              -239,400        -239,400
Additional paid-in capital                                                            3,017,752       3,017,752
Retained earnings                                                                    45,256,243      43,240,017
Unrealized gain (loss) on securities available for sale, net of
deferred tax asset (liability) of $(1,300,651) in 2002 and ($89,295) in 2001          1,970,684         157,074
                                                                                  ------------------------------
Total stockholders' equity                                                           51,011,404      47,181,568
                                                                                  ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $514,551,254    $427,212,874
                                                                                  ==============================

See notes to consolidated financial statements.

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Three Months            For the Six Months
                                                        Ended June 30,                  Ended June 30,
                                                     2002            2001            2002             2001
                                                -----------------------------------------------------------
INTEREST INCOME:
Loan income including fees                        $5,671,767     $5,698,589      $10,994,356    $11,444,318
Investment securities                              1,840,316      1,421,135        3,468,499      2,854,724
Other interest                                        61,197         64,327          140,894        144,145
                                                -----------------------------------------------------------
Total interest income                              7,573,280      7,184,051       14,603,749     14,443,187

INTEREST EXPENSE:
Deposits                                           2,163,111      3,103,452        4,434,418      6,169,542
Other borrowed funds                                 215,805        250,670          410,093        804,943
                                                -----------------------------------------------------------
Total interest expense                             2,378,916      3,354,122        4,844,511      6,974,485
                                                -----------------------------------------------------------
NET INTEREST INCOME                                5,194,364      3,829,929        9,759,238      7,468,702

PROVISION FOR LOAN LOSSES                            435,318        449,391          669,814        569,160
                                                -----------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                         4,759,046      3,380,538        9,089,424      6,899,542

OTHER INCOME:
Service charges on deposit accounts                  778,953        699,827        1,484,199      1,361,293
Other service charges and fees                       116,308        105,585          249,217        217,142
Other income                                         147,931        317,596          315,909        449,896
                                                -----------------------------------------------------------
Total other income                                 1,043,192      1,123,008        2,049,325      2,028,331

OTHER EXPENSES:
Salaries and employee benefits                     1,803,864      1,296,362        3,476,897      2,628,535
Occupancy expense                                    481,095        371,586          917,520        734,938
Other operating expense                            1,036,460        685,792        1,920,855      1,359,367
Earnings applicable to minority interest              43,541         51,095           91,922         98,737
                                                -----------------------------------------------------------
Total other expenses                               3,364,960      2,404,835        6,407,194      4,821,577
                                                -----------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES           2,437,278      2,098,711        4,731,555      4,106,296

PROVISION FOR INCOME TAXES                           775,285        612,815        1,524,204      1,246,707
                                                -----------------------------------------------------------
NET INCOME                                        $1,661,993     $1,485,896       $3,207,351     $2,859,589
                                                ===========================================================
NET INCOME PER SHARE
     -Basic                                            $0.33          $0.30            $0.65          $0.57
                                                ===========================================================
     -Diluted                                          $0.33          $0.30            $0.64          $0.57
                                                ===========================================================

See notes to consolidated financial statements.

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   For the Three Months            For the Six Months
                                                       Ended June 30,                  Ended June 30,
                                                   2002            2001            2002             2001
                                               -------------------------------------------------------------
Net income                                      $1,661,993      $1,485,896       $3,207,351      $2,859,589

Other comprehensive income, net of tax

   Unrealized holding gains (losses)             2,015,571         270,009        1,836,390         624,846

   Less reclassification adjustment for gains
     (losses) included in net income                22,780               0           22,780               0

     Total other comprehensive income            1,992,791         270,009        1,813,610         624,846
                                               -------------------------------------------------------------
Comprehensive income                            $3,654,784      $1,755,905       $5,020,961      $3,484,435
                                               =============================================================

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Six Months
                                                                         Ended June 30,
                                                                      2002             2001
                                                                 -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                          $5,154,417      $4,104,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale          32,917,639      24,512,517
Proceeds from sale of investment securities                        25,744,965               0
Purchases of investment securities                               -112,128,296     -31,814,450
Purchases of bank premises and equipment                           -2,789,041        -304,174
Decrease in interest bearing deposits with other  banks             5,397,193        -368,896
Net (increase) decrease in federal funds sold                       5,275,000      -7,500,000
Premium paid on Bank purchase                                      -3,955,920               0
Net (increase) decrease in loans                                  -31,782,354         990,454

Net Cash Used by Investing Activities                             -81,320,814     -14,484,549


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                73,413,655      31,603,342
Net increase (decrease) in ABE loans                                  413,834        -144,928
Increase (decrease) in TT&L Note Option                                     0        -700,000
Increase (decrease) in FHLB advances                                4,544,360     -27,000,000
Increase in federal funds purchased                                 5,000,000       7,500,000
Payment of dividends                                               -1,191,127        -909,906

Net Cash Provided by Financing Activities                          82,180,722      10,348,508

Net Increase (Decrease) in Cash and Due from Banks                  6,014,325         -31,717

Cash and Due From Banks, beginning of year                         12,713,482      10,415,155

Cash and Due from Banks, end of period                             18,727,807      10,383,438


                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the six months ended June 30, 2002

1. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

3. In May 2002, the Corporation acquired CB&T Capital Corporation, a one-bank holding company, whose wholly-owned subsidiary was Citizens Bank & Trust Company in Louisville, MS. The acquisition was undertaken by the Corporation in order to gain entry into a geographic section of the state of Mississippi that is contiguous to the Corporation's current markets and in which the Corporation had very little market presence. The purchase price of the net assets totaled approximately $12.3 million cash and was based on a multiple approximately 1.505 times the book value, subject to certain adjustments, of the acquired company. The Corporation based its purchase price on several factors, including comparable transactions and management's estimate of the value of entry into a strategically targeted geographic area.

     The follow is a summary of the assets and liabilities acquired:

                  Cash                                         $ 2,880

                  Investments                                   50,620

                  Loans                                         15,019

                  Bank Premises and others assets                3,025

                  Deposits                                     (57,939)

                  Other liabilities                             (5,127)
                                                               -------
                  Net assets acquired                            8,478

                  Goodwill and other intangible assets         $ 3,806
                                                               -------
                  Purchase Price                               $12,284

     The Corporation has not yet completed its evaluation of all of the assets and liabilities acquired, including the allocation of purchase price to identifiable intangible assets. The impact on depreciation and amortization expense for the quarter ended June 30, 2002 of any subsequent changes in the allocation of the purchase price is not expected to be material.

4. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2002, the Corporation had entered into commitments with certain customers that had an unused balance of $17,221,798 compared to $12,155,738 unused at December 31, 2001. There were $499,600 of letters of credit outstanding at June 30, 2002 and $444,500 at December 31, 2001.

5. Net income per share - Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Basic weighted average shares have been adjusted to reflect the five-for-one stock split on the common stock effective January 1, 1999 and the three-for-two stock split that was effective January 2, 2002. Earnings per share were computed as follows:


                                             For the Three Months           For the Six Months
                                                Ended June 30,                 Ended June 30,
                                             2002          2001            2002           2001
                                        ----------------------------------------------------------
Basic weighted average
    shares outstanding                    4,963,028      4,963,028       4,963,028      4,963,028
Dilutive effect of granted options           32,297         12,438          32,268         11,331
                                        ----------------------------------------------------------
Diluted weighted average
    shares outstanding                    4,995,325      4,975,466       4,995,296      4,974,359

Net income                               $1,661,993     $1,485,896      $3,207,351     $2,859,589
Net income per share-basic                    $0.33          $0.30           $0.65          $0.57
Net income per share-diluted                  $0.33          $0.30           $0.64          $0.57

6. In July 2001, the Corporation completed the acquisition of two bank branches located in Forest and Decatur, Mississippi from Union Planters Bank. The Corporation acquired approximately $30.3 million in deposits, $11.7 million in loans, and $15.4 million in cash and short-term investments. The $2.5 million premium paid by the Corporation was allocated primarily to a core deposit intangible asset.

     In May 2002, the Corporation acquired Citizens Bank & Trust Company and CB&T Capital Corporation of Louisville in a cash purchase of all of the outstanding stock of CB&T Capital Corporation for $12.4 million. The Corporation acquired $71.1 million in assets, of which $15.0 was loans, $50.6 million was in investment securities and $1.8 million in bank building and equipment. Also acquired in this transaction were $57.9 million of deposits.

     Amortization expense related to the core deposit intangible assets for the period ended June 30, 2002 was $176,406.

7. The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and the provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

8. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement No. 142, "Goodwill and other Intangible Assets". FAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. FAS No. 142 requires that all intangible assets, including goodwill, that result from business combinations be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under FAS No. 142, goodwill resulting from any business combination accounted for according to FAS No. 141 is not amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 is discontinued effective, January 1, 2002. The Company adopted the provisions of FAS No. 141 on July 1, 2001, and the provisions of FAS No. 142 related to discontinuation of goodwill amortization effective January 1, 2002

     In June 2001, the FASB issued Standard No. 143 related to accounting for asset retirement obligations. The new standard establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement cost. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of this statement will not have a material effect on the Company's financial statements.

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

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.44% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the "Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at June 30, 2002 was 48.1%, at December 31, 2001 was 50.51% and at June 30, 2001 was 49.2%. Liquidity is the ratio of net deposits and short term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $54,248,250 at June 30, 2002. At June 30, 2002, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $35,075,102 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $51,011,404 at June 30, 2002. The main source of capital for the Corporation has been the retention of net income.

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

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,028 and increased the authorized shares from 15,000,000 to 22,500,000. Cash dividends in the amount of $1,191,127 or $0.24 per share were paid year to date June 30, 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2002, the Corporation meets all capital adequacy requirements to which it is subject.


                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             prompt Corrective
                                            Actual               Adequacy Purposes          Actions Provisions
                                 ---------------------------------------------------------------------------------
                                     Amount        Ratio        Amount        Ratio       Amount        Ratio
                                 ---------------------------------------------------------------------------------
As of June 30, 2002
Total Capital                     $47,274,799      16.09%    $23,511,015      *8.00%    $29,388,768     *10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     43,594,314      14.83%     11,755,507      *4.00%     17,633,261      *6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     43,594,314       9.19%     18,973,515      *4.00%     23,716,893      *5.00%
  ( to Average Assets)

------------
* Greater than

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                         For the Three Months                For the Six Months
                                             Ended June 30,                     Ended June 30,
                                         2002             2001              2002             2001
                                    -----------------------------------------------------------------
Interest Income, including fees       $7,573,280       $7,184,051       $14,603,749      $14,443,187
Interest Expense                       2,378,916        3,354,122         4,844,511        6,974,485
                                    -----------------------------------------------------------------
Net Interest Income                    5,194,364        3,829,929         9,759,238        7,468,702
Provision for Loan Losses                435,318          449,391           669,814          569,160

Net Interest Income after
Provision for Loan Losses              4,759,046        3,380,538         9,089,424        6,899,542
Other Income                           1,043,192        1,123,008         2,049,325        2,028,331
Other Expense                          3,364,960        2,404,835         6,407,194        4,821,577
                                    -----------------------------------------------------------------

Income before Provision For
Income Taxes                            2,437,278       2,098,711        4,731,555       4,106,296
Provision for Income Taxes                775,285         612,815        1,524,204       1,246,707
                                      ------------------------------------------------------------
Net Income                             $1,661,993      $1,485,896       $3,207,351      $2,859,589
                                      ============================================================
Net Income Per Share - Basic                $0.33           $0.30            $0.65           $0.57
                                      ============================================================
Net Income Per Share-Diluted                $0.33           $0.30            $0.64           $0.57
                                      ============================================================

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 13.63% and 13.21% and for the three and six months ended June 30, 2002, and 12.94% and 12.66% for the three and six months ended June 30, 2001. The increase in ROE for this period was the result of earnings growth that was greater than the rate of growth for equity.

The book value per share increased to $10.28 at June 30, 2002 compared to $9.51 at December 31, 2001. This increase is due to earnings exceeding dividends paid during this period. Average assets for the six months ended June 30, 2002, were $461,229,441 compared to $403,881,314 for the year ended December 31, 2001, and average equity increased to $48,550,951 for the six months ended June 30, 2002, from $47,663,502 for the year ended December 31, 2001. The increase in average assets is due to the acquisition of the Union Planters branches in July 2001 and the acquisition of Citizens Bank & Trust Company in May 2002.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.79% and 4.71% for the three and six months ended June 30, 2002, compared to an annualized net interest margin of
4.47 % and 4.37% for the three and six months ended June 30, 2001. Earnings assets averaged $425,058,413 for the six months ended June 30, 2002. This represented an increase of $71,415,480, or 20.2%, over average earning assets of $353,642,933 for the six months ended June 30, 2001.

Net interest income was $5,194,364 and $9,759,238 for the three and six month periods in 2002, an increase of $1,364,435 and $2,290,536 respectively over the same periods in 2001. An increase in loan volume and investments in this period contributed to this increase. A lower cost of deposits and other borrowed funds during 2002 over the same period in 2001 also contributed to the increase in Net Interest Income. Income from investment securities increased in the six month period in 2002 as a result of both an increase in the principal balance of investment securities and a shift in the mix of investments from lower yielding
U. S. Treasury Securities into higher yield mortgage backed products.

The added liquidity that resulted from the acquisition of the two Union Planters Bank branches in the third quarter of 2001, together with a general increase in deposits, permitted the Corporation to pay off a large portion of it borrowings from the Federal Home Loan Bank, significantly decreasing interest expense on other borrowings.

Other interest income decreased in the three and six month periods due to a decrease in the interest rates on Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.


                                           For the Three Months                For the Six Months
                                               Ended June 30,                    Ended June 30,
                                          2002              2001             2002              2001
                                     ------------------------------------------------------------------
Interest and Fees                      $5,671,767        $5,698,589      $10,994,356       $11,444,318
Average Loans, Net of Unearned        287,872,919       249,637,526      276,737,899       250,355,556
Annualized Yield                            7.88%             9.13%            7.95%             9.21%

The decreases in rates in the three and six month periods reflect the decrease in all loan rates for both new and refinanced loans in the corresponding periods.

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

The following table summarizes the Corporation's allowance for loan losses for the dates indicated:


                                                                        Amount of        Percent of
                                      June 30,       December 31,        Increase         Increase
                                        2002             2001           (Decrease)       (Decrease)
                                  ------------------------------------------------------------------
BALANCES:
Gross Loans                        $299,450,724     $266,932,966       $32,517,758           12.18%
Allowance for Loan Losses             4,231,583        3,375,000           856,583           25.38%
Nonaccrual Loans                        362,948          418,813           -55,865          -13.34%
Ratios:
Allowance for loan losses to
  gross loans                              1.41%            1.28%
Net loans charged off to
  allowance for loan losses               15.83%           31.80%

The provision for loan losses for the three months ended June 30, 2002 was $435,318, a decrease of $14,073 over the $449,391 for the same period in 2001. The provision for the six months ended June 30, 2002 was $669,814, an increase of $100,654 or 17.7% over the $569,160 for the six months ended June 30, 2001. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods. The allowance for loan losses was increased $856,583 as a result of the acquisition of Citizens Bank & Trust Company. This addition to the allowance for loan losses was made to maintain an adequate loan loss allowance for the loans outstanding at June 30, 2002. This is in addition to the $669,814 that was added to the allowance as a part of normal operations.

For the three months ended June 30, 2002, net loan losses charged to allowance for loan losses totaled $435,318, a decrease of $14,073 over the same period in 2001. For the six months ended June 30, 2002, net loan losses charged to the allowance for loan losses totaled $669,814, an increase of $100,654 over the same period in 2001. Increased net losses in consumer loans, commercial and industrial loans and 1-4 family housing accounted for the majority of the increased net loss in the three and six month period.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last six months that have not been charged off. Management also believes that the Corporation's allowance will be adequate to absorb probable losses inherent in the Corporation's loan portfolio.

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Other operating income for the three months ended June 30, 2002 decreased $79,816 or 7.1% over the same period in 2001 and for the six months ended June 30, 2002, increased $20,994, or 1.0% over the same period in 2001. The increase in the six-month period was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income. The decrease in the three month comparison is due to the receipt of insurance proceeds in the second quarter of 2001 on the death of a retired director pursuant to a deferred compensation agreement.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and six months ended June 30, 2002 were $3,364,960 and $6,407,194 compared to the $2,404,835 and
$4,821,577 for the three and six months ended June 30, 2001 for an increase of $960,125 and $1,585,617 respectively. Salaries and benefits increased to $1,803,864 and $3,476,897 for the three and six months in 2002 from $1,296,362 and $2,628,535 for the same periods in 2001, an increase of $507,502 or 39.1% and $848,362 or 32.3% respectively. Both the increase in Other Expenses as a whole, and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisitions of the Union Planters branches in July 2001 and Citizens Bank & Trust Company in May 2002 and internal growth of the deposit base. Although expenses increased, the Corporation's efficiency ratio for the three and six-month periods ended June 30, 2002 was 52.86% and 53.18% compared to 46.61% and 48.73% for the same periods in 2001.

BALANCE SHEET ANALYSIS


                                                                       Amount of        Percent of
                                     June 30,       December 31,        Increase         Increase
                                       2002             2001           (Decrease)       (Decrease)
                                 -------------------------------------------------------------------
Cash and Cash Equivalents           $18,751,855      $18,134,723          $617,132            3.40%
Investment Securities               176,032,872      122,567,180        53,465,692           43.62%
Loans, net                          292,685,445      260,903,091        31,782,354           12.18%
Total Assets                        514,551,254      427,212,874        87,338,380           20.44%

Total Deposits                      432,722,662      359,309,007        73,413,655           20.43%

Total Stockholders' Equity           51,011,404       47,181,568         3,829,836            8.12%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase in cash and cash equivalents at June 30, 2002 of $617,132 was the result of the addition of the cash required to operate the three new Citizens Bank & Trust Company branches acquired in May 2002.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $53,465,692 or 43.6% as a result of the acquisition of $50.6 million in investment securities related to the purchase of Citizens Bank & Trust Company in May 2002 and the need to invest excess liquidity.

LOANS

Loan demand in the Corporation's service area began to strengthen as net loans increased by $31,782,354 or 12.2% during the six month period ended June 30, 2002. Of this increase, $15.0 million was acquired with the purchase of Citizens Bank & Trust Company in May 2002. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                          Amount of        Percent of
                                        June 30,       December 31,        Increase         Increase
                                          2002             2001           (Decrease)       (Decrease)
                                   -------------------------------------------------------------------
Noninteresting-bearing Deposits       $58,412,102      $50,535,929        $7,876,173           15.59%
Interest-bearing Deposits             118,142,752       91,656,150        26,486,602           28.90%
Savings                                32,384,655       22,481,585         9,903,070           44.05%
Certificates of Deposit               223,783,153      194,635,343        29,147,810           14.98%
                                   -------------------------------------------------------------------
Total Deposits                       $432,722,662     $359,309,007       $73,413,655           20.43%
                                   ===================================================================

The increase is the result of normal deposit growth and the acquisition of $57.9 million in deposits from Citizens Bank & Trust Company. Normal deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve -month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. While interest rates remained stable during the quarter ended June 30, 2002, during 2001 the Corporation experienced an increased number of called investment securities related to the decrease in interest rates that occurred throughout 2001. These called securities generally were re-invested at lower yields. The Corporation's interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

Other than the recent interest rate decreases, there have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2001.

                          PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 23, 2002 at 3:30 p.m. at the Main Office of The Citizens Bank of Philadelphia, 521 Main Street, Philadelphia, Mississippi. At this meeting there were 4,080,322 shares or 82.2% of the Corporation's issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting.

The shareholders considered and voted upon a proposal to set the number of directors to serve on the Board of Directors at twelve members. The shareholders of the Corporation adopted this proposal by a vote of 4,077,435 for the proposal, 2,887 shares against the proposal with no abstentions or broker non-votes.

After the Annual Meeting, Don L. Fulton, Don L. Kilgore, Herbert A. King, and David P. Webb continued as Class I Directors of the Corporation until their term of office expires in 2003.

After the Annual Meeting, M. G. Bond, Karl Brantley, David A. King and Greg L. McKee continued as Class II Directors of the Corporation until their term expires in 2004.

An election was held to elect four Class III directors to a three-year term expiring in 2005. The votes for each nominee were:

                                 Shares Voted For       Shares Withheld

         George R. Mars             4,046,850                33,472
         William M. Mars            4,051,995                28,327
         W. W. Dungan               4,066,485                13,837
         Steve Webb                 4,066,485                13,837

The shareholders considered and voted upon a proposal to ratify the Horne CPA Group as the Corporation's independent auditors for the fiscal year ending December 31, 2002. The shareholders of the Corporation adopted this proposal by a vote of 4,064,388 affirmative votes to 15,933 votes against with 1 abstention and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         2        Agreement and Plan of Share Exchange
         3(i)     Amended Articles of Incorporation of the Corporation        *
         3(ii)    Amended and Restated Bylaws of the Corporation              *
         4        Rights Agreement between Citizens Holding Company           *
                  and The Citizens Bank of Philadelphia, Mississippi
         10       Directors' Deferred Compensation Plan - Form of Agreement   *
         10(a)    Citizens Holding Company 1999 Directors' Stock              *
                  Compensation Plan
         10(b)    Citizens Holding Company 1999 Employees' Long-Term          *
                  Incentive Plan

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

(b)      Reports on Form 8-K.

         The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

                  On April 23, 2002, the Corporation filed on Form 8-K under
         Item 7(a) and Item 9 a press release announcing the financial results of the Corporation for the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CITIZENS HOLDING COMPANY



 BY:        /s/ Steve Webb                    BY:    /s/ Robert T. Smith
    ---------------------------------            ----------------------------
           Steve Webb                                Robert T. Smith
           Chairman, President and                   Treasurer (Chief Financial
           Chief Executive Officer                   and Accounting Officer)

  DATE: August 12, 2002                        DATE: August 12, 2002