Form 10-Q
period 2002-09-30
CITIZENS HOLDING CO /MS/
filed 2002-11-12
CIK 1075706

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2002.

            Title                                                 Outstanding
Common Stock, $.20 par value                                      4,963,028

                            CITIZENS HOLDING COMPANY
                 THIRD QUARTER 2002 INTERIM FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Condition
                  September 30, 2002 and December 31, 2001

                  Consolidated Statements of Income
                  Three and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Item 4.  Controls and Procedures

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                    PART 1.CONSOLIDATED FINANCIAL STATEMENTS

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      September 30,    December 31,
ASSETS                                                                     2002            2001
                                                                     --------------------------------
Cash and due from banks                                                  $ 20,060,689    $ 12,713,482
Interest bearing deposits with other banks                                  3,097,092       5,421,241
Federal Funds Sold                                                         30,900,000       6,100,000
Investment securities available for sale, at fair value                   171,852,768     122,567,180
Loans, net of allowance for loan losses of
   $4,222,342 in 2002 and $3,375,000 in 2001                              296,339,225     260,903,091
Premises and equipment, net                                                 8,165,299       5,143,535
Other real estate owned, net                                                1,379,133         340,657
Accrued interest receivable                                                 4,368,208       4,121,922
Cash value of life insurance                                                3,030,002       2,809,410
Goodwill and other intangible assets                                        7,028,719       2,974,023
Other assets                                                                3,759,078       4,118,333
                                                                     --------------------------------

TOTAL ASSETS                                                             $549,980,213    $427,212,874
                                                                     ================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                               $ 94,357,905    $ 50,535,929
Interest-bearing NOW and money market accounts                            122,439,958      91,656,150
Savings deposits                                                           31,872,183      22,481,585
Certificates of deposit                                                   215,721,719     194,635,343
                                                                     --------------------------------
Total deposits                                                            464,391,765     359,309,007

Accrued interest payable                                                      948,988       1,415,513
Federal Home Loan Bank advances                                            24,841,080      14,628,788
Directors deferred compensation payable                                     1,156,428       1,079,191
Other liabilities                                                           4,073,614       2,386,608
                                                                     --------------------------------

Total liabilities                                                         495,411,875     378,819,107
                                                                     --------------------------------

Minority interest in consolidated subsidiary                                1,363,891       1,212,199
                                                                     --------------------------------

STOCKHOLDERS' EQUITY

Common stock; $.20 par value, 22,500,000 shares authorized, 4,963,028 shares outstanding at September 30, 2002, and
   at December 31, 2001                                                                     992,606        992,606
Additional paid-in capital                                                                2,791,871      2,791,871
Retained earnings                                                                        46,241,045     43,240,017
Unrealized gain (loss) on securities available for sale, net of
deferred tax asset (liability) of $(1,663,706) in 2002 and ($89,295) in 2001              3,178,925        157,074
                                                                                      ----------------------------

Total stockholders' equity                                                               53,204,447     47,181,568
                                                                                      ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $549,980,213   $427,212,874
                                                                                      ============================


                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 For the Three Months         For the Nine Months
                                                 Ended September 30,          Ended September 30,
                                                2002         2001            2002         2001
                                           ---------------------------------------------------------
INTEREST INCOME:
Loan income including fees                    $5,743,278    $5,744,121     $16,737,634   $17,188,439
Investment securities                          2,122,183     1,441,421       5,590,682     4,296,145
Other interest                                    25,466       213,211         166,360       357,356
                                           ---------------------------------------------------------

Total interest income                          7,890,927     7,398,753      22,494,676    21,841,940


INTEREST EXPENSE:
Deposits                                       2,216,672     3,212,623       6,651,090     9,382,165
Other borrowed funds                             290,253       204,264         700,346     1,009,207
                                           ---------------------------------------------------------

Total interest expense                         2,506,925     3,416,887       7,351,436    10,391,372
                                           ---------------------------------------------------------

NET INTEREST INCOME                            5,384,002     3,981,866      15,143,240    11,450,568

PROVISION FOR LOAN LOSSES                        336,791       174,251       1,006,605       743,411
                                           ---------------------------------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                     5,047,211     3,807,615      14,136,635    10,707,157


OTHER INCOME:
Service charges on deposit accounts              748,765       740,220       2,232,964     2,101,513
Other service charges and fees                   237,125       143,246         486,342       360,388
Other income                                     167,524       182,464         483,433       632,360
                                            --------------------------------------------------------

Total other income                                        1,153,414      1,065,930       3,202,739      3,094,261

OTHER EXPENSES:
Salaries and employee benefits                            1,903,613      1,428,965       5,380,510      4,057,500
Occupancy expense                                           583,266        388,926       1,500,786      1,123,864
Other operating expense                                   1,190,342        661,130       3,111,197      2,020,497
Earnings applicable to minority interest                     43,962         53,577         135,884        152,314
                                                    --------------------------------------------------------------

Total other expenses                                      3,721,183      2,532,598      10,128,377      7,354,175
                                                    --------------------------------------------------------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                       2,479,442      2,340,947       7,210,997      6,447,243

PROVISION FOR INCOME TAXES                                  799,816        780,821       2,324,020      2,027,528
                                                    --------------------------------------------------------------

NET INCOME                                               $1,679,626     $1,560,126      $4,886,977     $4,419,715
                                                    ==============================================================

NET INCOME PER SHARE
     -Basic                                              $     0.34     $     0.31      $     0.98     $     0.89
                                                    ==============================================================

     -Diluted                                            $     0.34     $     0.31      $     0.98     $     0.89
                                                    ==============================================================

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         For the Three Months           For the Nine Months
                                                         Ended September 30,            Ended September 30,
                                                      2002            2001            2002             2001
                                                ------------------------------------------------------------------
Net income                                            $1,679,626      $1,560,126       $4,886,977      $4,419,715

Other comprehensive income, net of tax

   Unrealized holding gains                            1,208,241         750,513        3,044,631       1,375,359

   Less reclassification adjustment for gains
     included in net income                                    0               0           22,780               0

     Total other comprehensive income                  1,208,241         750,513        3,021,851       1,375,359
                                                ------------------------------------------------------------------


Comprehensive income                                  $2,887,867      $2,310,639       $7,908,828      $5,795,074
                                                ==================================================================

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                           2002             2001
                                                                     ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                                 $  4,636,328    $  4,544,043


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale                   61,752,758      44,137,992
Proceeds from sale of investment securities                                 25,744,965               0
Purchases of investment securities                                         -83,017,228     -50,233,304
Purchases of bank premises and equipment                                    -1,699,000        -999,181
Decrease in interest bearing deposits with other banks                       2,324,149     -10,263,116
Net (increase) in federal funds sold                                       -22,700,000     -11,400,000
Cash paid on purchase of CB&T                                              -12,284,319               0
Cash acquired in purchase of CB&T                                            2,879,581               0
Net (increase) decrease in loans                                           -20,416,732      -9,173,262

Net Cash Used by Investing Activities                                      -47,415,826     -37,930,871


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                    47,142,969      68,840,782
Net (decrease) in ABE loans                                                   -342,605        -318,069
Increase (decrease) in TT&L Note Option                                              0        -700,000
Increase (decrease) in FHLB advances                                         5,212,292     -27,295,141
Increase in federal funds purchased                                                  0               0
Payment of dividends                                                        -1,885,951      -1,406,219

Net Cash Provided by Financing Activities                                   50,126,705      39,121,353


Net Increase in Cash and Due from Banks                                      7,347,207       5,734,525

Cash and Due From Banks, beginning of year                                  12,713,482      10,415,155

Cash and Due from Banks, end of period                                      20,060,689      16,149,680

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 2002

1. These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

3. In May 2002, the Corporation acquired CB&T Capital Corporation, a one-bank holding company, whose wholly-owned subsidiary was Citizens Bank & Trust Company in Louisville, MS. The acquisition was undertaken by the Corporation in order to gain entry into a geographic section of the state of Mississippi that is contiguous to the Corporation's current markets and in which the Corporation had very little market presence. The purchase price of the net assets totaled approximately $12.3 million cash and was based on a multiple of approximately 1.505 times the book value, subject to certain adjustments, of the acquired company. The Corporation based its purchase price on several factors, including comparable transactions and management's estimate of the value of entry into a strategically targeted geographic area.

       The follow is a summary of the assets and liabilities acquired:

                                                     (000's omitted)

              Cash                                             $       2,880

              Investments                                             50,620

              Loans                                                   15,019

              Bank Premises and other assets                           3,137

              Deposits                                               (57,939)

              Other Liabilities                                       (5,814)
                                                              ----------------

              Net Assets Acquired                                      7,903

              Goodwill and other intangible assets                     4,381
                                                              ----------------


              Purchase Price                                   $      12,284
                                                              ================

         The Corporation has completed its evaluation of the assets and liabilities acquired and has allocated $1,846,909 of the $4,380,869 total intangible asset to core deposit intangibles and the remaining $2,533,960 to goodwill. The core deposit intangible is to be amortized at the rate of $15,391 per month until fully amortized, representing an estimated economic life of 10 years. The amount of core deposit amortization expense related to the Louisville purchase was $61,564 year to date at September 30, 2002. The operations of CB&T Capital Corporation are included in the consolidated financial statements since the acquisition date. The pro forma effect, had the acquisition occurred on January 1, 2002, is not significant to the operation of the Corporation

         In July 2001, the Corporation completed the acquisition of two bank branches located in Forest and Decatur, Mississippi from Union Planters Bank. The Corporation acquired approximately $30.3 million in deposits, $11.7 million in loans, and $15.4 million in cash and short-term investments. The $2.5 million premium paid by the Corporation was allocated primarily to a core deposit intangible asset.

         Total amortization expense related to the core deposit intangible assets for the period ended September 30, 2002 was $149,767 and $326,173 for the three and nine month periods.

4. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2002, the Corporation had entered into commitments with certain customers that had an unused balance of $23,351,992 compared to $12,155,738 unused at December 31,

       2001. There were $481,350 of letters of credit outstanding at September 30, 2002 and $444,500 at December 31, 2001.

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

                                             For the Three Months               For the Nine Months
                                             Ended September 30,                Ended September 30,
                                             2002             2001              2002             2001
                                    -----------------------------------------------------------------------
Basic weighted average
    shares outstanding                       4,963,028        4,963,028         4,963,028        4,963,028
Dilutive effect of granted options              37,699           13,092            33,766           13,914
                                    -----------------------------------------------------------------------

Diluted weighted average
    shares outstanding                       5,000,727        4,976,120         4,996,794        4,976,942

Net income                                  $1,679,626       $1,560,126        $4,886,977       $4,419,715
Net income per share-basic                  $     0.34       $     0.31        $     0.98       $     0.89
Net income per share-diluted                $     0.34       $     0.31        $     0.98       $     0.89

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

7. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement No. 142, "Goodwill and other Intangible Assets". FAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. FAS No. 142 requires that all intangible assets, including goodwill, that result from business combinations be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under FAS No. 142, goodwill resulting from any business combination accounted for according to FAS No. 141 is not amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 is discontinued effective, January 1, 2002. The Corporation adopted the provisions of FAS No. 141 on July 1, 2001, and the provisions of FAS No. 142 related to discontinuation of goodwill amortization effective January 1, 2002. Goodwill amortization expense for the three and nine-month periods ended September 30, 2002 was not material.

       In June 2001, the FASB issued Standard No. 143 related to accounting for asset retirement obligations. The new standard establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement cost. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of this statement will not have a material effect on the Corporation's financial statements.

       In August 2001, the FASB issued Standard No. 144 related to accounting for the impairment or disposal of long-lived assets. The standard establishes specific accounting standards related to long-lived assets to be held and used, sold, or abandoned and those to be disposed of by exchange for similar assets or distributed to owners. The standard is effective for fiscal years beginning after December 31, 2001. Adoption of this standard by the company is not expected to have a material effect on the Corporation's financial statements.

       In October 2002, the FASB issued Standard No. 147 related to Acquisitions of Certain Financial Institutions. The standard clarifies the requirements of Standards No. 141 and 142 as they relate to business combinations between financial institutions and makes the provisions of Standard No. 144 applicable to long-term customer relationship intangible assets. The standard is effective for transactions on or after October 1, 2002. Adopting the standard by the Corporation is not expected to have a material effect on the Corporation's financial statements.

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.44% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at September 30, 2002 was 79.34%, at December 31, 2001 was 50.51% and at September 30, 2001 was 51.18%. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $143,466,850 at September 30, 2002. At September 30, 2002, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $118,703,763 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $53,204,447 at September 30, 2002. The main source of capital for the Corporation has been the retention of net income.

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

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,028 and increased the authorized shares from 15,000,000 to 22,500,000. Cash dividends in the amount of $1,885,951 or $0.38 per share were paid year to date September 30, 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital

(primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2002, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                     For Capital          prompt Corrective
                                            Actual               Adequacy Purposes        Actions Provisions
                                 ---------------------------------------------------------------------------------
                                     Amount        Ratio        Amount        Ratio       Amount        Ratio
                                 ---------------------------------------------------------------------------------
As of September 30, 2002
Total Capital                     $48,192,444      15.74%     $24,491,951     *8.00%    $30,614,939    *10.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     44,360,694      14.49%      12,245,976     *4.00%     18,368,963     *6.00%
  (to Risk-Weighted Assets)

Tier 1 Capital                     44,360,694       8.63%      20,569,967     *4.00%     25,712,459     *5.00%
  (to Average Assets)

* denotes greater than

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                      For the Three Months              For the Nine Months
                                      Ended September 30,               Ended September 30,
                                      2002             2001             2002             2001
                                 --------------------------------------------------------------------
Interest Income, including fees       $7,890,927       $7,398,753       $22,494,676      $21,841,940
Interest Expense                       2,506,925        3,416,887         7,351,436       10,391,372
                                 --------------------------------------------------------------------

Net Interest Income                    5,384,002        3,981,866        15,143,240       11,450,568
Provision for Loan Losses                336,791          174,251         1,006,605          743,411

Net Interest Income after
Provision for Loan Losses              5,047,211        3,807,615        14,136,635       10,707,157
Other Income                           1,153,414        1,065,930         3,202,739        3,094,261
Other Expense                          3,721,183        2,532,598        10,128,377        7,354,175
                                 --------------------------------------------------------------------

Income before Provision For
Income Taxes                           2,479,442        2,340,947         7,210,997        6,447,243
Provision for Income Taxes               799,816          780,821         2,324,020        2,027,528
                                 --------------------------------------------------------------------


Net Income                            $1,679,626       $1,560,126       $ 4,886,977      $ 4,419,715
                                 ====================================================================

Net Income Per Share - Basic           $0.34           $0.31           $0.98           $0.89
                                =============================================================


Net Income Per Share-Diluted           $0.34           $0.31           $0.98           $0.89
                                =============================================================

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.45% and 12.93% and for the three and nine months ended September 30, 2002, and 12.95% and 12.76% for the three and nine months ended September 30, 2001.

The book value per share increased to $10.72 at September 30, 2002 compared to $9.51 at December 31, 2001. This increase is due to earnings exceeding dividends paid during this period. Average assets for the nine months ended September 30, 2002, were $482,389,842 compared to $403,881,314 for the year ended December 31, 2001, and average equity increased to $51,393,933 for the nine months ended September 30, 2002, from $47,663,502 for the year ended December 31, 2001. The increase in average assets is due to the acquisition of the Union Planters branches in July 2001 and the acquisition of Citizens Bank & Trust Company in May 2002.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.69% for the three and nine months ended September 30, 2002, compared to an annualized net interest margin of 4.15 % and 4.27% for the three and nine months ended September 30, 2001. Earnings assets averaged $442,044,168 for the nine months ended September 30, 2002. This represented an increase of $78,412,833, or 21.6%, over average earning assets of $363,631,335 for the nine months ended September 30, 2001. The increase in average earning assets results from the July 2001 Union Planters branch acquisitions, the May 2002 CB&T Capital Corporation acquisition and normal bank growth.

Net interest income was $5,384,002 and $15,143,240 for the three and nine month periods in 2002, an increase of $1,402,136 and $3,692,672 respectively over the same periods in 2001. An increase in loan volume and investments in this period contributed to this increase. A lower cost of deposits and other borrowed funds during 2002 over the same period in 2001 also contributed to the increase in Net Interest Income. Income from investment securities increased in the nine month period in 2002 as a result of both an increase in the principal balance of investment securities and a shift in the mix of investments from lower yielding
U. S. Treasury Securities into higher yield mortgage backed products.

The added liquidity that resulted from the acquisition of the two Union Planters Bank branches in the third quarter of 2001, together with a general increase in deposits, permitted the Corporation to pay off a large portion of it borrowings from the Federal Home Loan Bank, significantly decreasing interest expense on other borrowings.

Other interest income decreased in the three and nine month periods due to a decrease in the interest rates on Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

                                      For the Three Months               For the Nine Months
                                      Ended September 30,                Ended September 30,
                                      2002              2001             2002              2001
                                -----------------------------------------------------------------------
Interest and Fees                    $  5,743,278      $  5,744,121     $ 16,737,634      $ 17,188,439
Average Loans, Net of Unearned        298,847,893       255,065,732      284,188,886       251,942,868
Annualized Yield                             7.69%             9.01%            7.85%             9.09%

The decreases in rates in the three and nine month periods reflect the decrease in all loan rates for both new and refinanced loans in the corresponding periods.

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

The following table summarizes the Corporation's allowance for loan losses for the dates indicated:

                                                                           Amount of        Percent of
                                      September 30,     December 31,        Increase         Increase
                                           2002             2001           (Decrease)       (Decrease)
                                    -----------------------------------------------------------------------
BALANCES:
Gross Loans                               $303,084,694     $266,932,966       $36,151,728           13.54%
Allowance for Loan Losses                    4,222,342        3,375,000           847,342           25.11%
Nonaccrual Loans                               432,859          418,813            14,046            3.35%
Ratios:
Allowance for loan losses to
          gross loans                             1.39%            1.28%
Net loans charged off to
          allowance for loan losses              23.84%           31.80%

The provision for loan losses for the three months ended September 30, 2002 was $336,791, an increase of $162,540 or 93.3% over the $174,251 for the same period in 2001. The provision for the nine months ended September 30, 2002 was $1,006,605, an increase of $263,194 or 35.4% over the $743,411 for the nine months ended September 30, 2001. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods. The allowance for loan losses was increased $856,583 as a result of the acquisition of Citizens Bank & Trust Company. This addition to the allowance for loan losses was made to reflect estimated loan losses as of the acquisition date. This is in addition to the $1,006,605 that was added to the allowance as a part of normal operations.

For the three months ended September 30, 2002, net loan losses charged to allowance for loan losses totaled $336,791, an increase of $162,540 over the same period in 2001. For the nine months ended September 30, 2002, net loan losses charged to the allowance for loan losses totaled $1,006,605, an increase of $263,194 over the same period in 2001. Increased net losses in consumer loans, commercial and industrial loans and 1-4 family housing accounted for the majority of the increased net loss in the three and nine month period.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last nine months that have not been charged off. Management also believes that the Corporation's allowance will be adequate to absorb probable losses inherent in the Corporation's loan portfolio. However, in light of overall economic conditions in the Corporation's geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Other operating income for the three months ended September 30, 2002 increased $87,484 or 8.2% over the same period in 2001 and for the nine months ended September 30, 2002, increased $108,478, or 3.5% over the same period in 2001. The increase in both the three-month and nine-month period was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and nine months ended September 30, 2002 were $3,721,183 and $10,128,377 compared to the $2,532,598 and $7,354,175 for the three and nine months ended September 30, 2001 for an increase of $1,188,585 and $2,774,202 respectively. Salaries and benefits increased to $1,903,613 and $5,380,510 for the three and nine months in 2002 from $1,428,965 and $4,057,500 for the same periods in 2001, an increase of $474,648 or 33.2% and $1,323,010 or 32.6% respectively. Both the increase in Other Expenses as a whole, and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisitions of the Union Planters branches in July 2001 and Citizens Bank & Trust Company in May 2002 and internal growth of the deposit base. The Corporation's efficiency ratio for the three and nine-month periods ended September 30, 2002 was 55.69% and 54.08% compared to 48.25% and 48.57% for the same periods in 2001.

BALANCE SHEET ANALYSIS

                                                            Amount of      Percent of
                             September 30,  December 31,     Increase       Increase
                                 2002           2001        (Decrease)     (Decrease)
                            ----------------------------------------------------------
Cash and Cash Equivalents    $ 23,157,781   $ 18,134,723   $  5,023,058      27.70%
Investment Securities         171,852,768    122,567,180     49,285,588      40.21%
Loans, net                    296,339,225    260,903,091     35,436,134      13.58%
Total Assets                  549,980,213    427,212,874    122,767,339      28.74%

Total Deposits                464,391,765    359,309,007    105,082,758      29.25%

Total Stockholders' Equity     53,204,447     47,181,568     6,022,879    12.77%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and federal funds sold. The increase in cash and cash equivalents at September 30, 2002 of $5,023,058 was the result of the addition of the cash required to operate the three new Citizens Bank & Trust Company branches acquired in May 2002 and an increase in the Due from Bank balances related to large month end cash letters.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $49,285,588 or 40.2% as a net result of the acquisition of $50.6 million in investment securities related to the purchase of Citizens Bank & Trust Company in May 2002 and the use of matured and paid down securities to fund new loans.

LOANS

Loan demand in the Corporation's service area began to strengthen as net loans increased by $35,436,134 or 13.6% during the nine month period ended September 30, 2002. Of this increase, $15.0 million was acquired with the purchase of Citizens Bank & Trust Company in May 2002. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                                                 Amount of    Percent of
                                  September 30,  December 31,     Increase     Increase
                                      2002           2001        (Decrease)    Decrease)
                                --------------------------------------------------------
Noninteresting-bearing Deposits   $ 94,357,905   $ 50,535,929   $ 43,821,976    86.71%
Interest-bearing Deposits          122,439,958     91,656,150     30,783,808    33.59%
Savings                             31,872,183     22,481,585      9,390,598    41.77%
Certificates of Deposit            215,721,719    194,635,343     21,086,376    10.83%
                                --------------------------------------------------------

Total Deposits                    $464,391,765   $359,309,007   $105,082,758    29.25%
                                ========================================================

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

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve -month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. While interest rates remained stable during the quarter ended September 30, 2002, during 2001 the Corporation experienced an increased number of called investment securities related to the decrease in interest rates that occurred throughout 2001. These called securities generally were re-invested at lower yields. The Corporation's interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

There have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2001.

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

                          PART II. - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
             2     Agreement and Plan of Share Exchange                       *
             3(i)  Amended Articles of Incorporation of the Corporation       *
             3(ii) Amended and Restated Bylaws of the Corporation             *
             4     Rights Agreement between Citizens Holding Company          *
                   and The Citizens Bank of Philadelphia, Mississippi
             10    Directors' Deferred Compensation Plan - Form of Agreement  *
             10(a) Citizens Holding Company 1999 Directors' Stock             *
                   Compensation Plan
             10(b) Citizens Holding Company 1999 Employees' Long-Term         *
                   Incentive Plan

* Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference and also filed as an exhibit to the Form 10-Q Quarterly Statement of the Corporation (File No. 000-25221) filed on August 14, 2002 and incorporated herein by reference.

  (b) Reports on Form 8-K.

      The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

             On July 30, 2002, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing the financial results of the Corporation for the quarter ended June 30, 2002.

             On August 14, 2002, the Corporation filed on Form 8-K under Item 7(c) and Item 9, the certifications of the Corporation's Chief Executive Officer, Steve Webb, and Chief Financial Officer, Robert T. Smith, pursuant to 18 U. S. C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CITIZENS HOLDING COMPANY


         BY:   /s/ Steve Webb                   BY:   /s/ Robert T. Smith
            --------------------------             ---------------------------
               Steve Webb                             Robert T. Smith
               Chairman, President and                Treasurer (Chief Financial
               Chief Executive Officer                and Accounting Officer)

         DATE: November 12, 2002                      DATE: November 12, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Steve Webb, Chairman and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citizens Holding Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 12, 2002

                 /s/ Steve Webb
          ----------------------------
          Steve Webb
          Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert T. Smith, Treasurer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Citizens Holding Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002

          /s/ Robert T. Smith
        -----------------------
        Robert T. Smith
        Treasurer
        (Chief Financial Officer)