Form 10-K
period 2002-12-31
CITIZENS HOLDING CO /MS/
filed 2003-03-31
CIK 1075706

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [_] NO [X]

     As of June 30, 2002, the aggregate market value of the registrant's common stock, $.20 par value, held by non-affiliates of the registrant was $61,085,221.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at March 14, 2003
          Common stock, $.20 par value         4,974,578 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to Part II and III of the Form 10-K: 2002 Annual Report to Shareholders (Part II) and the Definitive Proxy Statement dated March 21, 2003 for the registrant's Annual Meeting of Stockholders to be held April 22, 2003 (Part III).

                            CITIZENS HOLDING COMPANY
                                    FORM 10-K
                                      INDEX

                                                                                         PAGE
                                                                                         ----
                                            PART I

ITEM 1.      BUSINESS ................................................................      1
ITEM 2.      PROPERTIES ..............................................................      7
ITEM 3.      LEGAL PROCEEDINGS .......................................................      9
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................      9

                                            PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...      9
ITEM 6.      SELECTED FINANCIAL DATA .................................................     10
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS ...........................................................     11
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............     11
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................     11
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE ..............................................................     12

                                           PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......................     12
ITEM 11.     EXECUTIVE COMPENSATION ..................................................     12
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS .............................................     12
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................     12
ITEM 14.     CONTROLS AND PROCEDURES .................................................     12

                                            PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .........     13
SIGNATURES ...........................................................................     15

                            CITIZENS HOLDING COMPANY
                                    FORM 10-K

                                     PART I

     In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management's beliefs, plans, expectations, assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 "Business" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation's and the Bank's business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economy in the Corporation's market area; and (h) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 1.  BUSINESS

     BACKGROUND

     Citizens Holding Company (the "Corporation") is a one-bank holding company that holds 97.52% of the outstanding shares of The Citizens Bank of Philadelphia, Mississippi (the "Bank"). The Corporation was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank's adoption of a one-bank holding company structure.

     The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2002, the Bank was the largest bank headquartered in Neshoba County with total assets of $517,895,749 and total deposits of $433,674,581.

     The principal executive offices of both the Corporation and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350 and its telephone number is (601) 656-4692. All

                                       1`
references hereinafter to the activities or operations of the Corporation reflect the Corporation's activities or operations through the Bank.

     The Corporation acquired by merger CB&T Capital Corporation and Citizens Bank & Trust Company in Louisville, Mississippi in the second quarter of 2002. This acquisition added approximately $70 million in assets to the Corporation. The purchase price of the net assets totaled approximately $12.3 million cash and was based on a multiple of approximately 1.505 times the book value, subject to certain adjustments, of the acquired company. OPERATIONS

     The Corporation, through the Bank, engages in a wide range of commercial and personal banking activities, including accepting demand deposits, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services; and provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers.

     Revenues from the Corporation's lending activities constitute the largest component of the Corporation's operating revenues. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Corporation's primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties and contiguous counties. The Corporation extends out-of-area credit only to borrowers who are considered to be low risk, and only on a very limited basis.

     This eight county lending area is mainly rural with Meridian, at 41,036 in population, being the largest city. Agriculture and some light industry are a big part of the economy of this area. The largest employer in the Corporation's service area is the Mississippi Band of Choctaw Indians with their schools, manufacturing plants and their main source of income, The Pearl River Resort (the "Resort"). The Resort and its related services employs approximately 5,000 people from the Corporation's service area.

     The Corporation has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 32.6% of the Corporation's loan portfolio has been attributed to this category of lending. Another 48.2% of the Corporation's loan portfolio has been comprised of commercial, industrial and agricultural production loans, with consumer loans making up the remaining 19.2% of the total loan portfolio.

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

     In addition to lending services, the Corporation provides a wide range of personal and corporate trusts and trust-related services, which include its serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as the guardian of the estates of minors and incompetents, and as escrow agent under various agreements. The Corporation also offers discount brokerage services through First Tennessee Bank.

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

     EXECUTIVE OFFICERS OF THE REGISTRANT

     From 1982 until his retirement on December 31, 2002, Steve Webb, who is 70 years old, served as Chief Executive Officer and President of the Corporation. Mr. Webb had served as Chief Executive Officer of the Bank from 1978 until December 31, 2002 and President of the Bank from 1978 until January 2002. Mr. Webb has served as a member of the Board of Directors of the Corporation since 1982 and of the Bank since 1970. Mr. Webb has served as Chairman of the Board of both the Bank and Corporation since 1997.

     Greg L. McKee, who is 41 years old, was named President and Chief Executive Officer of the Corporation and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Office of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Corporation and the Bank since 2001. Previous to this, he served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

     Robert T. Smith, who is 51 years old, has been employed by the Bank since 1986 and has been in his current position of Senior Vice-President and Chief Financial Officer since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller from 1987 until 2001 and Assistant Vice-President from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Corporation since February 1996.

     EMPLOYEES

     The Corporation has no compensated employees. At December 31, 2002, the Bank employed 192 full-time employees and 28 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

     Prompt Corrective Action and Other Enforcement Mechanisms.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and Bank are classified as well capitalized under these guidelines.

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

     COMPETITION

     The banking business is a highly competitive business. The Corporation's market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper Counties in Mississippi, although the Corporation also competes with other financial institutions in those counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation's market area. A healthy economy, such as the Corporation's market area is experiencing, invites certain challenges, especially that of competition.

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

ITEM 2.  PROPERTIES

     The Corporation, through the Bank, currently operates from its main office in downtown Philadelphia, and from 18 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties, all located in Mississippi. Information about these branches is set forth in the table below:

                                                                       BANKING
                                    LOCATION/                          FUNCTIONS
     NAME OF OFFICE                 TELEPHONE NUMBER                   OFFERED
     Main Office                    521 Main Street                    Full Service;
                                    Philadelphia, Mississippi          Trust
                                    (601) 656-4692

     Eastside Branch                585 East Main Street               Drive-up
                                    Philadelphia, Mississippi
                                    (601) 656-4976

     Westside Branch                912 West Beacon Street             Full Service;
                                    Philadelphia, Mississippi          24 Hour Teller
                                    (601) 656-4978

     Northside Branch               720 Pecan Avenue                   Deposits;
                                    Philadelphia, Mississippi          24 Hour Teller
                                    (601) 656-4977

     Pearl River Branch             110 Choctaw Town Center            Full Service;
                                    Philadelphia, Mississippi          24 Hour Teller
                                    (601) 656-4971

     Union Branch                   Corner of Horne & Bank             Full Service
                                    Union, Mississippi
                                    (601) 774-9231

     Carthage Main Office           219 West Main Street               Full Service
                                    Carthage, Mississippi
                                    (601) 267-4525

     Crossroads Branch              Highways 35 & 16                   Drive-up
                                    Carthage, Mississippi
                                    (601) 267-4525

     Madden Branch                  Highway 488                        Deposits
                                    Madden, Mississippi
                                    (601) 267-7366

     Sebastopol Branch              24 Pine Street                     Full Service;
                                    Sebastopol, Mississippi            24-Hour Teller
                                    (601) 625-7447

     DeKalb Branch                  Corner of Main & Bell              Full Service
                                    DeKalb, Mississippi
                                    (601) 743-2115

     Kosciusko Branch               775 North Jackson Avenue           Full Service;
                                    Kosciusko, Mississippi             24-hour Teller
                                    (662) 289-4356

     Scooba Branch                  1048 Johnston Street               Full Service
                                    Scooba, Mississippi
                                    (662) 476-8431

     Meridian Branch                1825 Highway 39 North              Full Service;
                                    Meridian, Mississippi              24-Hour Teller
                                    (601) 693-8367

     Decatur Branch                 15520 Highway 15 South             Full Service;
                                    Decatur, Mississippi               24-Hour Teller
                                    (601) 635-2321

     Forest Branch                  247 Woodland Drive North           Full Service;
                                    Forest, Mississippi                24-Hour Teller
                                    (601) 469-3424

     Louisville Main Branch         100 East Main Street               Full Service
                                    Louisville, MS
                                    (662) 773-6261

     Industrial Branch              803 South Church Street            Drive-Up
                                    Louisville, MS
                                    (662) 773-6261

     Noxapater Branch               45 Main Street                     Deposits
                                    Noxapater, MS
                                    (662) 724-4261

     The Bank owns its main office and its branch offices, except for the Pearl River Branch Office, which is leased. The main office facility, originally occupied in 1966, is used solely by the Corporation and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations related departments of the Corporation. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Corporation or the Bank is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Price.

     The Corporation's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "CIZ." The stock began trading on the AMEX on October 19, 1999 and prior to that date was sold by private transactions between parties. On December 31, 2002, the Common Stock's closing price was $16.00.

                                                           Dividends Declared
              2001              High            Low        (per common share)
--------------------------------------------------------------------------------

     January - March            11.17           10.33              0.083
     April - June               11.83           10.77              0.100
     July - September           13.17           11.50              0.100
     October - December         16.60           12.17              0.100

                                                           Dividends Declared
              2002              High            Low        (per common share)
--------------------------------------------------------------------------------

     January - March            16.26           14.25              0.120
     April - June               16.00           14.65              0.120
     July - September           16.85           15.75              0.140
     October - December         17.35           15.70              0.140


     Per share information included in the above table has been adjusted to reflect the three-for-two (3:2) common stock split effective January 2, 2002.

     On March 14, 2003, the shares of Common Stock were held of record by approximately 454 shareholders.

     Dividends

     Dividends, retroactively adjusted to give effect to the three-for-two stock split, totaled $0.52 per share for 2002 compared to $0.383 in 2001 and $.283 in 2000. These dividends reflect a 36% increase in 2002 over 2001 and a 35% increase in 2001 over 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

       FIVE YEAR SUMMARY OF CONSOLIDATED STATEMENTS AND RELATED STATISTICS
           (amounts in Thousands, Except Percent and Per Share Data)
           (Per Share Data adjusted for 3:2 split of January 2, 2002)

                                                   2002          2001         2000         1999        1998
                                                ----------   ----------   ----------   ----------   ----------
Summary of Earnings
-------------------

Total Interest Income                           $   30,197   $   29,119   $   28,638   $   25,476   $   23,956
Total Interest Expense                               9,746       13,399       14,064       10,974       10,860
Provision for loan losses                            1,758        1,123          918          849          846
Non-interest income                                  4,435        3,980        3,285        3,122       2,2897
Non-interest expense                                13,865       10,308        8,772        8,361        7,948
Income tax expense                                   2,965        2,558        2,635        2,793        2,487
Net Income                                           6,298        5,711        5,534        5,621        4,712

Per Share Data
--------------

Earnings-basic                                  $    1.27    $     1.15   $     1.12   $     1.13   $     0.95
Earnings-diluted                                     1.26          1.15         1.11         1.13         0.95
Cash dividends                                      0.520         0.383        0.283        0.213        0.160
Book value at year end                              10.81          9.51         8.74         7.57         7.15

Selected Year End Actual Balances
---------------------------------

Loans, net of unearned income                   $  308,175   $  264,278   $  252,022   $  234,349   $  211,349
Allowance for possible loan losses                  (4,222)      (3,375)      (3,325)      (3,100)      (2,900)
Investment securities                              162,276      122,567      103,533      102,451       91,539
Total assets                                       518,450      427,213      382,800      362,790      334,232
Deposits                                           432,768      359,309      289,908      284,462      282,242
Long term borrowings                                24,606       14,629       10,000       10,000       10,000
Shareholder's equity                                53,783       47,182       43,377       37,546       35,455

Selected Year End Average Balances
----------------------------------

Loans, net of unearned income                   $  289,407   $  255,185   $  244,307   $  221,165   $  202,228

Allowance for possible loan losses                  (3,905)      (3,335)      (3,198)      (2,974)      (2,701)
Investment securities                              153,726      106,632      102,325       97,219       79,401
Total assets                                       491,833      403,881      374,439      347,613      314,896
Deposits                                           414,135      327,536      290,704      288,176      268,514
Long term borrowings                                19,301       14,815       10,000       10,000        7,630
Shareholders' equity                                51,304       47,664       40,701       37,603       33,513

Selected Ratios
---------------

Return on average assets                              1.28%        1.41%        1.48%        1.62%        1.50%
Return on average equity                             12.28%       11.98%       13.60%       14.95%       14.08%
Dividend payout ratio                                40.98%       33.31%       25.41%       18.84%       16.85%
Equity to year end assets                            10.37%       11.04%       11.33%       10.35%       10.61%
Total risk-based capital to
      risk-adjusted assets                           15.57%       18.40%       18.88%       18.52%       18.13%
Leverage capital ratio                                8.53%       10.51%       11.61%       11.06%       10.61%
Efficiency ratio                                     54.51%       51.32%       47.20%       45.48%       48.01%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information on the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, 2001, and 2000 required by this Item 7 can be found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, 2001 and 2000" and "Consolidated Financial Statements" in the 2002 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information on the Quantitative and Qualitative Disclosures about Market Risk, required by this Item 7A can be found under the headings "Quantitative and Qualitative Disclosures about Market Risk" in the 2002 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information on Financial Statements and Supplementary Data required by this
Item 8 can be found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, 2001 and 2000", "Consolidated Financial Statements" and "Quarterly Financial Trends" in the 2002 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Corporation required by this Item 10 can be found under the headings "Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K and "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2003, relating to its 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the Executive Compensation paid by the Corporation required by this Item 11 can be found under the headings "Executive Compensation", "Compensation of the Board of Directors", "Stock Performance Graph" and "Compensation Committee Interlocks and Insider Participation" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2003, relating to its 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     In partial response to this Item, the Corporation incorporates by reference the information under the headings "Security Ownership of Directors, Nominees and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2003, relating to its 2003 Annual Meeting of Shareholders.

     The following table summarizes the Company's equity compensation plan information as of December 31, 2002. the underlying plans, which are more fully described in Note 16 to the consolidated financial statements included in Item 8, have been previously approved by a vote of the shareholders.

                      Equity Compensation Plan Information

                                                                                                      (c)
                                                (a)                                          Number of securities
                                         Number of securities              (b)              remaining available for
                                           to be issued upon        Weighted-average     future issuance under equity
                                              exercise of           exercise price of         compensation plans
                                         outstanding options,     outstanding options,       (excluding securities
         Plan category                   warrants and rights       warrants and rights          in column (a))
         -------------                   -------------------       -------------------          --------------
Equity compensation plans                                               $11.65
  approved by security holders                124,700                                               315,970 /(1)(2)/

Equity compensation plans not                   _____                    _____                       _____
 approved by security holders

   Total                                      124,700                   $11.65                      315,970


/(1)/ Includes 34,200 shares that remain available for future issuance under the 1999 Directors' Stock Compensation Plan.

/(2)/ Includes 281,770 shares available for future issuance under the 1999 Employees' Long-Term Incentive Plan. Under the terms of this plan, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be granted or awarded under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions can be found under the headings "Indebtedness of Related Parties" and "Interests of the Board of Directors" in the Corporation's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2003, relating to its 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Corporation's SEC reports. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

         Consolidated Financial Statements and Supplementary Information for years ended December 31, 2000, 2001 and 2002, which include the following:

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

     (b) Reports on Form 8-K

         The following report on form 8-K was filed by the Corporation during the last quarter of the period covered by this Form 10-K:

         On December 30, 2002, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing the change in Chief Executive Officer upon the retirement of Steve Webb.

     (c) Exhibits required by Item 601 of Regulation S-K
         3(i)  Amended Articles of Incorporation of the Corporation
         3(ii) Amended and Restated Bylaws of the Corporation                  *
         4     Rights Agreement between Citizens Holding Company and The       *
               Citizens Bank of Philadelphia, Mississippi
         10(a) Directors' Deferred Compensation Plan - Form of Agreement       *
         10(b) Citizens Holding Company 1999 Directors' Stock Compensation     *
               Plan
         10(c) Citizens Holding Company 1999 Employees' Long-Term Incentive    *
               Plan
         10(d) Change in Control Agreement dated December 10, 2002 between the
               Company and Greg L. McKee
         10(e) Summary of Consulting Agreement between the Company and Steve
               Webb
         13    2002 Annual Report to Shareholders
         21    Subsidiaries of Registrant                                      *
         23    Consent of Independent Auditors
         99(a) Section 906 Certification of Chief Executive Officer
         99(b) Section 906 Certification of Treasurer

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

                                      CITIZENS HOLDING COMPANY


Date:  March 20, 2003                 By: /s/ Greg L. McKee
                                          ---------------------------------
                                      Greg L. McKee
                                      President and Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                  CAPACITIES                    DATE
/s/ Karl Brantley                           Director                      March 20, 2003
---------------------------

/s/ W. W. Dungan                            Director                      March 20, 2003
---------------------------

/s/ Don L. Fulton                           Director                      March 20, 2003
---------------------------

/s/ David A. King                           Director                      March 20, 2003
---------------------------

/s/ Herbert A. King                         Director                      March 20, 2003
---------------------------

/s/ William M. Mars                         Director                      March 20, 2003
---------------------------

/s/ Greg L. McKee                           Director, President and       March 20, 2003
---------------------------                 Chief Executive Officer

/s/ Robert T. Smith                         Treasurer                     March 20, 2003
---------------------------

/s/ Steve Webb                              Chairman of the Board         March 20, 2003
---------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Greg L. McKee, certify that:

1. I have reviewed this annual report on Form 10-K of The Citizens Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003                            By: /s/ Greg L. McKee
                                                    ----------------------
                                                         Greg L. McKee
                                                         Chief Executive Officer

                           CERTIFICATION OF TREASURER

I, Robert T. Smith, certify that:

1. I have reviewed this annual report on Form 10-K of The Citizens Holding Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003                           By: /s/ Robert T. Smith
                                                   -----------------------------
                                                   Robert T. Smith
                                                   Treasurer