Form 10-Q
period 2003-03-31
CITIZENS HOLDING CO /MS/
filed 2003-05-14
CIK 1075706

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2003.

           Title                                      Outstanding
Common Stock, $.20 par value                           4,974,578

                            CITIZENS HOLDING COMPANY
                 FIRST QUARTER 2003 INTERIM FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Consolidated Statements of Condition
               March 31, 2003 and December 31, 2002

              Consolidated Statements of Income
               Three months ended March 31, 2003 and 2002

              Consolidated Statements of Comprehensive Income
               Three months ended March 31, 2003 and 2002

              Consolidated Statements of Cash Flows
               Three months ended March 31, 2003 and 2002

              Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Item 4. Controls and Procedures

PART II.        OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                  March 31,      December 31,
                                                                    2003             2002
                                                               -------------------------------
ASSETS
Cash and due from banks                                        $   20,342,831   $   19,769,712
Interest bearing deposits with other banks                            730,571        1,365,649
Federal Funds Sold                                                 14,200,000        2,300,000
Investment securities available for sale, at fair value           161,686,609      162,276,305
Loans, net of allowance for loan losses of
 $4,401,715 in 2003 and $4,222,342 in 2002                        324,069,956      303,952,527
Premises and equipment, net                                         9,727,497        9,399,942
Other real estate owned, net                                          881,960        1,286,409
Accrued interest receivable                                         4,351,078        4,111,199
Cash value of life insurance                                        3,236,695        3,162,848
Intangible Assets (net)                                             6,793,607        6,813,774
Other assets                                                        3,396,398        4,011,753
                                                               -------------------------------
TOTAL ASSETS                                                   $  549,417,202   $  518,450,118
                                                               ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand                                     $   70,606,029   $   59,761,550
Interest-bearing NOW and money market accounts                    135,745,512      122,717,966
Savings deposits                                                   33,911,932       33,216,006
Certificates of deposit                                           223,507,592      217,072,653
                                                               -------------------------------
Total deposits                                                    463,771,065      432,768,175

Accrued interest payable                                              870,511          955,720
Federal Home Loan Bank advances                                    24,368,275       24,606,135
Directors deferred compensation payable                             1,194,855        1,182,406
Other liabilities                                                   3,431,510        3,779,163
                                                               -------------------------------

Total liabilities                                                 493,636,216      463,291,599

Minority interest in consolidated subsidiary                        1,346,706        1,375,960

STOCKHOLDERS' EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized,
 4,974,578 shares outstanding at March 31, 2003 and
 at December 31, 2002                                                 994,916          994,916

Additional paid-in capital                                          2,899,331        2,899,331
Retained earnings                                                  47,780,349       46,956,638
Accumulated other comprehensive income, net of
 deferred tax liability of $1,421,655 in 2003 and
 $1,549,508 in 2002                                                 2,759,684        2,931,674
                                                               -------------------------------

Total stockholders' equity                                         54,434,280       53,782,559
                                                               -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  549,417,202   $  518,450,118
                                                               ===============================


                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     For the three months
                                                                        ended March 31,
                                                                    2003             2002
                                                               -------------------------------
INTEREST INCOME:
Loan income including fees                                     $    5,826,158   $    5,322,589
Investment securities                                               1,498,012        1,628,183
Other interest                                                         15,330           79,697
                                                               -------------------------------

Total interest income                                               7,339,500        7,030,469

INTEREST EXPENSE:
Deposits                                                            1,847,829        2,271,307
Other borrowed funds                                                  326,496          194,288
                                                               -------------------------------

Total interest expense                                              2,174,325        2,465,595
                                                               -------------------------------

NET INTEREST INCOME                                                 5,165,175        4,564,874

PROVISION FOR LOAN LOSSES                                             375,000          234,496
                                                               -------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                          4,790,175        4,330,378

OTHER INCOME:
Service charges on deposit accounts                                   770,637          705,246
Other service charges and fees                                        170,026          132,909
Other income                                                          164,287          167,978
                                                               -------------------------------

Total other income                                                  1,104,950        1,006,133

OTHER EXPENSES:
Salaries and employee benefits                                      1,931,828        1,673,033
Occupancy expense                                                     690,865          436,425
Other operating expense                                             1,040,833          884,395
Earnings applicable to minority interest                               39,293           48,381
                                                               -------------------------------

Total other expenses                                                3,702,819        3,042,234
                                                               -------------------------------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                                                   2,192,306        2,294,277

PROVISION FOR INCOME TAXES                                            672,717          748,919
                                                               -------------------------------

NET INCOME                                                     $    1,519,589   $    1,545,358
                                                               ===============================
NET INCOME PER SHARE
   -Basic                                                      $         0.31   $         0.31
                                                               ===============================

   -Diluted                                                    $         0.30   $         0.31
                                                               ===============================

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     For the three months
                                                                        ended March 31,
                                                                    2003             2002
                                                               -------------------------------
Net income                                                     $    1,519,589   $    1,545,358

Other comprehensive income (Loss), net of tax

   Unrealized holding gains (losses)                                 (171,990)        (179,181)

   Reclassification adjustment for (gains)
    losses included in net income                                           0                0

      Total other comprehensive income (Loss)                        (171,990)        (179,181)
                                                               -------------------------------

Comprehensive income                                           $    1,347,599   $    1,366,177
                                                               ===============================

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the three months
                                                                        ended March 31,
                                                                    2003             2002
                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities                      $    2,055,125   $    1,722,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale          17,478,192       11,723,006
Proceeds from sale of investment securities                                 0                0
Purchases of investment securities                                -17,033,770      -17,320,395
Purchases of bank premises and equipment                             -567,555          -44,924
Decrease in interest bearing deposits with other  banks               635,078       -5,183,606
Net (increase) decrease in federal funds sold                     -11,900,000       -2,600,000
Net increase in loans                                             -20,296,802       -8,916,515

Net Cash Used by Investing Activities                             -31,684,857      -22,342,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                31,002,890       31,783,417
Net increase (decrease) in ABE loans                                  134,262           61,639
Increase in FHLB advances                                            -237,860         -226,416
Payment of dividends                                                 -696,441         -595,575

Net Cash Provided by Financing Activities                          30,202,851       31,023,065

Net Increase (Decrease) in Cash and Due from Banks                    573,119       10,402,794

Cash and Due From Banks, beginning of year                         19,769,712       12,713,482

Cash and Due from Banks, end of period                             20,342,831       23,116,276

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2003

1. These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

        The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.52% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as "the Corporation"). All significant intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 31, 2003.

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

        The follow is a summary of the assets and liabilities acquired:

                                                        (000's omitted)
            Cash                                       $         2,880

            Investments                                         50,620

            Loans                                               15,019

            Bank Premises and other assets                       3,137

            Deposits                                           (57,939)

            Other Liabilities                                   (5,848)
                                                       ---------------

            Net Assets Acquired                                  7,869

            Goodwill and other intangible assets                 4,415
                                                       ---------------

            Purchase Price                             $        12,284
                                                       ===============

        The Corporation has completed its evaluation of the assets and liabilities acquired and has allocated $1,846,909 of the $4,414,509 total intangible asset to core deposit intangibles and the remaining $2,567,600 to goodwill. The core deposit intangible is to be amortized at the rate of $15,391 per month until fully amortized, representing an estimated economic life of 10 years. The amount of core deposit amortization expense related to the Louisville purchase was $46,173 year to date at March 31, 2003. The operations of CB&T Capital Corporation are included in the consolidated financial statements since the acquisition date. The pro forma effect, had the acquisition occurred on January 1, 2002, is not significant to the operation of the Corporation.

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

        Total amortization expense related to the core deposit intangible assets for the period ended March 31, 2003 was $134,376.

4. In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2003, the Corporation had entered into commitments with certain customers that had an unused balance of $24,942,495 compared to $29,079,857 unused at December 31, 2002. There were $479,850 of letters of credit outstanding at March 31, 2003 and December 31, 2002.

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

                                                    March 31,        March 31,
                                                      2003             2002
                                                 -------------------------------
Basic weighted average
 shares outstanding                                   4,974,578        4,963,028
Dilutive effect of granted options                       28,797           32,007
                                                 -------------------------------

Diluted weighted average
 shares outstanding                                   5,003,375        4,995,035

Net income                                       $    1,519,589   $    1,545,358
Net income per share-basic                       $         0.31   $         0.31
Net income per share-diluted                     $         0.30   $         0.31

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

7. At March 31, 2003, the Corporation had two stock-based compensation plans, which are the 1999 Employees' Long-Term Incentive Plan and the 1999 Directors' Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 , "Accounting for Stock-Based Compensation," for the three months ended March 31, 2003 and 2002.

                                                                      Three months ended
                                                                           March 31,
                                                                    2003             2002
                                                               -------------------------------
Net income, as reported                                        $    1,519,589   $    1,545,358
Deduct: Stock based employee compensation
 expense determined under fair value based

 method for all awards, net of related tax effects                    (59,200)         (60,085)
                                                               -------------------------------

Pro forma net income                                           $    1,460,389   $    1,485,273
                                                               ===============================

Basic earnings per share:                  As reported         $         0.31   $         0.31
                                           Pro forma                     0.29             0.30

Diluted earnings per share:                As reported                   0.30             0.31
                                           Pro forma                     0.29             0.30

8. In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement was adopted by the Corporation effective January 1, 2003 and has had no material impact on the financial position or results of the operations of the Corporation.

        In October 2002, the FASB issued Standard No. 147 related to Acquisitions of Certain Financial Institutions. The standard clarifies the requirements of Standards No. 141 and 142 as they relate to business combinations between financial institutions and makes the provisions of Standard No. 144 applicable to long-term customer relationship intangible assets. The standard is effective for transactions on or after October 1, 2002. Adopting the standard by the Corporation did not have a material effect on the Corporation's financial statements.

        In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies the requirement of the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were adopted by the Corporation effective January 1, 2003. The adoption of FIN No. 45 should have no material impact on the financial statements of the Corporation.

                     CITIZENS HOLDING COMPANY AND SUBSIDIARY
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.52% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the "Corporation").

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at March 31, 2003 was 72.73%, at December 31, 2002 was 75.24% and at March 31, 2002 was 53.40%. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation's current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $140,424,653 at March 31, 2003. At March 31, 2003, the Corporation had unused and available $38,500,000 of its federal funds line of credit and $116,056,378 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation's equity capital was $54,434,280 at March 31, 2003. The main source of capital for the Corporation has been the retention of net income.

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

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,028 and increased the authorized shares from 15,000,000 to 22,500,000. In December 2002, certain employees exercised stock options for 11,550 shares that brought the number of outstanding shares to 4,974,578. Cash dividends in the amount of $696,441 or $0.14 per share were paid year to date March 31, 2003.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2003, the Corporation meets all capital adequacy requirements to which it is subject.

                                                                                                  To Be        Well
                                                                                              Capitalized      Under
                                                                     For         Capital         prompt      Corrective
                                            Actual                Adequacy      Purposes         Actions     Provisions
                                 ---------------------------------------------------------------------------------------
                                     Amount         Ratio          Amount         Ratio          Amount          Ratio
                                 ---------------------------------------------------------------------------------------
As of March 31, 2003

Total Capital                    $ 48,998,480          14.89%   $ 26,329,210         >8.00%   $ 32,911,512        >10.00%
 (to Risk-Weighted Assets)

Tier 1 Capital                     44,880,988          13.64%     13,164,605         >4.00%     19,746,907         >6.00%
 (to Risk-Weighted Assets)

Tier 1 Capital                     44,880,988           8.57%     20,937,973         >4.00%     26,172,466         >5.00%
 (to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

                                                                     For the three months
                                                                        ended March 31,
                                                                    2003             2002
                                                               --------------   --------------

Interest Income, including fees                                $    7,339,500   $    7,030,469
Interest Expense                                                    2,174,325        2,465,595
                                                               --------------   --------------

Net Interest Income                                                 5,165,175        4,564,874
Provision for Loan Losses                                             375,000          234,496

Net Interest Income after
 Provision for Loan Losses                                          4,790,175        4,330,378
Other Income                                                        1,104,950        1,006,133
Other Expense                                                       3,702,819        3,042,234
                                                               --------------   --------------
Income before Provision For
 Income Taxes                                                       2,192,306        2,294,277
Provision for Income Taxes                                            672,717          748,919
                                                               --------------   --------------

Net Income                                                     $    1,519,589   $    1,545,358
                                                               ==============   ==============

Net Income Per share - Basic                                   $         0.31   $         0.31
                                                               ==============   ==============

Net Income Per Share-Diluted                                   $         0.30   $         0.31
                                                               ==============   ==============

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 11.03% for the three months ended March 31, 2003, and 12.79% for the three months ended March 31, 2002.

The book value per share increased to $10.94 at March 31, 2003 compared to $10.81 at December 31, 2002. This increase is due to earnings exceeding dividends paid during this period. Average assets for the three months ended March 31, 2003, were $530,178,666 compared to $491,832,644 for the year ended December 31, 2002, and average equity increased to $55,106,821 for the three months ended March 31, 2003, from $51,303,506 for the year ended December 31, 2002.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.48% for the three months ended March 31, 2003, compared to an annualized net interest margin of 4.61% for the three months ended March 31, 2002. Earnings assets averaged $477,462,172 for the three months ended March 31, 2003. This represented an increase of $70,558,706, or 17.3%, over average earning assets of $406,903,466 for the three months ended March 31, 2002. The increase in average earning assets results from the May 2002 CB&T Capital Corporation acquisition and normal bank growth.

Net interest income was $5,165,175 for the three month period in 2003, an increase of $600,301 over the same period in 2002. An increase in loan volume and investments in this period contributed to this increase. A lower cost of deposits and other borrowed funds during 2003 over the same period in 2002 also contributed to the increase in Net Interest Income. Income from investment securities increased in the three month period in 2003 as a result of both an increase in the principal balance of investment securities and a shift in the mix of investments from lower yielding U.S. Treasury Securities into higher yield mortgage backed products.

Other interest income decreased in the three month period ended March 31, 2003 compared to the same period in 2002 due to a decrease in the interest rates on Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

                                  For the Three Months Ended March 31,

                                     2003                       2002
                          -----------------------------------------------------
Interest and Fees                   $      5,826,158           $      5,322,589
Average Loans                            321,257,260                265,479,157
Annualized Yield                                7.25%                      8.02%

The decrease in rates in the three month period ended March 31, 2003 reflects the decrease in all loan rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation's allowance for loan losses for the dates indicated:

                                 Quarter Ended     Year to Date      Amount of        Percent of
                                    March 31,      December 31,       Increase         Increase
                                      2003             2002          (Decrease)       (Decrease)
                                 -----------------------------------------------------------------
BALANCES:
Gross Loans                      $  330,770,346   $  310,581,493   $   20,188,853             6.50%
Allowance for Loan Losses             4,401,715        4,222,342          179,373             4.25%
Nonaccrual Loans                        414,317          357,640           56,677            15.85%
Ratios:
Allowance for loan losses to
      gross loans                          1.33%            1.36%
Net loans charged off to
      allowance for loan losses            4.44%           41.62%

The provision for loan losses for the three months ended March 31, 2003 was $375,000, an increase of $140,504 or 59.9% over the $234,496 for the same period in 2002. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods and to cover the increases in the loan portfolio. The allowance for loan losses was increased $847,341 as a result of the acquisition of Citizens Bank & Trust Company in the second quarter of 2002. This addition to the allowance for loan losses was made to reflect estimated loan losses as of the acquisition date.

For the three months ended March 31, 2003, net loan losses charged to allowance for loan losses totaled $195,626, a decrease of $38,870 over the same period in 2002.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last three months that have not been charged off. Management also believes that the Corporation's allowance will be adequate to absorb probable losses inherent in the Corporation's loan portfolio. However, in light of overall economic conditions in the Corporation's geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended March 31, 2003 increased $98,817 or 9.8% over the same period in 2002. The increase was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three ended March 31, 2003 were $3,702,819 compared to the $3,042,234 for the three months ended March 31, 2002 for an increase of $660,585. Salaries and benefits increased to $1,931,828 for the three months in 2003 from $1,673,033 for the same period in 2002, an increase of $258,795 or 15.5%. Both the increase in Other Expenses as a whole, and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisition of Citizens Bank & Trust Company in May 2002 and internal growth of the deposit base. The Corporation's efficiency ratio for the period ended March 31, 2003 was 57.57% compared to 53.54% for the same period in 2002.

BALANCE SHEET ANALYSIS

                                                                     Amount of        Percent of
                                    March 31,      December 31,       Increase         Increase
                                      2003             2002          (Decrease)       (Decrease)
                                 -----------------------------------------------------------------
Cash and Cash Equivalents        $   21,073,402   $   21,135,361   $      -61,959            -0.29%
Investment Securities               161,686,609      162,276,305         -589,696            -0.36%
Loans, net                          324,069,956      303,952,527       20,117,429             6.62%
Total Assets                        549,417,202      518,450,118       30,967,084             5.97%

Total Deposits                      463,771,065      432,768,175       31,002,890             7.16%

Total Stockholders' Equity           54,434,280       53,782,559          651,721             1.21%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance for the first quarter of 2003 remained virtually the same as 2002 with only a slight decrease of $61,959.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments decreased $589,696 or .4% due to the use of matured and paid down securities to fund new loans.

LOANS

Loan demand in the Corporation's service area began to strengthen as net loans increased by $20,117,429 or 6.6% during the three month period ended March 31, 2003. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

                                  Quarter Ended    Year to Date       Amount of       Percent of
                                    March 31,      December 31,       Increase        Increase
                                      2003             2002          (Decrease)       (Decrease)
                                 -----------------------------------------------------------------
Noninterest-bearing Deposits     $   70,606,029   $   59,761,550   $   10,844,479            18.15%
Interest-bearing Deposits           135,745,512      122,717,966       13,027,546            10.62%
Savings                              33,911,932       33,216,006          695,926             2.10%
Certificates of Deposit             223,507,592      217,072,653        6,434,939             2.96%
                                 --------------   --------------   --------------   --------------

Total Deposits                   $  463,771,065   $  432,768,175   $   31,002,890             7.16%
                                 ==============   ==============   ==============   ==============

The increase is the result of normal deposit growth. Normal deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation's repricing opportunities indicates a negative gap position over the next three- and twelve-month periods which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Interest rates remained stable during the quarter ended March 31, 2003. The Corporation's interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

There have been no material change in the Corporation's market risk since the end of the last fiscal year end of December 31, 2002.

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

                          PART II. - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
             2     Agreement and Plan of Share Exchange                     *
             3(i)  Amended Articles of Incorporation of the Corporation     **
             3(ii) Amended and Restated Bylaws of the Corporation           ***
             4     Rights Agreement between Citizens Holding Company        ****
                   and The Citizens Bank of Philadelphia, Mississippi
             99(a) Section 906 Certification of Chief Executive Officer
             99(b) Section 906 Certification of Chief Financial Officer

* Filed as an exhibit to the Form 10-Q of the Corporation filed on August 14, 2002 and incorporated herein by reference.
** Filed as an exhibit to the Form 10-K of the Corporation filed on March 31, 2003 and incorporated herein by reference.
*** Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.
**** Filed as an exhibit to the Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

  (b) Reports on Form 8-K.

      The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

            On January 28, 2003, the Corporation filed on Form 8-K under Item 7(a) and Item 9 a press release announcing the financial results of the Corporation for the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CITIZENS HOLDING COMPANY

         BY:   /s/ Greg L. McKee                  BY:   /s/ Robert T. Smith
            ------------------------                 ------------------------
               Greg L. McKee                            Robert T. Smith
               President and Chief                      Treasurer and Chief
               Executive Officer                        Financial Officer

         DATE: May 12, 2003                       DATE: May 12, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Greg L. McKee, President and Chief Executive Officer, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        Date:  May 12, 2003

               /s/ Greg L. McKee
        ---------------------------
        Greg L. McKee
        President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert T. Smith, Treasurer and Chief Financial Officer, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        Date:  May 12, 2003

          /s/ Robert T. Smith
        -----------------------
        Robert T. Smith
        Treasurer and Chief Financial Officer