Form 10-Q
period 2003-06-30
CITIZENS HOLDING CO /MS/
filed 2003-08-14
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-25221

CITIZENS HOLDING COMPANY

(exact name of registrant as specified in its charter)

MISSISSIPPI	64-0666512
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 601-656-4692

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2003.

Title	Outstanding
Common Stock, $.20 par value	4,974,578

CITIZENS HOLDING COMPANY

SECOND QUARTER 2003 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$17,724,558	$19,769,712
Interest bearing deposits with other banks	407,583	1,365,649
Federal Funds Sold	0	2,300,000
Investment securities available for sale, at fair value	176,965,280	162,276,305
Loans, net of allowance for loan losses of $4,518,332 in 2003 and $4,222,342 in 2002	333,346,248	303,952,527
Premises and equipment, net	9,737,774	9,399,942
Other real estate owned, net	1,054,094	1,286,409
Accrued interest receivable	4,373,491	4,111,199
Cash value of life insurance	3,310,541	3,162,848
Intangible Assets	6,659,232	6,813,774
Other assets	3,407,926	4,011,753

TOTAL ASSETS	$556,986,727	$518,450,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand	$64,953,169	$59,761,550
Interest-bearing NOW and money market accounts	131,220,518	122,717,966
Savings deposits	35,585,977	33,216,006
Certificates of deposit	223,529,030	217,072,653

Total deposits	455,288,694	432,768,175

Accrued interest payable	823,051	955,720
Federal Home Loan Bank advances	34,127,465	24,606,135
Federal Funds Purchased	4,900,000	0

Directors deferred compensation payable	1,187,116	1,182,406
Other liabilities	3,609,192	3,779,163

Total liabilities	499,935,518	463,291,599

Minority interest in consolidated subsidiary	1,378,171	1,375,960

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, and 4,974,578 shares outstanding at June 30, 2003, and at December 31, 2002	994,916	994,916

Additional paid-in capital	2,899,331	2,899,331
Retained earnings	48,855,590	46,956,638
Unrealized gain on securities available for sale, net of deferred tax liability of $1,526,516 in 2003 and $1,549,508 in 2002	2,923,201	2,931,674

Total stockholders’ equity	55,673,038	53,782,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,986,727	$518,450,118

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loan income including fees	$5,922,331	$5,671,767	$11,748,489	$10,994,356
Investment securities	1,475,059	1,840,316	2,973,071	3,468,499
Other interest	9,032	61,197	24,362	140,894

Total interest income	7,406,422	7,573,280	14,745,922	14,603,749

INTEREST EXPENSE:
Deposits	1,739,789	2,163,111	3,587,618	4,434,418
Other borrowed funds	336,114	215,805	662,610	410,093

Total interest expense	2,075,903	2,378,916	4,250,228	4,844,511

NET INTEREST INCOME	5,330,519	5,194,364	10,495,694	9,759,238

PROVISION FOR LOAN LOSSES	375,000	435,318	750,000	669,814

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,955,519	4,759,046	9,745,694	9,089,424

OTHER INCOME:
Service charges on deposit accounts	787,084	778,953	1,557,721	1,484,199
Other service charges and fees	143,598	116,308	313,624	249,217
Other income	422,507	147,931	586,794	315,909

Total other income	1,353,189	1,043,192	2,458,139	2,049,325

OTHER EXPENSES:
Salaries and employee benefits	1,959,324	1,803,864	3,891,152	3,476,897
Occupancy expense	663,444	481,095	1,354,309	917,520
Other operating expense	1,015,257	1,036,460	2,056,090	1,920,855
Earnings applicable to minority interest	44,469	43,541	83,762	91,922

Total other expenses	3,682,494	3,364,960	7,385,313	6,407,194

INCOME BEFORE PROVISION FOR INCOME TAXES	2,626,214	2,437,278	4,818,520	4,731,555

PROVISION FOR INCOME TAXES	854,534	775,285	1,527,251	1,524,204

NET INCOME	$1,771,680	$1,661,993	$3,291,269	$3,207,351

NET INCOME PER SHARE
—Basic	$0.36	$0.33	$0.66	$0.65

—Diluted	$0.35	$0.33	$0.66	$0.64

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,771,680	$1,661,993	$3,291,269	$3,207,351

Other comprehensive income, net of tax

Unrealized holding gains (losses)	363,666	2,015,571	191,676	1,836,390

Less reclassification adjustment for gains (losses) included in net income	200,149	22,780	200,149	22,780

Total other comprehensive income	163,517	1,992,791	-8,473	1,813,610

Comprehensive income	$1,935,197	$3,654,784	$3,282,796	$5,020,961

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities	$4,726,127	$5,154,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	33,779,260	32,917,639
Proceeds from sale of investment securities	21,747,968	25,744,965
Purchases of investment securities	-70,853,082	-112,128,296
Purchases of bank premises and equipment	-831,832	-2,789,041
Decrease in interest bearing deposits with other banks	958,066	5,397,193
Net (increase) decrease in federal funds sold	2,300,000	5,275,000
Premium paid on Bank purchase	0	-3,955,920
Net (increase) decrease in loans	-29,393,721	-31,782,354

Net Cash Used by Investing Activities	-42,293,341	-81,320,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	22,520,519	73,413,655
Net increase (decrease) in ABE loans	-26,907	413,834
Increase (decrease) in FHLB advances	9,521,330	4,544,360
Increase in federal funds purchased	4,900,000	5,000,000
Payment of dividends	-1,392,882	-1,191,127

Net Cash Provided by Financing Activities	35,522,060	82,180,722

Net Increase (Decrease) in Cash and Due from Banks	-2,045,154	6,014,325

Cash and Due From Banks, beginning of year	19,769,712	12,713,482

Cash and Due from Banks, end of period	17,724,558	18,727,807

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2003

1.	These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.52% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report filed March 31, 2003.

Investment Securities—The Corporation classifies all of its securities as available-for-sale and carries them at fair value with unrealized gains or losses reported as a separate component of capital, net of any applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined on an identification basis. The Corporation does not have any securities classified as held for trading or held to maturity.

3.	In May 2002, the Corporation acquired CB&T Capital Corporation, a one-bank holding company, whose wholly-owned subsidiary was Citizens Bank & Trust Company in Louisville, MS. The acquisition was undertaken by the Corporation in order to gain entry into a geographic section of the state of Mississippi that is contiguous to the Corporation’s current markets and in which the Corporation had very little market presence. The purchase price of the net assets totaled approximately $12.3 million cash and was based on a multiple of approximately 1.505 times the book value, subject to certain adjustments, of the acquired company. The Corporation based its purchase price on several factors, including comparable transactions and management’s estimate of the value of entry into a strategically targeted geographic area.

The follow is a summary of the assets and liabilities acquired:

(000’s omitted)
Cash	$2,880
Investments	50,620
Loans	15,019
Bank Premises and other assets	3,137
Deposits	(57,939)
Other Liabilities	(5,848)

Net Assets Acquired	7,869
Goodwill and other intangible assets	4,415

Purchase Price	$12,284

The Corporation has completed its evaluation of the assets and liabilities acquired and has allocated $1,846,909 of the $4,414,509 total intangible asset to core deposit intangibles and the remaining $2,567,600 to goodwill. The core deposit intangible is to be amortized at the rate of $15,391 per month until fully amortized, representing an estimated economic life of 10 years. The amount of core deposit amortization expense related to the Louisville purchase was $92,346 year to date at June 30, 2003. The operations of CB&T Capital Corporation are included in the consolidated financial statements since the acquisition date.

Total amortization expense related to the core deposit intangible assets for the period ended June 30, 2003 and 2002 was $268,751 and $176,406, respectively.

4.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2003, the Corporation had entered into commitments with certain customers that had an unused balance of $28,038,071 compared to $29,079,857 unused at December 31, 2002. There were $1,230,821 of letters of credit outstanding at June 30, 2003 and $479,850 at December 31, 2002.

5.	Net income per share—Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,771,683	$1,661,994	$3,291,271	$3,207,352
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	106,642	65,214	106,642	65,214

Pro forma net income	$1,665,041	$1,596,780	$3,184,629	$3,142,138

Basic earnings per share: As reported	$0.36	$0.33	$0.66	$0.65
Pro forma	$0.33	$0.32	$0.64	$0.63

Diluted earnings per share: As reported	$0.35	$0.33	$0.66	$0.64
Pro forma	$0.33	$0.32	$0.64	$0.63

6.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and the provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

7.	At June 30, 2003, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	1,771,683	1,661,994	3,291,271	3,207,352
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	106,642	65,214	106,642	65,214

Pro forma net income	1,665,041	1,596,780	3,184,629	3,142,138

Basic earnings per share: As reported	0.36	0.33	0.66	0.65
Pro forma	0.33	0.32	0.64	0.63

Diluted earnings per share: As reported	0.35	0.33	0.66	0.64
Pro forma	0.33	0.32	0.64	0.63

8.	In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement was adopted by the Corporation effective January 1, 2003 and has had no material impact on the financial position or results of the operations of the Corporation.

In October 2002, the FASB issued Standard No. 147 related to Acquisitions of Certain Financial Institutions. The standard clarifies the requirements of Standards No. 141 and 142 as they relate to business combinations between financial institutions and makes the provisions of Standard No. 144 applicable to long-term customer relationship intangible assets. The standard is effective for transactions on or after October 1, 2002. Adopting the standard by the Corporation did not have a material effect on the Corporation’s financial statements.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies the requirement of the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were adopted by the Corporation effective January 1, 2003. The adoption of FIN No. 45 did not have any material impact on the financial statements of the Corporation.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.52% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at June 30, 2003 was 67.18%, at December 31, 2002 was 75.24% and at June 30, 2002 was 48.10%. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $38,500,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $140,424,653 at June 30, 2003. At June 30, 2003, the Corporation had unused and available $33,600,000 of its federal funds line of credit and $106,297,188 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $55,673,038 at June 30, 2003. The main source of capital for the Corporation has been the retention of net income.

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,028 and increased the authorized shares from 15,000,000 to 22,500,000. In December 2002, certain employees exercised stock options for 11,550 shares that brought the number of outstanding shares to 4,974,578. Cash dividends in the amount of $1,392,882 or $0.28 per share were paid during the period January 1, 2003 to June 30, 2003.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital

(primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2003, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003

Total Capital (to Risk-Weighted Assets)	$51,678,969	15.36%	$26,920,576	>8.00%	$33,650,721	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	47,468,777	14.11%	13,460,288	>4.00%	20,190,432	>6.00%

Tier 1 Capital ( to Average Assets)	47,468,777	8.81%	21,554,759	>4.00%	26,943,448	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income, including fees	$7,406,422	$7,573,280	$14,745,922	$14,603,749
Interest Expense	2,075,903	2,378,916	4,250,228	4,844,511

Net Interest Income	5,330,519	5,194,364	10,495,694	9,759,238
Provision for Loan Losses	375,000	435,318	750,000	669,814

Net Interest Income after Provision for Loan Losses	4,955,519	4,759,046	9,745,694	9,089,424
Other Income	1,353,189	1,043,192	2,458,139	2,049,325
Other Expense	3,682,494	3,364,960	7,385,313	6,407,194

Income before Provision For Income Taxes	2,626,214	2,437,278	4,818,520	4,731,555
Provision for Income Taxes	854,534	775,285	1,527,251	1,524,204

Net Income	$1,771,680	$1,661,993	$3,291,269	$3,207,351

Net Income Per Share—Basic	$0.36	$0.33	$0.66	$0.65

Net Income Per Share-Diluted	$0.35	$0.33	$0.66	$0.64

Net Income Per Share—Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share—Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.67% and 11.86% for the three and six months ended June 30, 2003, and 13.63% and 13.21% for the three and six months ended June 30, 2002.

The book value per share increased to $11.19 at June 30, 2003 compared to $10.81 at December 31, 2002. This increase is due to earnings exceeding dividends paid during this period. Average assets for the six months ended June 30, 2003, were $537,938,397 compared to $491,832,644 for the year ended December 31, 2002, and average equity increased to $55,522,584 for the six months ended June 30, 2003, from $51,303,506 for the year ended December 31, 2002. The increase in average assets is due to the expansion of the Corporation’s business as a result of the acquisition of Citizens Bank & Trust Company in May 2002.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.43% and 4.46% for the three and six months ended June 30, 2003, compared to an annualized net interest margin of 4.79% and 4.71% for the three and six months ended June 30, 2002. This slight decline in net interest margin can be attributed to continued declines in market interest rates and the ongoing re-pricing of investments, loans and deposits. Earning assets averaged $490,570,885 for the six months ended June 30, 2003. This represented an increase of $62,271,588, or 14.7%, over average earning assets of $425,058,413 for the six months ended June 30, 2002. The increase in average earning assets results from the May 2002 CB&T Capital Corporation acquisition and normal bank growth.

Net interest income was $5,330,519 and $10,495,694 for the three and six month periods in 2003, an increase of $136,155 and $736,456 respectively over the same periods in 2002. An increase in loan volume and investments in the first half of 2003 contributed to this increase. A lower cost of deposits and other borrowed funds during 2003 over the same period in 2002 also contributed to the increase in Net Interest Income. Income from investment securities increased in the first half of 2003 as a result of both an increase in the principal balance of investment securities and a shift in the mix of investments from lower yielding U. S. Treasury Securities into higher yield mortgage backed products.

Other interest income decreased in the three and six month periods ended June 30, 2003 compared to the same period in 2002 due to a decrease in the interest rates on Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest and Fees	$5,922,331	$5,671,767	$11,748,489	$10,994,356
Average Loans, Net of Unearned	327,304,186	287,872,919	322,032,539	276,737,899
Annualized Yield	7.24%	7.88%	7.30%	7.95%

The decrease in rates in the three and six month periods ended June 30, 2003 reflects the decrease in all loan rates for both new and refinanced loans in the period.

CREDIT LOSS EXPERIENCE

As a natural corollary to the Corporation’s lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Corporation attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Corporation’s management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation’s Board of Directors.

The Corporation charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry. The principal amount of any loan which is declared a loss is charged against the Corporation’s allowance for loan losses.

The Corporation’s allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The amount of the allowance is determined by management of the Corporation. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	June 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$340,122,945	$310,581,493	$29,541,452	9.51%
Allowance for Loan Losses	4,518,332	4,222,342	295,990	7.01%
Nonaccrual Loans	653,723	357,640	296,083	82.79%
Ratios:
Allowance for loan losses to gross loans	1.33%	1.36%
Net loans charged off to allowance for loan losses	10.05%	41.62%

The provision for loan losses for the three months ended June 30, 2003 was $375,000, a decrease of $60,318 or 13.9% when compared to the $435,318 for the same period in 2002. The provision for the six months ended June 30, 2003 was $750,000, an increase of $80,186 or 12.0% over the $669,814 for the six months ended June 30, 2002. The increase in the provision for the six months ended June 30, 2003 was made to bring the allowance back to the desired level after the net charge-offs for these periods and to cover the volume increases in the loan portfolio. The allowance for loan losses was increased $847,341 as a result of the acquisition of Citizens Bank & Trust Company in the second quarter of 2002. This addition to the allowance for loan losses was made to reflect estimated loan losses as of the acquisition date.

For the three months ended June 30, 2003, net loan losses charged to allowance for loan losses totaled $258,384, a decrease of $176,954 over the same period in 2002. For the six months ended June 30, 2003, net loan losses charged to the allowance for loan losses totaled $454,010, a decrease of $215,804 over the same period in 2002.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last three months that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Other operating income for the three months ended June 30, 2003 increased $309,997 or 29.7% over the same period in 2002 and for the six months ended June 30, 2003, increased $408,814 or 19.9% over the same period in 2002. The increase in both periods was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income. Net gains on the sale of securities during the three and six months ended June 30, 2003 totaled $200,149 compared to $22,780 during the three and six month periods ended June 30, 2002. These securities were sold as a strategy to increase the yields on the security portfolio.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and six months ended June 30, 2003 were $3,682,494 and $7,385,313 compared to the $3,364,960 and $6,407,194 for the three and six months ended June 30, 2002 for an increase of $317,534 and $978,119 respectively. Salaries and benefits increased to $1,959,324 and $3,891,152 for the three and six month periods in 2003 from $1,803,864 and $3,476,897 for the same periods in 2002, an increase of $155,460 or 8.6% and $414,255 or 11.9% respectively. Both the increase in Other Expenses as a whole, and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisition of Citizens Bank & Trust Company in May 2002 and internal growth of the deposit base. The Corporation’s efficiency ratio for the three and six month periods ended June 30, 2003 was 53.69% and 55.57% compared to 52.86% and 53.18% for the same periods in 2002.

BALANCE SHEET ANALYSIS

	June 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$18,132,141	$21,135,361	$-3,003,220	-14.21%
Investment Securities	176,965,280	162,276,305	14,688,975	9.05%
Loans, net	333,346,248	303,952,527	29,393,721	9.67%
Total Assets	556,986,727	518,450,118	38,536,609	7.43%

Total Deposits	455,288,694	432,768,175	22,520,519	5.20%

Total Stockholders’ Equity	55,673,038	53,782,559	1,890,479	3.52%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance as of June 30, 2003 decreased $3,003,220 or 14.2% from December 31, 2002. Improved collection of outgoing cash letters caused the due from bank balances to be lower this quarter.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $14,688,975 or 9.1% as of June 30, 2003 compared to December 31, 2002.

LOANS

Loan demand in the Corporation’s service area began to strengthen as net loans increased by $29,393,721 or 9.7% during the six month period ended June 30, 2003. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	June 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninteresting-bearing Deposits	$64,953,169	$59,761,550	$5,191,619	8.69%
Interest-bearing Deposits	131,220,518	122,717,966	8,502,552	6.93%
Savings	35,585,977	33,216,006	2,369,971	7.14%
Certificates of Deposit	223,529,030	217,072,653	6,456,377	2.97%

Total Deposits	$455,288,694	$432,768,175	$22,520,519	5.20%

The increase is the result of normal deposit growth. Normal deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of the Private Securities Litigation Reform Act of 1995 which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Notes to Consolidated Financial Statements” and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods, which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Interest rates remained stable during the quarter ended June 30, 2003. The Corporation’s interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s disclosure of quantitative and qualitative disclosures about market risk as of June 30, 2003 from that presented in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2002. For additional information concerning the Corporation’s quantitative and qualitative disclosures about market risk, see our annual report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There has been no change in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 22, 2003 at 3:30 p.m. at the Main Office of The Citizens Bank of Philadelphia, 521 Main Street, Philadelphia, Mississippi. At this meeting there were 4,053,654 shares or 81.5% of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting.

The shareholders considered and voted upon a proposal to set the number of directors to serve on the Board of Directors at twelve members. The shareholders of the Corporation adopted this proposal by a vote of 4,030,630 for the proposal, 6,679 shares against the proposal with 16,345 abstentions or broker non-votes.

An election was held to elect four Class I directors to a three-year term expiring in 2006. The votes for each nominee were:

	Shares Voted For	Shares Withheld
Don L. Fulton	4,050,677	2,977
Donald L Kilgore	4,053,654	0
Herbert A. King	4,053,654	0
David P. Webb	4,051,772	1,882

The shareholders considered and voted upon a proposal to ratify the Horne CPA Group as the Corporation’s independent auditors for the fiscal year ending December 31, 2003. The shareholders of the Corporation adopted this proposal by a vote of 4,048,795 affirmative votes to 4,859 votes against with no abstentions or broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2	Agreement and Plan of Share Exchange	*
3(i)	Amended Articles of Incorporation of the Corporation	**
3(ii)	Amended and Restated Bylaws of the Corporation	***
4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	****
31(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of

Sarbanes-Oxley Act of 2002.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Form 10-Q of the Corporation filed on August 14, 2002 and incorporated herein by reference.
**	Filed as an exhibit to the Form 10-K of the Corporation filed on March 31, 2003 and incorporated herein by reference.
***	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.
****	Filed as an exhibit to the Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

(b)	Reports on Form 8-K.

The following report on form 8-K was filed by the Corporation during the quarterly period covered by this Form 10-Q:

On April 24, 2003, the Corporation furnished on Form 8-K under Item 7(a), Item 9 and Item 12 a press release announcing the financial results of the Corporation for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ GREG L. MCKEE	BY:	/s/ ROBERT T. SMITH
	Greg L. McKee President and Chief Executive Officer		Robert T. Smith Treasurer and Chief Financial Officer

DATE:	August 12, 2003	DATE:	August 12, 2003