Form 10-Q
period 2003-09-30
CITIZENS HOLDING CO /MS/
filed 2003-11-13
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 10, 2003.

Title	Outstanding
Common Stock, $.20 par value	4,975,578

CITIZENS HOLDING COMPANY

THIRD QUARTER 2003 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$16,885,092	$19,769,712
Interest bearing deposits with other banks	3,988,025	1,365,649
Federal Funds Sold	9,400,000	2,300,000
Investment securities available for sale, at fair value	171,520,559	162,276,305
Loans, net of allowance for loan losses of $4,868,980 in 2003 and $4,222,342 in 2002	340,758,835	303,952,527
Premises and equipment, net	9,925,270	9,399,942
Other real estate owned, net	940,824	1,286,409
Accrued interest receivable	4,321,415	4,111,199
Cash value of life insurance	2,786,899	3,162,848
Intangible Assets	6,524,856	6,813,774
Other assets	4,845,680	4,011,753

TOTAL ASSETS	$571,897,455	$518,450,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing demand	$68,582,689	$59,761,550
Interest-bearing NOW and money market accounts	133,690,838	122,717,966
Savings deposits	36,513,611	33,216,006
Certificates of deposit	221,974,547	217,072,653

Total deposits	460,761,685	432,768,175

Accrued interest payable	699,889	955,720
Federal Home Loan Bank advances	48,883,668	24,606,135
Directors deferred compensation payable	1,851,148	1,182,406
Other liabilities	3,232,859	3,779,163

Total liabilities	515,429,249	463,291,599
Minority interest in consolidated subsidiary	1,363,913	1,375,960

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, and 4,974,578 shares outstanding at September 30, 2003, and at December 31, 2002	994,916	994,916

Additional paid-in capital	2,899,331	2,899,331
Retained earnings	50,072,145	46,956,638
Unrealized gain on securities available for sale, net of deferred tax liability of $586,171 in 2003 and $1,549,508 in 2002	1,137,901	2,931,674

Total stockholders’ equity	55,104,293	53,782,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571,897,455	$518,450,118

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loan income including fees	$5,941,778	$5,743,278	$17,690,267	$16,737,634
Investment securities	1,564,871	2,122,183	4,537,942	5,590,682
Other interest	3,998	25,466	28,360	166,360

Total interest income	7,510,647	7,890,927	22,256,569	22,494,676

INTEREST EXPENSE:
Deposits	1,572,462	2,216,672	5,160,080	6,651,090
Other borrowed funds	454,840	290,253	1,117,450	700,346

Total interest expense	2,027,302	2,506,925	6,277,530	7,351,436

NET INTEREST INCOME	5,483,345	5,384,002	15,979,039	15,143,240

PROVISION FOR LOAN LOSSES	717,400	336,791	1,467,400	1,006,605

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,765,945	5,047,211	14,511,639	14,136,635

OTHER INCOME:
Service charges on deposit accounts	858,633	748,765	2,416,354	2,232,964
Other service charges and fees	217,221	237,125	530,845	486,342
Other income	598,545	167,524	1,185,339	483,433

Total other income	1,674,399	1,153,414	4,132,538	3,202,739

OTHER EXPENSES:
Salaries and employee benefits	2,016,484	1,903,613	5,907,636	5,380,510
Occupancy expense	717,913	583,266	2,072,222	1,500,786
Other operating expense	1,038,874	1,190,342	3,094,964	3,111,197
Earnings applicable to minority interest	48,588	43,962	132,350	135,884

Total other expenses	3,821,859	3,721,183	11,207,172	10,128,377

INCOME BEFORE PROVISION FOR INCOME TAXES	2,618,485	2,479,442	7,437,005	7,210,997

PROVISION FOR INCOME TAXES	705,488	799,816	2,232,739	2,324,020

NET INCOME	$1,912,997	$1,679,626	$5,204,266	$4,886,977

NET INCOME PER SHARE
-Basic	$0.38	$0.34	$1.05	$0.98

-Diluted	$0.38	$0.34	$1.04	$0.98

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,912,997	$1,679,626	$5,204,266	$4,886,977

Other comprehensive income, net of tax

Unrealized holding gains (losses)	-1,514,282	1,208,241	-1,322,606	3,044,631

Less reclassification adjustment for gains (losses) included in net income	271,018	0	471,167	22,780

Total other comprehensive income	-1,785,300	1,208,241	-1,793,773	3,021,851

Comprehensive income	$127,697	$2,887,867	$3,410,493	$7,908,828

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Cash Provided by Operating Activities	$8,676,283	$4,544,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	52,797,166	61,752,758
Proceeds from sale of investment securities	35,061,984	25,744,965
Purchases of investment securities	-101,141,113	-83,017,228
Purchases of bank premises and equipment	-1,285,328	-1,699,000
Decrease in interest bearing deposits with other banks	-2,622,376	2,324,149
Net (increase) in federal funds sold	-7,100,000	-22,700,000
Cash paid on purchase of CB&T	0	-12,284,319
Cash acquired in purchase of CB&T	0	2,879,581
Net (increase) decrease in loans	-37,452,946	-20,416,732

Net Cash Used by Investing Activities	-61,742,613	-47,415,826

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,993,510	47,142,969
Net (decrease) in ABE loans	0	-342,605
Increase (decrease) in FHLB advances	24,277,533	5,212,292
Payment of dividends	-2,089,333	-1,885,951

Net Cash Provided by Financing Activities	50,181,710	50,126,705

Net Increase in Cash and Due from Banks	-2,884,620	7,254,922

Cash and Due From Banks, beginning of year	19,769,712	12,713,482

Cash and Due from Banks, end of period	16,885,092	19,968,404

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2003

1.	These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

The Corporation has completed its evaluation of the assets and liabilities acquired and has allocated $1,846,909 of the $4,414,509 total intangible asset to core deposit intangibles and the remaining $2,567,600 to goodwill. The core deposit intangible is to be amortized at the rate of $15,391 per month until fully amortized, representing an estimated economic life of 10 years. The amount of core deposit amortization expense related to this acquisition was $138,518 year to date at September 30, 2003. The operations of CB&T Capital Corporation are included in the consolidated financial statements since the acquisition date.

Total amortization expense related to the core deposit intangible assets for the nine months ended September 30, 2003 and 2002 was $403,128 and $326,173, respectively.

4.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2003, the Corporation had entered into commitments with certain customers that had an unused balance of $21,649,830 compared to $29,079,857 unused at December 31, 2002. There were $939,600 of letters of credit outstanding at September 30, 2003 and $479,850 at December 31, 2002.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic weighted average shares outstanding	4,974,578	4,963,028	4,974,578	4,963,028
Dilutive effect of granted options	28,776	37,699	38,036	33,766

Diluted weighted average shares outstanding	5,003,354	5,000,727	5,012,614	4,996,794

Net income	$1,912,997	$1,679,626	$5,204,266	$4,886,977
Net income per share-basic	$0.38	$0.34	$1.05	$0.98
Net income per share-diluted	$0.38	$0.34	$1.04	$0.98

6.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and the provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

7.	At September 30, 2003, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	1,912,996	1,679,626	5,204,266	4,886,979

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	118,260	100,018	118,260	100,018

Pro forma net income	1,794,736	1,579,608	5,086,006	4,786,961

Basic earnings per share: As reported	$0.38	$0.34	$1.05	$0.98
Pro forma	$0.36	$0.32	$1.02	$0.96

Diluted earnings per share: As reported	$0.38	$0.34	$1.04	$0.98
Pro forma	$0.36	$0.32	$1.01	$0.96

8.	In October 2002, the FASB issued Standard No. 147 related to Acquisitions of Certain Financial Institutions. The standard clarifies the requirements of Standards No. 141 and 142 as they relate to business combinations between financial institutions and makes the provisions of Standard No. 144 applicable to long-term customer relationship intangible assets. The standard is effective for transactions on or after October 1, 2002. Adopting the standard by the Corporation did not have a material effect on the Corporation’s financial statements.

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

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated. FIN No. 46 was effective upon issuance for interest in VIE’s created or obtained after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 by the Corporation is not expected to have a material impact on the financial position or results of operations of the Corporation.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was adopted by the Corporation effective June 30, 2003 and is expected to have no material impact on the financial position or results of operations of the Corporation.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted by the Corporation effective May 31, 2003 and is expected to have no material impact on the financial position or results of operations of the Corporation.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity of the Corporation at September 30, 2003 was 62.28%, at December 31, 2002 was 75.24% and at September 30, 2002 was 79.34%. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $144,959,475 at September 30, 2003. At September 30, 2003, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $96,075,807 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $55,104,293 at September 30, 2003. The main source of capital for the Corporation has been the retention of net income.

On January 2, 2002, the Corporation issued a three-for-two (3:2) split to the shareholders of the Corporation. This split increased the number of outstanding shares to 4,963,028 and increased the authorized shares from 15,000,000 to 22,500,000. In December 2002, certain employees exercised stock options for 11,550 shares that brought the number of outstanding shares to 4,974,578. Cash dividends in the amount of $2,089,323 or $0.42 per share were paid during the period January 1, 2003 to September 30, 2003.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2003, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003

Total Capital (to Risk-Weighted Assets)	$53,164,968	15.27%	$27,860,165	>8.00%	$34,825,206	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	48,805,449	14.01%	13,930,082	>4.00%	20,895,124	>6.00%

Tier 1 Capital ( to Average Assets)	48,805,449	8.72%	22,380,409	>4.00%	27,975,511	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income, including fees	$7,510,647	$7,890,927	$22,256,569	$22,494,676
Interest Expense	2,027,302	2,506,925	6,277,530	7,351,436

Net Interest Income	5,483,345	5,384,002	15,979,039	15,143,240
Provision for Loan Losses	717,400	336,791	1,467,400	1,006,605

Net Interest Income after Provision for Loan Losses	4,765,945	5,047,211	14,511,639	14,136,635
Other Income	1,674,399	1,153,414	4,132,538	3,202,739
Other Expense	3,821,859	3,721,183	11,207,172	10,128,377

Income before Provision For Income Taxes	2,618,485	2,479,442	7,437,005	7,210,997
Provision for Income Taxes	705,488	799,816	2,232,739	2,324,030

Net Income	$1,912,997	$1,679,626	$5,204,266	$4,886,967

Net Income Per Share - Basic	$0.38	$0.34	$1.05	$0.98

Net Income Per Share-Diluted	$0.38	$0.34	$1.04	$0.98

Net Income Per Share - Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share - Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 13.37% and 12.37% for the three and nine months ended September 30, 2003, and 12.45% and 12.93% for the three and nine months ended September 30, 2002.

The book value per share increased to $11.08 at September 30, 2003 compared to $10.81 at December 31, 2002. This increase is due to earnings exceeding dividends paid during this period. Average assets for the nine months ended September 30, 2003, were $547,435,590 compared to $491,832,644 for the year ended December 31, 2002, and average equity increased to $56,100,776 for the nine months ended September 30, 2003, from $51,303,506 for the year ended December 31, 2002. The increase in average assets is due to the expansion of the Corporation’s business as a result of the acquisition of CB&T Capital Corporation in May 2002.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.42% and 4.44% for the three and nine months ended September 30, 2003, compared to an annualized net interest margin of 4.69% for the three and nine months ended September 30, 2002. This slight decline in net interest margin can be attributed to continued declines in market interest rates and the ongoing re-pricing of investments, loans and deposits. Earning assets averaged $499,707,879 for the nine months ended September 30, 2003. This represented an increase of $57,663,711, or 13.0%, over average earning assets of $442,044,168 for the nine months ended September 30, 2002. The increase in average earning assets results from the May 2002 CB&T Capital Corporation acquisition and normal bank growth.

Net interest income was $5,483,345 and $15,979,039 for the three and nine month periods in 2003, an increase of $95,343 and $835,799 respectively over the same periods in 2002. An increase in loan volume in the first nine months of 2003 was the primary contributor to this increase. A lower cost of deposits and other borrowed funds during 2003 over the same period in 2002 also contributed to the increase in Net Interest Income. While investment volume increased slightly during the first nine months of 2003, interest income from investment securities decreased as a result of market conditions requiring the proceeds from the maturity or call of higher yielding securities to be invested in lower yield instruments.

Other interest income decreased in the three and nine month periods ended September 30, 2003 compared to the same period in 2002 due to a decrease in the interest rates on Federal Funds Sold.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and Fees	$5,941,778	$5,743,278	$17,690,267	$16,737,634
Average Loans, Net of Unearned	342,553,750	298,847,893	333,319,170	284,188,886
Annualized Yield	6.94%	7.69%	7.08%	7.85%

The decrease in rates in the three and nine month periods ended September 30, 2003 when compared to the three and nine months of 2002, reflects the decrease in all loan rates for both new and refinanced loans.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	September 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$347,792,367	$310,581,493	$37,210,874	11.98%
Allowance for Loan Losses	4,868,980	4,222,342	646,638	15.31%
Nonaccrual Loans	1,839,039	357,640	1,481,399	414.22%
Ratios:
Allowance for loan losses to gross loans	1.40%	1.36%
Net loans charged off to allowance for loan losses	16.87%	41.62%

The provision for loan losses for the three months ended September 30, 2003 was $717,400, an increase of $380,609 or 113.0% when compared to the $336,791 for the same period in 2002. The provision for the nine months ended September 30, 2003 was $1,467,400, an increase of $460,795 or 45.8% over the $1,006,605 for the nine months ended September 30, 2002. The increase in the provision for the three and nine month periods ended September 30, 2003 were made to bring the allowance back to the desired levels after the net charge-offs for these periods and to cover the volume increases in the loan portfolio.

For the three months ended September 30, 2003, net loan losses charged to allowance for loan losses totaled $367,434, an increase of $30,643 over the same period in 2002. For the nine months ended September 30, 2003, net loan losses charged to the allowance for loan losses totaled $821,444, a decrease of $185,161 over the same period in 2002. Non-accrual loans increased in the third quarter of 2003 to $1,839,039 due mainly to the placing on non-accrual status of two credits that were in the process of foreclosure at September 30, 2003. It is management’s belief that these credits are sufficiently collateralized and the Corporation’s loss, if any, will not be material.

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

Other operating income for the three months ended September 30, 2003 increased $520,985 or 45.2% over the same period in 2002 and for the nine months ended September 30, 2003, increased $929,799 or 29.0% over the same period in 2002. The increase in both periods was the result of increased overdraft, returned check income and other service charges and mortgage loan origination income. Net gains on the sale of securities during the three and nine months ended September 30, 2003 totaled $271,018 and $471,167, respectively, compared to $0 and $22,780 for the three and nine month periods ended September 30, 2002. These securities were sold as a strategy to increase the yields on the security portfolio and to provide additional liquidity for loan growth.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three and nine months ended September 30, 2003 were $3,821,859 and $11,207,172 compared to the $3,721,183 and $10,128,377 for the three and nine months ended September 30, 2002 for an increase of $100,676 and $1,078,795 respectively. Salaries and benefits increased to $2,016,484 and $5,907,636 for the three and nine month periods in 2003 from $1,903,613 and $5,380,510 for the same periods in 2002, an increase of $112,871 or 5.9% and $527,126 or 9.8% respectively. Both the increase in Other Expenses as a whole, and salaries and benefits specifically, are the result of the growth of the Corporation, both from the acquisition of CB&T Capital Corporation in May 2002 and internal growth of the deposit base. The Corporation’s efficiency ratio for the three and nine month periods ended September 30, 2003 was 51.88% and 54.26% compared to 55.69% and 54.08% for the same periods in 2002. The efficiency ratio improved in the third quarter of 2003 when compared to the same period in 2002 due to the growth in Noninterest Income exceeding the growth in Noninterest Expenses. The improvement was attributable in part to improved efficiency of operations of the CB&T Capital Corporation subsequent to its acquisition by the Corporation.

PROVISION FOR INCOME TAXES

The provision for income taxes for the three months and nine months ended September 30, 2003, decreased for the same periods of 2002, in both absolute dollar amount and as a percentage of income before income taxes, primarily as a result of the nontaxable life insurance proceeds due the Corporation because of the death of one of members of the Board of Directors.

BALANCE SHEET ANALYSIS

	September 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$20,873,117	$21,135,361	$-262,244	-1.24%
Investment Securities	171,520,559	162,276,305	9,244,254	5.70%
Loans, net	340,758,835	303,952,527	36,806,308	12.11%

Total Assets	571,897,455	518,450,118	53,447,337	10.31%

Total Deposits	460,761,685	432,768,175	27,993,510	6.47%

Total Stockholders’ Equity	55,104,293	53,782,559	1,321,734	2.46%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance as of September 30, 2003 decreased $262,244 or 1.24% from December 31, 2002.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank Stock. Investments increased $9,244,254 or 5.7% as of September 30, 2003 compared to December 31, 2002.

LOANS

Loan demand in the Corporation’s service area began to strengthen as net loans increased by $36,806,308 or 12.1% during the nine month period ended September 30, 2003. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	September 30, 2003	December 31, 2002	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninteresting-bearing Deposits	$68,582,689	$59,761,550	$8,821,139	14.76%
Interest-bearing Deposits	133,690,838	122,717,966	10,972,872	8.94%
Savings	36,513,611	33,216,006	3,297,605	9.93%
Certificates of Deposit	221,974,547	217,072,653	4,901,894	2.26%

Total Deposits	$460,761,685	$432,768,175	$27,993,510	6.47%

The increase is the result of normal deposit growth. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods, which indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Interest rates remained stable during the quarter ended September 30, 2003. The Corporation’s interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s disclosure of quantitative and qualitative disclosures about market risk as of September 30, 2003 from that presented in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2002. For additional information concerning the Corporation’s quantitative and qualitative disclosures about market risk, see our annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

PART II. - OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

2		Agreement and Plan of Share Exchange	*

3	(i)	Amended Articles of Incorporation of the Corporation	*	*

3	(ii)	Amended and Restated Bylaws of the Corporation	*	**

4		Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*	***

31	(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31	(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10-Q of the Corporation filed on August 14, 2002 and incorporated herein by reference.
**	Filed as an exhibit to the Form 10-K of the Corporation filed on March 31, 2003 and incorporated herein by reference.
***	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.
****	Filed as an exhibit to the Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

(b)	Reports on Form 8-K.

The following report on form 8-K was filed by the Corporation during the quarterly period covered by this Form 10-Q:

On July 23, 2003, the Corporation furnished on Form 8-K under Item 7(a), Item 9 and Item 12 a press release announcing the financial results of the Corporation for the quarter ended June 30, 2003.

On September 3, 2003, the Corporation furnished on Form 8-K under Item 7(c) and Item 9 a press release announcing the payment of a $.14 per share dividend of the Corporation for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief		Treasurer and Chief
	Executive Officer		Financial Officer

DATE: November 12, 2003			DATE: November 12, 2003