Form 10-Q/A
period 2003-06-30
CITIZENS HOLDING CO /MS/
filed 2003-12-30
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). | | Yes | X | No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of August 7, 2003
Common Stock, $.20 par value	4,974,578

Explanatory Note:

The purpose of this Amendment to the Quarterly Report on Form 10-Q of Citizens Holding Company (the “Company”) for the quarterly period ended June 30, 2003 is to correct an error regarding the Company’s status as an accelerated filer. The Company’s Quarterly Report on Form 10-Q is hereby amended to indicate that the Company is not an accelerated filer.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 remains as originally filed with the Securities and Exchange Commission on August 14, 2003.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31	(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31	(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith

	Greg L. McKee President and Chief Executive Officer		Robert T. Smith Treasurer and Chief Financial Officer

DATE: December 30, 2003		DATE: December 30, 2003