Form 10-Q/A
period 2003-09-30
CITIZENS HOLDING CO /MS/
filed 2003-12-30
CIK 1075706

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 10, 2003
Common Stock, $.20 par value	4,975,578

Explanatory Note:

The purpose of this Amendment to the Quarterly Report on Form 10-Q of Citizens Holding Company (the “Company”) for the quarterly period ended September 30, 2003 is to correct an error regarding the Company’s status as an accelerated filer. The Company’s Quarterly Report on Form 10-Q is hereby amended to indicate that the Company is not an accelerated filer.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 remains as originally filed with the Securities and Exchange Commission on November 13, 2003.

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