Form 10-K
period 2003-12-31
CITIZENS HOLDING CO /MS/
filed 2004-03-26
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25221

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 601-656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

As of June 30, 2003, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $65,028,341.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2004
Common stock, $.20 par value	4,980,628 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Part II and III of the Form 10-K: 2003 Annual Report to Shareholders (Part II) and the Definitive Proxy Statement dated March 23, 2004 for the registrant’s Annual Meeting of Stockholders to be held April 27, 2004 (Part III).

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Corporation”) notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Corporation and The Citizens Bank of Philadelphia, Mississippi (the “Bank”) include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and the Bank through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economy in the Corporation’s market area; and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 1.	BUSINESS

BACKGROUND

The Corporation is a one-bank holding company that holds 97.53% of the outstanding shares of the Bank. The Corporation was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank’s adoption of a one-bank holding company structure.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2003, the Bank was the largest bank headquartered in Neshoba County with total assets of $550,222,207 and total deposits of $439,603,847.

The principal executive offices of both the Corporation and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350 and its telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Corporation reflect the Corporation’s activities or operations through the Bank.

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

OPERATIONS

The Corporation, through the Bank, engages in a wide range of commercial and personal banking activities, including accepting demand deposits, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services; the Corporation, through the Bank, also provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers.

Revenues from the Corporation’s lending activities constitute the largest component of the Corporation’s operating revenues. Revenue from loan interest and fees made up 67.6% of gross revenues in 2003, 65.3% in 2002 and 68.8% in 2001. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Corporation’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties and contiguous counties. The Corporation extends out-of-area credit only to borrowers who are considered to be low risk, and only on a very limited basis.

This eight county lending area is mainly rural with Meridian, at 41,036 in population, being the largest city. Agriculture and some light industry are a big part of the economy of this area. The largest employer in the Corporation’s service area is the Mississippi Band of Choctaw Indians; their schools, manufacturing plants and their main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 5,000 people from the Corporation’s service area.

The Corporation has in the past and intends to continue to make most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 67.15 % of the Corporation’s loan portfolio has been attributed to this category of lending. Another 14.14% of the Corporation’s loan portfolio is comprised of commercial, industrial and agricultural production loans, with consumer loans making up the remaining 18.71% of the total loan portfolio.

The Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the loan committee for approval. The loan committee is composed of various Bank directors, including the Chairman. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Corporation’s loan policy, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

Of course, all loans in the Corporation’s portfolio are subject to risk based on the economy in the Corporation’s area and also that of the nation. However, because the Corporation’s local economy has been strong and unemployment has remained at historic lows, management continues to believe that general risk levels are low.

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

Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and its Internet site (http://www.thecitizensbankphila.com), the Corporation’s customers have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables the Corporation’s customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, who is 42 years old, was named President and Chief Executive Officer of the Corporation and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Office of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Corporation and the Bank since 2001. Previous to this, he served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, who is 52 years old, has been employed by the Bank since 1986 and has been in his current position of Senior Vice-President and Chief Financial Officer since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller from 1987 until 2001 and Assistant Vice-President from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Corporation since February 1996.

EMPLOYEES

The Corporation has no employees other than three officers of the Bank, who also provide services to the Corporation. These officers receive no compensation from the Corporation for their services to it; their entire salary is paid by the Bank. At December 31, 2003, the Bank employed 201 full-time employees and 31 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

SUPERVISION AND REGULATION

The Bank is chartered under the banking laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Corporation (“FDIC”). The Corporation is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of the Federal Reserve Board (“FRB”). Certain legislation and regulations affecting the businesses of the Corporation and the Bank are discussed below.

General.

The FRB requires the Corporation to maintain certain levels of capital and to file an annual report with the FRB. The FRB also has the authority to conduct examinations of the Corporation and the Bank and to take enforcement action against any bank holding company that engages in any unsafe or unsound practice or that violates certain laws, regulations, or conditions imposed in writing by the FRB.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%.

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

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Corporation and Bank are classified as well capitalized under these guidelines.

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

The Corporation’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends; dividends are limited to earned surplus in excess of three times the Bank’s capital stock.

FRB regulations limit the amount the Bank may loan to the Corporation unless those loans are collateralized by specific obligations. At December 31, 2003, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was 19% of the Bank’s consolidated net assets.

FDIC Insurance Assessments.

The FDIC has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), both of which are administered by the FDIC. The Bank’s deposits are insured through BIF except for those deposits the Bank acquired from the Resolution Trust Corporation in April, 1994. This acquisition consisted of one branch of the former Security Federal Savings and Loan in Kosciusko, Mississippi, and these deposits remain insured through SAIF.

Deposit insurance premiums for banks and savings associations were increased as a result of The Financial Institutions Reform, Recovery and Enforcement Act of 1989, and losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Other BHC Act Provisions

The BHC Act requires a bank holding company to obtain prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company.

The BHC Act provides that the FRB shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. Neither will the FRB approve any other transactions in which the effect might substantially lessen competition, or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The BHC Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception is for engaging in or acquiring shares of a company whose activities are found by the FRB to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources versus the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The BHC Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. We and our Bank are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or the Bank, or investments in the stock or other securities of the Company or the Bank, and on taking such stock or other securities as collateral for loans of any borrower.

The BHC Act was recently amended to permit “financial holding companies” to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. The Gramm-Leach-Bliley Act was enacted on November 12, 1992, and became effective on March 11, 2000. In order to qualify as a financial holding company, we must declare to the Federal Reserve our intention to become a financial holding company and certify that our depository subsidiary meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act of 1997. As of December 31, 2003, we had not elected to become a financial holding company.

Interstate Banking and Branching.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) was signed into law. The Interstate Act effectively permits nationwide banking by removing territorial restrictions on interstate bank mergers.

Interstate branching by merger with, or acquisition or consolidation of, banks located in different states was permitted beginning June 1, 1997, except in states that have passed legislation prior to that date “opting-out” of interstate branching. If a state opted-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. Effective May 1, 1997, Mississippi “opted in” to the interstate branching provision of the Interstate Act.

Community Reinvestment Act.

The Community Reinvestment Act of 1997, as amended (“CRA”), requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of the local community, including low and moderate-income neighborhoods. The regulations promulgated under CRA emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. CRA compliance is also a factor in evaluations of proposed mergers, acquisitions and applications to open new branches or facilities. Overall CRA compliance continues to be rated across a four-point scale from “outstanding” to “substantial noncompliance,” and continues to be a factor in review of applications to merge, to establish new branches or for the formation of bank holding companies. Different evaluation methods are used depending on the asset size of the bank.

The FDIC examined the Bank on June 1, 1999 and again most recently on August 21, 2001, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

Anti-Money Laundering Efforts.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) requires financial institutions to establish anti-money laundering programs and due diligence policies, procedures and controls with respect to bank accounts involving foreign individuals and certain foreign banks, and to avoid establishing and maintaining accounts in the United States for, or on the behalf of, foreign banks that do not have a physical presence in any country.

Corporate Governance.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer to accompany periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

Impact of Monetary Policies.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks’ earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies. The nature and timing of any future changes in such policies and their impact on the Corporation cannot be predicted.

COMPETITION

The banking business is a highly competitive business. The Corporation’s market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper Counties in Mississippi, although the Corporation also competes with other financial institutions in those counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Corporation competes with larger regional banks for the business of companies located in the Corporation’s market area. A healthy economy, such as the Corporation’s market area is experiencing, invites certain challenges, especially that of competition.

All financial institutions today are faced with the challenge of competing for customers’ deposits, and the Corporation is no exception. The Corporation competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Corporation. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Corporation believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Corporation believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Also, as a local institution, the Corporation believes it can provide these services faster than a larger institution.

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

Currently, there are approximately fourteen different financial institutions in the Corporation’s market area competing for the same customer base. Despite these challenges, the Corporation has not only been able to maintain its market share, but has actually increased its share in recent years. The Corporation competes in its market for loan and deposit products along with many of the other services required by today’s banking customer. The Corporation believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

ITEM 2.	PROPERTIES

The Corporation, through the Bank, currently operates from its main office in downtown Philadelphia, and from 18 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties, all located in Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	Trust
(601) 656-4692

Eastside Branch	585 East Main Street	Drive-up
Philadelphia, Mississippi
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	720 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Pearl River Branch	110 Choctaw Town Center	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4971

Union Branch	Corner of Horne & Bank	Full Service
Union, Mississippi
(601) 774-9231

Carthage Main Office	219 West Main Street	Full Service
Carthage, Mississippi
(601) 267-4525

Crossroads Branch	Highways 35 & 16	Drive-up
Carthage, Mississippi
(601) 267-4525

Madden Branch	Highway 488	Deposits
Madden, Mississippi
(601) 267-7366

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	Corner of Main & Bell	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	1048 Johnston Street	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15520 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	100 East Main Street	Full Service
Louisville, MS
(662) 773-6261

Industrial Branch	803 South Church Street	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 Main Street	Deposits
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price.

The Corporation’s Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “CIZ.” The stock began trading on the AMEX on October 19, 1999 and prior to that date was sold by private transactions between parties. On December 31, 2003, the Common Stock’s closing price was $22.85.

2002	High	Low	Dividends Declared (per common share)
January - March	$16.26	$14.25	$0.12
April - June	16.00	14.65	0.12
July - September	16.85	15.75	0.14
October - December	17.35	15.70	0.14

2003	High	Low	Dividends Declared (per common share)
January - March	$16.10	$14.35	$0.14
April - June	17.00	14.75	0.14
July - September	19.00	16.00	0.14
October - December	24.75	18.25	0.15

Per share information included in the above table has been adjusted to reflect the three-for-two (3:2) common stock split effective January 2, 2002.

On March 15, 2004, the shares of Common Stock were held of record by approximately 462 shareholders.

Dividends

Dividends, retroactively adjusted to give effect to the three-for-two stock split, totaled $0.57 per share in 2003 compared to $0.52 per share for 2002. These dividends reflect a 10 % increase in 2003 over 2002.

The Corporation declares dividends on a quarterly basis in March, June, September and December with payment following at the end of the month in which the dividend was declared.

Funds for the payment by the Corporation of cash dividends are obtained from dividends received by the Corporation from the Bank. Accordingly, the declaration and payment of dividends by the Corporation depend upon the Bank’s earnings and financial condition, general economic conditions, compliance with regulatory requirements, and other factors.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF CONSOLIDATED STATEMENTS AND RELATED STATISTICS

(amounts in Thousands, Except Percent and Per Share Data)

(Per Share Data adjusted for 3:2 split of January 2, 2002)

	2003	2002	2001	2000	1999
Summary of Earnings
Total Interest Income	$29,725	$30,197	$29,119	$28,638	$25,476
Total Interest Expense	8,188	9,746	13,399	14,064	10,974
Provision for loan losses	2,003	1,758	1,123	918	849
Non-interest income	5,324	4,435	3,980	3,285	3,122
Non-interest expense	15,042	13,865	10,308	8,772	8,361
Income tax expense	2,845	2,965	2,558	2,635	2,793
Net Income	6,971	6,298	5,711	5,534	5,621
Per Share Data
Earnings-basic	$1.40	$1.27	$1.15	$1.12	$1.13
Earnings-diluted	1.39	1.26	1.15	1.11	1.13
Cash dividends	0.570	0.520	0.383	0.283	0.213
Book value at year end	11.35	10.81	9.51	8.74	7.57
Selected Year End Actual Balances
Loans, net of unearned income	$357,064	$308,175	$264,278	$252,022	$234,349
Allowance for possible loan losses	5,127	4,222	3,375	3,325	3,100
Investment securities	143,181	162,276	122,567	103,533	102,451
Total assets	550,761	518,450	427,213	382,800	362,790
Deposits	438,697	432,768	359,309	289,908	284,462
Long term borrowings	47,637	24,606	14,629	10,000	10,000
Shareholders’ equity	56,502	53,783	47,182	43,377	37,546
Selected Year End Average Balances
Loans, net of unearned income	$337,763	$289,407	$255,185	$244,307	$221,165
Allowance for possible loan losses	4,495	3,905	3,335	3,198	2,974
Investment securities	164,371	153,726	106,632	102,325	97,219
Total assets	549,520	491,833	403,881	374,439	347,613
Deposits	447,188	414,135	327,536	290,704	288,176
Long term borrowings	35,314	19,301	14,815	10,000	10,000
Shareholders’ equity	56,121	51,304	47,664	40,701	37,603
Selected Ratios
Return on average assets	1.27%	1.28%	1.41%	1.48%	1.62%
Return on average equity	12.42%	12.28%	11.98%	13.60%	14.95%
Dividend payout ratio	40.71%	40.98%	33.31%	25.41%	18.84%
Equity to year end assets	10.26%	10.37%	11.04%	11.33%	10.35%
Total risk-based capital to risk-adjusted assets	14.94%	15.57%	18.40%	18.88%	18.52%
Leverage capital ratio	9.11%	8.83%	10.51%	11.61%	11.06%
Efficiency ratio	54.45%	54.51%	51.32%	47.20%	45.48%

The year end and average balances for the year 2002 reflect the increase in loans, assets and deposits that resulted from the May 2002 acquisition of CB&T Capital Corporation and Citizens Bank and Trust Company of Louisville.

Similarly, the balances in 2001 were increased in part by the acquisition of two Union Planters branches located in Forest and Decatur Mississippi in July 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information on the Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, 2002, and 2001 required by this Item 7 can be found under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, 2002 and 2001” and “Consolidated Financial Statements” in the 2003 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Quantitative and Qualitative Disclosures about Market Risk, required by this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2003 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information on Financial Statements and Supplementary Data required by this Item 8 can be found under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, 2002 and 2001”, “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2003 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Corporation’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Corporation’s SEC reports. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of the Corporation required by this Item 10 can be found under the headings “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors” in the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2004, relating to its 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the Executive Compensation paid by the Corporation required by this Item 11 can be found under the headings “Executive Compensation”, “Compensation of the Board of Directors”, “Stock Performance Graph” and “Compensation Committee Interlocks and Insider Participation” in the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2004, relating to its 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 can be found under the headings “Security Ownership of Directors, Nominees and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2004, relating to its 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions can be found under the headings “Indebtedness of Related Parties” and “Interests of the Board of Directors” in the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2004, relating to its 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services can be found under the heading “Proposal IV: Appointment of Independent Accountants” in the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2004, relating to its 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2001, 2002 and 2003, which include the following:

(i)	Independent Auditor’s Report

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Income

(iv)	Consolidated Statements of Comprehensive Income

(v)	Consolidated Statements of Changes in Shareholders’ Equity

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

3(i)	Amended Articles of Incorporation of the Corporation	*

3(ii)	Amended and Restated Bylaws of the Corporation	*

4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*

10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*

10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*

10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*

10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	**

10(e)	Summary of Consulting Agreement between the Company and Steve Webb	**

13	2003 Annual Report to Shareholders

14	Code of Ethics

21	Subsidiaries of Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

**	Filed as an exhibit to the 2002 Form 10-K Annual Report of the Corporation (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.

(b)	Reports on Form 8-K

The following report on form 8-K was filed by the Corporation during the last quarter of the period covered by this Form 10-K:

On October 27, 2003, the Corporation furnished on Form 8-K under Item 5, Item 7 and Item 12 a press release announcing the financial results of the Corporation for the quarter ended September 30, 2003.

On December 2, 2003, the Corporation furnished on Form 8-K under Item 7(c) and Item 9 a press release announcing the payment of a $.15 per share dividend of the Corporation for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 23, 2004	By:	/s/ GREG L. MCKEE

Greg L. McKee President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ WILLIAM M. MARS	Director	March 23, 2004

/s/ DAVID A. KING	Director	March 23, 2004

/s/ KARL BRANTLEY	Director	March 23, 2004

/s/ DON FULTON	Director	March 23, 2004

/s/ DONALD L. KILGORE	Director	March 23, 2004

/s/ M. G. BOND	Director	March 23, 2004

/s/ DAVID P. WEBB	Director	March 23, 2004

/s/ HERBERT A. KING	Director	March 23, 2004

/s/ W. W. DUNGAN	Director	March 23, 2004

/s/ GREG L. MCKEE	Director, President and Chief Executive Officer	March 23, 2004

/s/ ROBERT T. SMITH	Treasurer and Chief Financial Officer	March 23, 2004

/s/ STEVE WEBB	Chairman of the Board	March 23, 2004