Form 10-Q
period 2004-03-31
CITIZENS HOLDING CO /MS/
filed 2004-05-14
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2004.

Title	Outstanding
Common Stock, $.20 par value	4,987,828

CITIZENS HOLDING COMPANY

FIRST QUARTER 2004 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Cash and due from banks	$18,966,616	$15,101,810
Interest bearing deposits with other banks	781,594	98,036
Federal funds sold	12,700,000	0
Investment securities available for sale, at fair value	138,146,875	143,181,383
Loans, net of allowance for loan losses of $5,417,788 in 2004 and $5,126,735 in 2003	353,314,834	351,937,005
Premises and equipment, net	9,835,290	9,998,973
Other real estate owned, net	1,773,120	695,018
Accrued interest receivable	4,081,534	4,206,104
Cash value of life insurance	14,736,203	14,880,618
Intangible assets (net)	6,256,104	6,390,480
Other assets	3,985,879	4,271,716

TOTAL ASSETS	$564,578,049	$550,761,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$72,221,813	$63,070,459
Interest-bearing NOW and money market accounts	128,255,076	117,431,141
Savings deposits	37,995,929	36,436,696
Certificates of deposit	222,884,250	221,759,002

Total deposits	461,357,068	438,697,298

Accrued interest payable	596,055	668,538
Federal Home Loan Bank advances	38,302,983	47,636,847
Federal funds purchased	0	1,500,000
Directors deferred compensation payable	1,820,179	1,832,211
Other liabilities	3,120,482	2,540,822

Total liabilities	505,196,767	492,875,716
Minority interest in consolidated subsidiary	1,418,385	1,383,351

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,987,828 shares outstanding at March 31, 2004 and 4,979,628 shares at December 31, 2003	997,566	995,926
Additional paid-in capital	3,020,399	2,944,314
Retained earnings	52,017,225	51,091,798
Accumulated other comprehensive income, net of deferred tax liability of $1,006,675 in 2004 and $764,050 in 2003	1,927,707	1,470,038

Total stockholders’ equity	57,962,897	56,502,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,578,049	$550,761,143

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2004	2003
INTEREST INCOME
Loan income including fees	$5,896,870	$5,826,158
Investment securities	1,313,575	1,498,012
Other interest	10,554	15,330

Total interest income	7,220,999	7,339,500

INTEREST EXPENSE
Deposits	1,387,801	1,847,829
Other borrowed funds	436,549	326,496

Total interest expense	1,824,350	2,174,325

NET INTEREST INCOME	5,396,649	5,165,175

PROVISION FOR LOAN LOSSES	450,000	375,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES OTHER INCOME	4,946,649	4,790,175
Service charges on deposit accounts	798,570	770,637
Other service charges and fees	176,552	170,026
Other income	298,233	164,287

Total other income	1,273,355	1,104,950

OTHER EXPENSES
Salaries and employee benefits	2,101,606	1,931,828
Occupancy expense	703,093	690,865
Other operating expense	1,129,857	1,040,833
Earnings applicable to minority interest	42,495	39,293

Total other expenses	3,977,051	3,702,819

INCOME BEFORE PROVISION FOR INCOME TAXES	2,242,953	2,192,306

PROVISION FOR INCOME TAXES	569,913	672,717

NET INCOME	$1,673,040	$1,519,589

NET INCOME PER SHARE
-Basic	$0.34	$0.31

-Diluted	$0.33	$0.30

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2004	2003
Net income	$1,673,040	$1,519,589
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	457,669	(171,990)
Reclassification adjustment for (gains) losses included in net income	0	0

Total other comprehensive income (loss)	457,669	(171,990)

Comprehensive income	$2,130,709	$1,347,599

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$2,693,820	$2,055,125

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	7,143,501	17,478,192
Proceeds from sale of investment securities available for sale	0	0
Purchases of investment securities available for sale	-1,668,375	-17,033,770
Purchases of bank premises and equipment	-108,317	-567,555
(Increase) Decrease in interest bearing deposits with other banks	-683,558	635,078
Net increase in federal funds sold	-12,700,000	-11,900,000
Net increase in loans	-1,827,829	-20,296,802

Net Cash Used by Investing Activities	-9,844,578	-31,684,857

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,659,770	31,002,890
Net increase (decrease) in ABE loans	-62,168	134,262
Decrease in FHLB advances	-9,333,864	-237,860
Decrease in federal funds purchased	-1,500,000	0
Payment of dividends	-748,174	-696,441

Net Cash Provided by Financing Activities	11,015,564	30,202,851

Net Increase (Decrease) in Cash and Due from Banks	3,864,806	573,119

Cash and Due From Banks, beginning of year	15,101,810	19,769,712

Cash and Due from Banks, end of period	$18,966,616	$20,342,831

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2004

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.53% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report for the year ended December 31, 2003, filed March 31, 2004.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2004, the Corporation had entered into commitments with certain customers that had an unused balance of $23,597,320 compared to $19,669,825 unused at December 31, 2003. There were $1,207,800 of letters of credit outstanding at March 31, 2004 and $1,199,800 at December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under the credit-related commitments into its asset and liability management program.

4.	Net income per share – Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share – Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Earnings per share were computed as follows:

	March 31, 2004	March 31, 2003
Basic weighted average shares outstanding	4,985,077	4,974,578
Dilutive effect of granted options	131,429	28,797

Diluted weighted average shares outstanding	5,116,506	5,003,375

Net income	$1,673,040	$1,519,589
Net income per share-basic	$0.34	$0.31
Net income per share-diluted	$0.33	$0.30

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

6.	At March 31, 2004, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2004 and 2003.

		2004	2003
Net income, as reported		$1,673,040	$1,519,589
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(105,108)	(59,200)

Pro forma net income		$1,567,932	$1,460,389

Basic earnings per share:	As reported	$0.34	$0.31
	Pro forma	0.31	0.29

Diluted earnings per share:	As reported	0.33	0.30
	Pro forma	0.31	0.29

7.	In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated. FIN 46 (as revised in December 2003) is effective for interest in VIE’s created or obtained by publicly traded entities after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 must be applied in the first interim or annual period ending after March 15, 2004. The adoption of FIN No. 46 by the Corporation did not have a material impact on the financial position or results of operations of the Corporation.

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”. This bulletin summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this bulletin did not impact the Corporation’s consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.53% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at March 31, 2004 was 62.43%, at December 31, 2003 was 56.99% and at March 31, 2003 was 72.73%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $151,735,988 at March 31, 2004. At March 31, 2004, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $113,433,005 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $57,962,897 at March 31, 2004, as compared to $56,502,076 at December 31, 2003. The main source of capital for the Corporation has been the retention of net income.

In 2003 certain employees and directors exercised stock options for 5,050 shares, and in the first quarter of 2004 an officer and a director exercised options for an aggregate of 8,200 shares of stock. These option exercises brought the number of shares outstanding to 4,987,828 at March 31, 2004. Cash dividends in the amount of $748,174, or $0.15 per share, have been paid in 2004 as of the end of the first quarter.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2004, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004

Total Capital (to Risk-Weighted Assets)	$55,848,465	15.04%	$29,705,021	>8.00%	$37,131,277	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	51,197,470	13.79%	14,852,511	>4.00%	22,278,766	>6.00%

Tier 1 Capital ( to Average Assets)	51,197,470	9.33%	21,957,988	>4.00%	27,447,485	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the three months ended March 31,
	2004	2003
Interest Income, including fees	$7,220,999	$7,339,500
Interest Expense	1,824,350	2,174,325

Net Interest Income	5,396,649	5,165,175

Provision for Loan Losses	450,000	375,000

Net Interest Income after
Provision for Loan Losses	4,946,649	4,790,175
Other Income	1,273,355	1,104,950
Other Expense	3,977,051	3,702,819

Income before Provision For
Income Taxes	2,242,953	2,192,306
Provision for Income Taxes	569,913	672,717

Net Income	$1,673,040	$1,519,589

Net Income Per share - Basic	$0.34	$0.31

Net Income Per Share-Diluted	$0.33	$0.30

Net Income Per Share – Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share – Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 11.52% for the three months ended March 31, 2004, and 11.03% for the three months ended March 31, 2003.

The book value per share increased to $11.62 at March 31, 2004 compared to $11.35 at December 31, 2003 and $10.94 at March 31, 2003. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the three months ended March 31, 2004, were $555,340,180 compared to $549,519,773 for the year ended December 31, 2003 and $530,178,666 at March 31, 2003. Average equity increased to $58,086,579 for the three months ended March 31, 2004, from $56,121,211 for the year ended December 31, 2003 and $55,106,821 at March 31, 2003.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.53% for the three months ended March 31, 2004, compared to an annualized net interest margin of 4.49% for the three months ended March 31, 2003. The increase in net interest margin is the result of continuing loan demand and the continued decline in rates paid on deposits. Earnings assets averaged $497,951,246 for the three months ended March 31, 2004. This represented an increase of $20,489,074, or 4.3%, over average earning assets of $477,462,172 for the three months ended March 31, 2003. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,396,649 for the three-month period in 2004, an increase of $231,474 over the same period in 2003. An increase in loan volume and the continuing decline in deposit interest rates in this period contributed to this increase in net interest income.

The following table shows the interest and fees and corresponding yields for loans only.

	As of March 31,
	2004	2003
Interest and Fees	$5,896,870	$5,826,158
Average Loans	358,005,422	321,257,260
Annualized Yield	6.59%	7.25%

The decrease in rates in the three month period ended March 31, 2004 reflects the decrease in all loan rates for both new and refinanced loans in the period.

CREDIT LOSS EXPERIENCE

As a natural corollary to the Corporation‘s lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Corporation attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans which the Corporation‘s management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation‘s Board of Directors.

The Corporation charges off that portion of any loan which management considers to represent a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition and general economic conditions in the borrower’s industry. The principal amount of any loan which is declared a loss is charged against the Corporation‘s allowance for loan losses.

The Corporation‘s allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The amount of the allowance is determined by management of the Corporation. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation‘s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation‘s historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2004	Year to Date December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$360,656,259	$359,080,337	$1,575,922	0.44%
Allowance for Loan Losses	5,417,788	5,126,735	291,053	5.68%
Nonaccrual Loans	4,103,214	1,502,971	2,600,243	173.01%
Ratios:
Allowance for loan losses to gross loans	1.50%	1.43%
Net loans charged off to allowance for loan losses	2.90%	41.62%

The provision for loan losses for the three months ended March 31, 2004 was $450,000, an increase of $75,000, or 20.0%, over the $375,000 for the same period in 2003. The increase in the provision was made to bring the allowance back to the desired level after the net charge-offs for these periods and to cover the increases in the loan portfolio.

For the three months ended March 31, 2004, net loan losses charged to allowance for loan losses totaled $158,947, a decrease of $36,679 over the same period in 2003.

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

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended March 31, 2004 increased $168,405, or 15.2%, over the same period in 2003. The increase was the result of increased overdraft, returned check income and other service charges and an increase in income received from bank owned life insurance that is used to fund employee benefits.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March 31, 2004 were $3,977,051 compared to the $3,702,819 for the three months ended March 31, 2003, an increase of $274,232, or 7.4%. Salaries and benefits increased to $2,101,606 for the first three months of 2004 from $1,931,828 for the same period in 2003, an increase of $169,778 or 8.8%. Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in salaries and benefits. These increases, in turn, account for the increase in other expenses. The Corporation’s efficiency ratio for the period ended March 31, 2004 was 57.71%, compared to 57.57% for the same period in 2003.

BALANCE SHEET ANALYSIS

	March 31, 2004	December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$19,748,210	$15,199,846	$4,548,364	29.92%
Investment Securities	138,146,875	143,181,383	-5,034,508	-3.52%
Loans, net	353,314,834	351,937,005	1,377,829	0.39%
Total Assets	564,578,048	550,761,143	13,816,905	2.51%

Total Deposits	461,357,068	438,697,298	22,659,770	5.17%

Total Stockholders’ Equity	57,962,897	56,502,076	1,460,821	2.59%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance for the first quarter of 2004 increased $3,864,806 over $15,101,810 as of December 31, 2003 due to large cash letters on the last day of the first quarter that had not been fully collected.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank stock. Investments decreased $5,034,508, or 3.5%, from the balance at December 31, 2003 due to the use of matured and paid down securities to fund new loans.

LOANS

Loan demand in the Corporation’s service area began to strengthen as net loans increased by $1,377,829, or .4%, during the three month period ended March 31, 2004 as compared to $351,937,005 at December 31, 2003. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	Quarter Ended March 31, 2004	Year to Date December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninteresting-bearing Deposits	$72,221,814	$63,070,459	$9,151,355	14.51%
Interest-bearing Deposits	128,255,075	117,431,141	10,823,934	9.22%
Savings	37,995,929	36,436,696	1,559,233	4.28%
Certificates of Deposit	222,884,250	221,759,002	1,125,248	0.51%

Total Deposits	$461,357,068	$438,697,298	$22,659,770	5.17%

The increase is the result of normal deposit growth. Normal deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 4 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1

“Notes to Consolidated Financial Statements” and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Interest rates remained stable during the quarter ended March 31, 2004. The Corporation’s interest bearing deposit liabilities have been substantially repriced to reflect the current interest rate environment.

There have been no material change in the Corporation’s market risk since the end of the last fiscal year end of December 31, 2003.

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

PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Capital Standards

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

Restrictions on Dividends and Other Distributions

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

FRB regulations limit the amount the Bank may loan to the Corporation unless those loans are collateralized by specific obligations. At March 31, 2004, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was $107,399,805 (which represents 19% of the Bank’s consolidated net assets).

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3(i)	Amended Articles of Incorporation of the Corporation *

3(ii)	Amended and Restated Bylaws of the Corporation *

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.

(b)	Reports on Form 8-K.

The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

On February 4, 2004, the Corporation furnished on Form 8-K under Item 7(a), Item 9 and Item 12 a press release announcing the financial results of the Corporation for the quarter ended December 31, 2003.

On February 26, 2004, the Corporation furnished on Form 8-K under Item 7(c) and Item 9 a press release announcing the payment of a $.15 per share dividend of the Corporation for the first quarter of 2004.

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