Form 10-Q
period 2004-06-30
CITIZENS HOLDING CO /MS/
filed 2004-08-16
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2004.

Title	Outstanding
Common Stock, $.20 par value	4,995,778

CITIZENS HOLDING COMPANY

SECOND QUARTER 2004 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$15,376,140	$15,101,810
Interest bearing deposits with other banks	1,907,765	98,036
Federal funds sold	6,000,000	0
Investment securities available for sale, at fair value	144,042,660	143,181,383
Loans, net of allowance for loan losses of $5,755,457 in 2004 and $5,126,735 in 2003	358,248,995	351,937,005
Premises and equipment, net	9,773,187	9,998,973
Other real estate owned, net	671,470	695,018
Accrued interest receivable	4,214,970	4,206,104
Cash value of life insurance	14,913,551	14,880,618
Intangible assets (net)	6,121,729	6,390,480
Other assets	6,452,157	4,271,716

TOTAL ASSETS	$567,722,624	$550,761,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$71,280,144	$63,070,459
Interest-bearing NOW and money market accounts	129,735,850	117,431,141
Savings deposits	38,650,524	36,436,696
Certificates of deposit	222,264,447	221,759,002

Total deposits	461,930,965	438,697,298

Accrued interest payable	601,780	668,538
Federal Home Loan Bank advances	43,133,982	47,636,847
Federal funds purchased	0	1,500,000
Directors deferred compensation payable	1,863,794	1,832,211
Other liabilities	2,869,419	2,540,822

Total liabilities	510,399,940	492,875,716

Minority interest in consolidated subsidiary	1,365,819	1,383,351

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,995,778 shares outstanding at June 30, 2004 and 4,979,628 shares at December 31, 2003	999,156	995,926
Additional paid-in capital	3,087,546	2,944,314
Retained earnings	53,070,534	51,091,798
Accumulated other comprehensive income (loss), net of deferred tax (asset) liability of ($641,360) in 2004 and $764,050 in 2003	-1,200,371	1,470,038

Total stockholders’ equity	55,956,865	56,502,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,722,624	$550,761,143

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loan income including fees	$5,980,933	$5,922,331	$11,877,803	$11,748,489
Investment securities	1,377,551	1,475,059	2,691,126	2,973,071
Other interest	19,792	9,032	30,346	24,362

Total interest income	7,378,276	7,406,422	14,599,275	14,745,922

INTEREST EXPENSE
Deposits	1,404,874	1,739,789	2,792,675	3,587,618
Other borrowed funds	401,417	336,114	837,966	662,610

Total interest expense	1,806,291	2,075,903	3,630,641	4,250,228

NET INTEREST INCOME	5,571,985	5,330,519	10,968,634	10,495,694

PROVISION FOR LOAN LOSSES	450,000	375,000	900,000	750,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,121,985	4,955,519	10,068,634	9,745,694

OTHER INCOME
Service charges on deposit accounts	855,636	787,084	1,654,206	1,557,721
Other service charges and fees	236,556	143,598	413,108	313,624
Other income	425,996	422,507	724,229	586,794

Total other income	1,518,188	1,353,189	2,791,543	2,458,139

OTHER EXPENSES
Salaries and employee benefits	2,252,111	1,959,324	4,353,717	3,891,152
Occupancy expense	743,563	663,444	1,446,656	1,354,309
Other operating expense	1,103,339	1,015,257	2,233,196	2,056,090
Earnings applicable to minority interest	45,593	44,469	88,088	83,762

Total other expenses	4,144,606	3,682,494	8,121,657	7,385,313

INCOME BEFORE PROVISION FOR INCOME TAXES	2,495,567	2,626,214	4,738,520	4,818,520

PROVISION FOR INCOME TAXES	693,633	854,534	1,263,546	1,527,251

NET INCOME	$1,801,934	$1,771,680	$3,474,974	$3,291,269

NET INCOME PER SHARE
-Basic	$0.36	$0.36	$0.70	$0.66

-Diluted	$0.36	$0.35	$0.69	$0.66

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004		2003	2004	2003
Net income		$1,801,934	$1,771,680	$3,474,974	$3,291,269
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)		-3,136,057	363,666	-2,678,388	191,676
Reclassification adjustment for (gains) losses included in net income		-7,979	200,149	-7,979	200,149

Total other comprehensive income (loss)		-3,128,078	163,517	-2,670,409	-8,473

Comprehensive income	-$	1,326,144	$1,935,197	$804,565	$3,282,796

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$6,173,679	$4,726,127

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	22,933,986	33,779,260
Proceeds from sale of investment securities available for sale	10,337,436	21,747,968
Purchases of investment securities available for sale	-39,712,255	-70,853,082
Purchases of bank premises and equipment	-324,214	-831,832
(Increase) Decrease in interest bearing deposits with other banks	-1,809,729	958,066
Net increase in federal funds sold	-6,000,000	2,300,000
Net increase in loans	-6,940,712	-29,393,721

Net Cash Used by Investing Activities	-21,515,488	-42,293,341

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,233,667	22,520,519
Net increase (decrease) in ABE loans	-264,328	-26,907
Decrease in FHLB advances	-4,502,865	9,521,330
Increase (decrease) in federal funds purchased	-1,500,000	4,900,000
Proceeds from exercise of stock options	146,463	0
Payment of dividends	-1,496,798	-1,392,882

Net Cash Provided by Financing Activities	15,616,139	35,522,060

Net Increase (Decrease) in Cash and Due from Banks	274,330	-2,045,154

Cash and Due From Banks, beginning of year	15,101,810	19,769,712

Cash and Due from Banks, end of period	$15,376,140	$17,724,558

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2004

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.53% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report for the year ended December 31, 2003, filed March 31, 2004.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2004, the Corporation had entered into commitments with certain customers that had an unused balance of $25,481,470 compared to $19,669,825 unused at December 31, 2003. There were $4,171,360 of letters of credit outstanding at June 30, 2004 and $1,199,800 at December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under the credit-related commitments into its asset and liability management program.

4.	Net income per share—Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options. Earnings per share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	4,988,586	4,974,578	4,986,831	4,974,578
Dilutive effect of granted options	68,503	37,537	71,415	33,020

Diluted weighted average shares outstanding	5,057,089	5,012,115	5,058,246	5,007,598

Net income	$1,801,934	$1,771,680	$3,474,974	$3,291,269
Net income per share-basic	$0.36	$0.36	$0.70	$0.66
Net income per share-diluted	$0.36	$0.35	$0.69	$0.66

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

6.	At June 30, 2004, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,801,934	$1,771,680	$3,474,974	$3,291,269
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	22,951	106,642	128,059	106,642

Pro forma net income	$1,778,983	$1,665,038	$3,346,915	$3,184,627

Basic earnings per share: As reported	0.36	0.36	0.70	0.66
Pro forma	0.36	0.33	0.67	0.64

Diluted earnings per share: As reported	0.36	0.35	0.69	0.66
Pro forma	0.35	0.33	0.66	0.64

7.	In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated. FIN 46 (as revised in December 2003) is effective for interest in VIE’s created or obtained by publicly traded entities after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 must be applied in the first interim or annual period ending after March 15, 2004. The adoption of FIN No. 46 by the Corporation did not have a material impact on the financial position or results of operations of the Corporation.

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

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.53% owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at June 30, 2004 was 60.70%, at December 31, 2003 was 56.99% and at June 30, 2003 was 67.18%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $154,250,296 at June 30, 2004. At June 30, 2004, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $111,116,314 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $55,956,865 at June 30, 2004, as compared to $56,502,076 at December 31, 2003. The main source of capital for the Corporation has been the retention of net income.

In 2003 certain employees and directors exercised stock options for 5,050 shares, and in the first quarter of 2004 an officer and a director exercised options for an aggregate of 8,200 shares of stock. These option exercises brought the number of shares outstanding to 4,995,778 at June 30, 2004. Cash dividends in the amount of $1,496,798, or $0.30 per share, have been paid in 2004 as of the end of the second quarter.

Quantitative measures established by Federal Deposit Insurance Corporation regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2004, the Corporation meets all capital adequacy requirements to which it is subject. The Bank was rated as “well capitalized” under FDIC regulations at June 30, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004

Total Capital (to Risk-Weighted Assets)	$57,206,338	14.92%	$30,676,039	>8.00%	$38,345,049	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	52,401,326	13.67%	15,338,020	>4.00%	23,007,029	>6.00%

Tier 1 Capital ( to Average Assets)	52,401,326	9.47%	22,134,522	>4.00%	27,668,153	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income, including fees	$7,378,276	$7,406,422	$14,599,275	$14,745,922
Interest Expense	1,806,291	2,075,903	3,630,641	4,250,228

Net Interest Income	5,571,985	5,330,519	10,968,634	10,495,694
Provision for Loan Losses	450,000	375,000	900,000	750,000

Net Interest Income after Provision for Loan Losses	5,121,985	4,955,519	10,068,634	9,745,694
Other Income	1,518,188	1,353,189	2,791,543	2,458,139
Other Expense	4,144,606	3,682,494	8,121,657	7,385,313

Income before Provision For Income Taxes	2,495,567	2,626,214	4,738,520	4,818,520
Provision for Income Taxes	693,633	854,534	1,263,546	1,527,251

Net Income	$1,801,934	$1,771,680	$3,474,974	$3,291,269

Net Income Per share - Basic	$0.36	$0.36	$0.70	$0.66

Net Income Per Share-Diluted	$0.36	$0.35	$0.68	$0.66

Net Income Per Share—Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share—Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.36% and 11.94% for the three and six months ended June 30, 2004, and 12.67% and 11.86% for the three and six months ended June 30, 2003.

The book value per share decreased to $11.20 at June 30, 2004 compared to $11.35 at December 31, 2003 and increased compared to $11.19 at June 30, 2003. The decrease in book value at June 30, 2004 as compared to December 31, 2003, was caused by the market adjustment on investment securities that are held Available-for-Sale. The market value of the security portfolio declined due to the rise in interest rates during the first six months of 2004. The increase in book value per share at June 30, 2004 compared to book value per share at June 30, 2003 is due to earnings exceeding dividends paid during this period, offset in part by the decline in the market value of the security portfolio due to the rise in interest rates during the first six months of 2004. Average assets for the six months ended June 30, 2004, were $557,412,480 compared to $549,519,773 for the year ended December 31, 2003 and $537,938,397 at June 30, 2003. Average equity increased to $58,205,647 for the six months ended June 30, 2004, from $56,121,211 for the year ended December 31, 2003 and $55,522,584 at June 30, 2003. Normal growth in both assets and equity were the reason for the increase in average year to date assets and average year to date equity.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income was $5,571,985 and $10,968,634 for the three and six month periods ended June 30, 2004, an increase of $241,466 and $472,940, respectively, over the same periods in 2003. Increases in loan volume and the continuing decline in interest rates paid on deposits contributed to these increases in net interest income.

The annualized net interest margin was 4.63% and 4.59% for the three and six month periods ended June 30, 2004, compared to an annualized net interest margin of 4.43% and

4.46% for the three and six months ended June 30, 2003. The increase in net interest margin is the result of continuing loan demand and the continued decline in rates paid on deposits. Earning assets averaged $499,491,026 for the six months ended June 30, 2004. This represented an increase of $8,920,141, or 1.8%, over average earning assets of $490,570,885 for the six months ended June 30, 2003. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest and Fees	$5,980,933	$5,922,331	$11,877,803	$11,748,489
Average Loans	356,026,281	327,304,186	356,026,281	322,032,539
Annualized Yield	6.72%	7.24%	6.67%	7.30%

The decrease in rates in both the three and six month periods ended June 30, 2004 reflect the decrease in all loan rates for both new and refinanced loans in the periods.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2004	Year to Date December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$365,819,271	$359,080,337	$6,738,934	1.88%
Allowance for Loan Losses	5,755,457	5,126,735	628,722	12.26%
Nonaccrual Loans	4,103,214	1,502,971	2,600,243	173.01%
Ratios:
Allowance for loan losses to gross loans	1.57%	1.43%
Net loans charged off to allowance for loan losses	4.51%	41.62%

The increase in nonaccrual loans from December 31, 2003 to June 30, 2004 was the result of the deterioration in credit quality for a single borrower and is not an indication of any downward trend in overall credit quality. Management believes that adequate allowances have been made to offset the loss, if any, associated with this particular credit.

The provision for loan losses for the three months ended June 30, 2004 was $450,000, an increase of $75,000, or 20.0%, over the $375,000 for the same period in 2003. The provision for the six months ended June 30, 2004, was $900,000, an increase of $150,000 or 20% over the $750,000 for the six months ended June 30, 2003. The increase in the provision was made to bring the allowance back to a level deemed sufficient by Management (based on the factors discussed above in this section) to cover anticipated loan losses after the net charge-offs for these periods and to cover the increases in the loan portfolio.

For the three months ended June 30, 2004, net loan losses charged to allowance for loan losses totaled $100,471, a decrease of $157,913 over the net loan losses charged to the allowance in the same period in 2003. For the six months ended June 30, 2003, net loan losses charged to the allowance for loan losses totaled $259,418, a decrease of $194,592 over the same period in 2003.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last three months that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio based on an analysis of the portfolio on an individual loan basis with the loans of lesser quality receiving a higher allowance for possible loss. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

OTHER OPERATING INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rental fees and other revenue not derived from interest on earning assets.

Other operating income for the three months ended June 30, 2004 increased $164,999, or 12.2%, over the same period in 2003 and for the six months ended June 30, 2004, increased $333,404, or 13.6%, over the same period in 2003. The increase was the result of increased overdraft, returned check income and other service charges related to an increase in deposit customers and an increase in income received from bank-owned life insurance that is used to fund employee benefits.

OTHER EXPENSE

Other expense includes salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expense for the three and six months ended June 30, 2004 were $4,144,606 and $8,121,657 compared to the $3,682,494 and $7,385,313 for the three and six months ended June 30, 2003, an increase of $462,112, or 12.5%, and $736,344, or 10.0%, respectively. Salaries and benefits increased to $2,252,111 and $4,353,717 for the first three and six months of 2004 from $1,959,324 and $3,891,152 for the same period in 2003, an increase of $292,787, or 14.9%, and $462,565, or 11.9%, respectively. Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in salaries and benefits. These increases in salaries and employee benefits caused the increase in other expenses. The Corporation’s efficiency ratio (the ratio of operating expenses to net interest income and other operating income) for the three and six month periods ended June 30, 2004 was 56.57% and 57.12%, compared to 53.69% and 55.57% for the same periods in 2003.

BALANCE SHEET ANALYSIS

	June 30, 2004	December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$15,376,140	$15,199,846	$176,294	1.16%
Investment Securities	144,042,660	143,181,383	861,277	0.60%
Loans, net	358,248,995	351,937,005	6,311,990	1.79%
Total Assets	567,722,624	550,761,143	16,961,481	3.08%

Total Deposits	461,930,965	438,697,298	23,233,667	5.30%

Total Stockholders’ Equity	55,956,865	56,502,076	-545,211	-0.96%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance for the second quarter of 2004 increased $274,330 over $15,101,810 as of December 31, 2003 due to normal fluctuations in cash letters sent for collection on the last day of the quarter.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank stock. Investments increased $861,277, or .6%, from the balance at December 31, 2003 due to the investment of excess funds that were not used to fund new loans.

LOANS

Loan demand in the Corporation’s service area began to strengthen as net loans increased by $6,311,990, or 1.8%, during the six month period ended June 30, 2004 as compared to $351,937,005 at December 31, 2003. Residential housing loans continue to be in demand along with commercial and industrial loans. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	June 30, 2004	December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninteresting-bearing Deposits	$71,280,144	$63,070,459	$8,209,685	13.02%
Interest-bearing Deposits	129,735,850	117,431,141	12,304,709	10.48%
Savings	38,650,524	36,436,696	2,213,828	6.08%
Certificates of Deposit	222,264,447	221,759,002	505,445	0.23%

Total Deposits	$461,930,965	$438,697,298	$23,233,667	5.30%

The increase is the result of normal deposit growth. The Corporation believes that deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Although the Federal Reserve Bank raised key interest rates during the quarter ended June 30, 2004, this rate increase has had little affect on the Corporation’s net interest margin. Market rates on NOW accounts, money market deposit accounts and savings deposits have not responded immediately to the Fed’s interest rate increase and the Corporation believes that when local market pressure causes these rates to increase, they will not increase the full amount of the Fed rate increase. Certificates of deposit will not reprice until their respective maturities and therefore any increase in rates paid will occur over the remaining maturity schedule of the certificate of deposit. If the increase in interest rates is carried out over a period of time, the Corporation believes that the effect on its earnings will be minimized. The Corporation believes that a substantial increase in rates over a short period of time would have a negative effect on the net interest income of the Corporation due to its liability sensitive position. The Corporation will continue to monitor the upward movement in interest rates and will adjust our rates accordingly to compete with our market’s interest rate structure.

Although the Fed has begun to increase key interest rates, the Corporation’s market risk has not changed materially since the end of the last fiscal year end of December 31, 2003. Any more Fed interest rate increases in the near future could have the effect of changing the Corporation’s market risk.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Stock Repurchase Plan

The Corporation does not have a plan in effect to repurchase its shares of common stock.

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

The Corporation’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends; dividends are limited to earned surplus in excess of three times the Bank’s capital stock. At June 30, 2004 the maximum amount available for transfer from the Bank in the form of cash dividends was $50,942,000.

FRB regulations limit the amount the Bank may loan to the Corporation unless those loans are collateralized by specific obligations. At June 30, 2004, the maximum amount available for transfer from the Bank in the form of loans was $56,772,262. The maximum amount available for transfer from the Bank in the form of both cash dividends and loans was $107,714,262 (which represents 19% of the Bank’s consolidated net assets).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 27, 2003 at 3:30 p.m. at the Main Office of The Citizens Bank of Philadelphia, 521 Main Street, Philadelphia, Mississippi. At this meeting there were 4,039,371 shares, or 81.0%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting.

The shareholders considered and voted upon a proposal to set the number of directors to serve on the Board of Directors at ten members. The shareholders of the Corporation adopted this proposal by a vote of 3,840,552 for the proposal and 188,894 shares against the proposal, with 9,922 abstentions and broker non-votes.

An election was held to elect three Class II directors to a three-year term expiring in 2007. The votes for each nominee were:

	Shares Voted For	Shares Withheld
Karl Brantley	3,889,738	149,630
David A. King	4,025,763	13,608
Greg L. McKee	3,995,326	44,044

The shareholders considered and voted on Amendment No. 2 to the 1999 Directors’ Stock Compensation Plan that was previously passed by a vote of the board of directors. This amendment increased by 105,000 the number of shares of common stock of the Corporation available for the grant of stock under the plan. This amendment was approved by the shareholders by a vote of 3,223,953 for the amendment and 72,341 votes against, with 743,077 abstentions and broker non-votes.

The shareholders considered and voted upon a proposal to ratify the Horne CPA Group as the Corporation’s independent auditors for the fiscal year ending December 31, 2004. The shareholders of the Corporation adopted this proposal by a vote of 4,023,098 affirmative votes to 4,630 votes against, with 11,640 abstentions and broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3	(i)	Amended Articles of Incorporation of the Corporation*

3	(ii)	Amended and Restated Bylaws of the Corporation*

31	(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31	(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.

(b)	Reports on Form 8-K.

The following reports on form 8-K were filed by the Corporation during the last quarter of the period covered by this Form 10-Q:

On April 27, 2004, the Corporation furnished on Form 8-K under Item 5, Item 7(a), and Item 12 a press release announcing the financial results of the Corporation for the quarter ended March 31, 2004.

On May 27, the Corporation furnished on Form 8-K under Item 7(c) and Item 9 a press release announcing the payment of a $.15 per share dividend of the Corporation for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 13, 2004			DATE: August 13, 2004