Form 10-Q
period 2004-09-30
CITIZENS HOLDING CO /MS/
filed 2004-11-15
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2004.

Title	Outstanding
Common Stock, $.20 par value	5,000,278

CITIZENS HOLDING COMPANY

THIRD QUARTER 2004 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and due from banks	$19,086,570	$15,101,810
Interest bearing deposits with other banks	189,701	98,036
Federal funds sold	4,500,000	0
Investment securities available-for-sale, at fair value	146,254,608	143,181,383
Loans, net of allowance for loan losses of $5,794,980 in 2004 and $5,126,735 in 2003	363,185,897	351,937,005
Premises and equipment, net	9,899,659	9,998,973
Real estate acquired by foreclosure	745,436	695,018
Accrued interest receivable	4,652,272	4,206,104
Cash value of life insurance	15,091,841	14,880,618
Intangible assets (net)	5,987,353	6,390,480
Other assets	4,964,706	4,271,716

TOTAL ASSETS	$574,558,043	$550,761,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$83,018,814	$63,070,459
Interest-bearing NOW and money market accounts	129,087,426	117,431,141
Interest bearing savings deposits	39,037,209	36,436,696
Interest bearing time deposits	214,184,225	221,759,002

Total deposits	465,327,674	438,697,298

Accrued interest payable	543,506	668,538
Federal Home Loan Bank advances	42,877,863	47,636,847
Federal funds purchased	0	1,500,000
Directors deferred compensation payable	1,963,048	1,832,211
Other liabilities	3,015,384	2,540,822

Total liabilities	513,727,475	492,875,716
Minority interest	1,450,639	1,383,351

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,000,278 shares outstanding at September 30, 2004 and 4,979,628 shares at December 31, 2003	1,000,056	995,926
Additional paid-in capital	3,150,246	2,944,314
Retained earnings	54,258,862	51,091,798
Accumulated other comprehensive income, net of deferred tax liability of $419,216 in 2004 and $764,050 in 2003	970,765	1,470,038

Total stockholders’ equity	59,379,929	56,502,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$574,558,043	$550,761,143

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$5,972,998	$5,941,778	$17,850,801	$17,690,267
Interest on securities	1,505,360	1,564,871	4,196,486	4,537,942
Other interest	23,582	3,998	53,928	28,360

Total interest income	7,501,940	7,510,647	22,101,215	22,256,569

INTEREST EXPENSE
Deposits	1,433,549	1,572,462	4,226,224	5,160,080
Other borrowed funds	475,454	454,840	1,313,420	1,117,450

Total interest expense	1,909,003	2,027,302	5,539,644	6,277,530

NET INTEREST INCOME	5,592,937	5,483,345	16,561,571	15,979,039

PROVISION FOR LOAN LOSSES	121,691	717,400	1,021,691	1,467,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,471,246	4,765,945	15,539,880	14,511,639

NON-INTEREST INCOME
Service charges on deposit accounts	880,417	858,633	2,534,623	2,416,354
Other service charges and fees	116,532	217,221	529,640	530,845
Other income	368,274	598,545	1,092,503	1,185,339

Total non-interest income	1,365,223	1,674,399	4,156,766	4,132,538

NON-INTEREST EXPENSE
Salaries and employee benefits	2,275,272	2,016,484	6,628,989	5,907,636
Occupancy expense	759,316	717,913	2,205,972	2,072,222
Other operating expense	1,106,545	1,038,874	3,339,741	3,094,964
Earnings applicable to minority interest	48,949	48,588	137,037	132,350

Total non-interest expense	4,190,082	3,821,859	12,311,739	11,207,172

INCOME BEFORE INCOME TAXES	2,646,387	2,618,485	7,384,907	7,437,005

INCOME TAX EXPENSE	708,018	705,488	1,971,564	2,232,739

NET INCOME	$1,938,369	$1,912,997	$5,413,343	$5,204,266

NET INCOME PER SHARE
-Basic	$0.39	$0.38	$1.08	$1.05

-Diluted	$0.38	$0.38	$1.07	$1.04

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,938,369	$1,912,997	$5,413,343	$5,204,266
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	2,172,095	-1,514,282	-506,293	-1,322,606
Reclassification adjustment for (gains) losses included in net income	959	271,018	-7,020	471,167

Total other comprehensive income (loss)	2,171,136	-1,785,300	-499,273	-1,793,773

Comprehensive income	$4,109,505	$127,697	$4,914,070	$3,410,493

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$8,562,513	$8,676,283

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available-for-sale	30,927,404	52,797,166
Proceeds from sale of investment securities available-for-sale	21,852,802	35,061,984
Purchases of investment securities available-for-sale	-57,700,736	-101,141,113
Purchases of bank premises and equipment	-729,686	-1,285,328
Increase in interest bearing deposits with other banks	-91,665	-2,622,376
Decrease in Federal funds purchased	-1,500,000	0
Increase in Federal funds sold	-4,500,000	-7,100,000
Sale of real estate acquired by foreclosure	1,129,611	0
Net increase in loans	-13,636,028	-37,452,946

Net Cash Used by Investing Activities	-24,248,298	-61,742,613

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,630,376	27,993,510
Increase (Decrease) in FHLB advances	-4,758,984	24,277,533
Proceeds from exercise of stock options	45,993	0
Payment of dividends	-2,246,840	-2,089,333

Net Cash Provided by Financing Activities	19,670,545	50,181,710

Net Increase (Decrease) in Cash and Due from Banks	3,984,760	-2,884,620

Cash and Due From Banks, beginning of year	15,101,810	19,769,712

Cash and Due from Banks, end of period	$19,086,570	$16,885,092

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2004

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.53% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company that were included in the Form 10-K Annual Report for the year ended December 31, 2003, filed March 31, 2004.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2004, the Corporation had entered into commitments with certain customers that had an unused balance of $23,940,717 compared to $19,669,825 unused at December 31, 2003. There were $4,490,978 of letters of credit outstanding at September 30, 2004 and $1,199,800 at December 31, 2003. Because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under the credit-related commitments into its asset and liability management program.

4.	Net income per share-Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share-Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Stock options have a dilutive effect when the current market price exceeds the option exercise price and have an anti-dilutive effect when the exercise price exceeds the current market price. Net income per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic weighted average shares outstanding	4,997,099	4,974,578	4,990,279	4,974,578
Dilutive effect of granted options	58,744	28,776	66,860	38,036

Diluted weighted average shares outstanding	5,055,843	5,003,354	5,057,139	5,012,614

Net income	$1,938,369	$1,912,997	$5,413,343	$5,204,266
Net income per share-basic	$0.39	$0.38	$1.08	$1.05
Net income per share-diluted	$0.38	$0.38	$1.07	$1.04

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

6.	At September 30, 2004, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,938,369	$1,912,996	$5,413,343	$5,204,266

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	118,260	201,610	118,260

Pro forma net income	$1,938,369	$1,794,736	$5,211,733	$5,086,006

Basic earnings per share: As reported	$0.39	$0.38	$1.08	$1.05
Pro forma	0.39	0.36	1.04	1.02

Diluted earnings per share: As reported	$0.38	$0.38	$1.07	$1.04
Pro forma	0.38	0.36	1.03	1.01

7.	In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated. FIN 46 (as revised in December 2003) is effective for interest in VIE’s created or obtained by publicly traded entities after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 must be applied in the first interim or annual period ending after March 15, 2004. The adoption of FIN No. 46 by the Corporation did not have a material impact on the financial position or results of operations of the Corporation.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation was 60.51% at September 30, 2004, 56.99% at December 31, 2003 and 62.28% at September 30, 2003. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its security investments or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. Deposits are the chief source of the Corporation’s liquidity. In addition, the Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $154,250,296 at September 30, 2004. At September 30, 2004, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $111,372,433 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $59,379,929 at September 30, 2004, as compared to $56,502,076 at December 31, 2003. The main source of capital for the Corporation has been the retention of net income.

The Corporation does not anticipate any capital expenditures on expansion, new services, equipment or personnel in the near future other than what that may be necessary to accommodate normal growth of the Corporation.

In 2003, certain employees and directors exercised stock options for 5,050 shares. In 2004, officer and directors exercised options for an aggregate of 8,200 shares of stock in the first quarter, 7,950 shares in the second quarter and 4,500 shares in the third quarter.

These option exercises brought the number of shares outstanding to 5,000,278 at September 30, 2004. Cash dividends in the amount of $2,246,840, or $0.45 per share, have been paid in 2004 as of the end of the third quarter.

Quantitative measures established by Federal Deposit Insurance Corporation regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2004, the Corporation meets all capital adequacy requirements to which it is subject. The Bank was rated as “well capitalized” under FDIC regulations at September 30, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004

Total Capital (to Risk-Weighted Assets)	$58,735,080	15.13%	$31,046,238	>8.00%	$38,807,797	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	53,872,451	13.88%	15,523,119	>4.00%	23,284,678	>6.00%

Tier 1 Capital ( to Average Assets)	53,872,451	9.51%	22,656,036	>4.00%	28,320,045	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income, including fees	$7,501,940	$7,510,647	$22,101,215	$22,256,569
Interest Expense	1,909,003	2,027,302	5,539,644	6,277,530

Net Interest Income	5,592,937	5,483,345	16,561,571	15,979,039
Provision for Loan Losses	121,691	717,400	1,021,691	1,467,400

Net Interest Income after Provision for Loan Losses	5,471,246	4,765,945	15,539,880	14,511,639
Other Income	1,365,223	1,674,399	4,156,766	4,132,538
Other Expense	4,190,082	3,821,859	12,311,739	11,207,172

Income before income taxes	2,646,387	2,618,485	7,384,907	7,437,005
Income Tax expense	708,018	705,488	1,971,564	2,232,739

Net Income	$1,938,369	$1,912,997	$5,413,343	$5,204,266

Net Income Per share - Basic	$0.39	$0.38	$1.08	$1.05

Net Income Per Share-Diluted	$0.38	$0.38	$1.07	$1.04

Net Income Per Share-Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share-Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method, as described in Note 4 to the financial statements.

Annualized return on average equity (ROE) was 13.33% and 12.40% for the three and nine months ended September 30, 2004, compared to 13.37% and 12.37% for the three and nine months ended September 30, 2003.

The book value per share increased to $11.88 at September 30, 2004 compared to $11.35 at December 31, 2003 and to $11.08 at September 30, 2003. The increase in book value at September 30, 2004 as compared to December 31, 2003 and September 30, 2003 is due to earnings exceeding dividends paid during these periods, offset in part by the decline in the market value of the security portfolio due to the rise in interest rates. Average assets for the nine months ended September 30, 2004, were $562,440,841 compared to $549,519,773 for the year ended December 31, 2003 and $547,435,590 at September 30, 2003. Average equity increased to $58,186,523 for the nine months ended September 30, 2004, from $56,121,211 for the year ended December 31, 2003 and $56,100,776 at September 30, 2003. Normal growth in both assets and equity were the reason for the increase in average year to date assets and average year to date equity.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

Net interest income was $5,592,937 and $16,561,571 for the three and nine month periods ended September 30, 2004, an increase of $109,592 and $582,532, respectively, over the same periods in 2003. Increases in loan volume accounted for a large part of the net interest income increase while the yield on the loan portfolio declined slightly as did the rates paid on deposits.

The annualized net interest margin was 4.53% and 4.56% for the three and nine month periods ended September 30, 2004, compared to an annualized net interest margin of 4.42% and 4.44% for the three and nine months ended September 30, 2003. The increase in net interest margin is the result of continuing loan demand and the continued decline in rates paid on deposits. Earning assets averaged $504,058,412 for the nine months ended September 30, 2004. This represented an increase of $4,350,533, or .9%, over average earning assets of $499,707,879 for the nine months ended September 30, 2003. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and Fees	$5,972,998	$5,941,778	$17,850,801	$17,690,267
Average Loans	362,276,421	342,553,750	358,124,868	333,319,170
Annualized Yield	6.59%	6.94%	6.65%	7.08%

The decrease in rates in both the three and nine month periods ended September 30, 2004 as compared to the same periods in prior periods reflect the decrease in all loan rates for both new and refinanced loans in the periods.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2004	Year to Date December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$370,727,510	$359,080,337	$11,647,173	3.24%
Allowance for Loan Losses	5,794,980	5,126,735	668,245	13.03%
Nonaccrual Loans	4,034,955	1,502,971	2,531,984	168.47%
Ratios:
Allowance for loan losses to gross loans	1.56%	1.43%
Net loans charged off to allowance for loan losses	6.10%	41.62%

The increase in nonaccrual loans from December 31, 2003 to September 30, 2004 was the result of the deterioration in credit quality for a single borrower and is not an indication of any downward trend in overall credit quality. The balance of this credit at September 30, 2004 totaled $3,612,219, and there is a related specific reserve of $1,163,666. Management believes that adequate allowances have been made to offset the loss, if any, associated with this particular credit.

The provision for loan losses for the three months ended September 30, 2004 was $121,691, a decrease of $595,709, or 83.0%, over the $717,400 for the same period in 2003. The provision for the nine months ended September 30, 2004, was $1,021,691, a decrease of $445,709 or 30.4% over the $1,467,400 for the nine months ended September 30, 2003. The decrease in the provision was made to bring the allowance back to a level deemed sufficient by Management (based on the factors discussed above in this section) to cover anticipated loan losses after the net charge-offs for these periods and to cover the increases in the loan portfolio. The Corporation used an in-depth analysis of the Corporation’s current loan portfolio, using a loan grading system and the assignment of specific reserves to certain loans, to determine what would represent a reasonable and adequate allowance for loan loss.

For the three months ended September 30, 2004, net loan losses charged to the allowance for loan losses totaled $94,027, a decrease of $273,407 over the net loan losses charged to the allowance in the same period in 2003. For the nine months ended September 30, 2003, net loan losses charged to the allowance for loan losses totaled $353,445, a decrease of $467,999 over the same period in 2003.

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

OTHER OPERATING INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rental fees and other revenue not derived from interest on earning assets such as income received from the sale of investment securities.

Other operating income for the three months ended September 30, 2004 decreased $309,176, or 18.5%, to $1,365,223 over the same period in 2003 and for the nine months ended September 30, 2004, increased $24,228, or ..6%, to $4,156,766 over the same period in 2003. The decrease in 2004 for the three month period was due mainly to a reduction in the income received from the sale of investment securities and the recognition of the proceeds of a bank owned life insurance policy on a director in the third quarter of 2003.

OTHER EXPENSE

Other expense includes salaries and employee benefits, occupancy and equipment, and other operating expenses such as legal and accounting, office supplies, postage and other expenses necessary for the operation of a business. Other expense for the three and nine months ended September 30, 2004 were $4,190,082 and $12,311,739 compared to $3,821,859 and $11,207,172 for the three and nine months ended September 30, 2003, an increase of $368,223, or 9.6%, and $1,104,567, or 9.9%, respectively. Salaries and benefits increased to $2,275,272 and $6,628,989 for the three and nine months of 2004 from $2,016,484 and $5,907,636 for the same period in 2003, an increase of $258,788, or 12.8%, and $721,353, or 12.2%, respectively. Normal growth in the Corporation, along with annual increases in salaries and increased cost of employee benefits, were the main reasons for the increase in salaries and benefits. These increases in salaries and employee benefits are primarily responsible for the overall increase in other expense. The remainder of this increase is due to increased expenses related to normal growth and inflation. The Corporation’s efficiency ratio (the ratio of operating expenses to net interest income and other operating income) for the three and nine month periods ended September 30, 2004 was 58.07% and 57.44%, compared to 51.88% and 54.26% for the same periods in 2003.

The Corporation anticipates the expenditures it will make in the fourth quarter in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will have a material effect on the Company’s earnings, but the Corporation is unable to quantify the amount of these anticipated expenditures.

BALANCE SHEET ANALYSIS

	September 30, 2004	December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$19,276,271	$15,199,846	$4,076,425	26.82%
Investment Securities	146,254,608	143,181,383	3,073,225	2.15%
Loans, net	363,185,897	351,937,005	11,248,892	3.20%
Total Assets	574,558,043	550,761,143	23,796,900	4.32%

Total Deposits	465,327,674	438,697,298	26,630,376	6.07%

Total Stockholders’ Equity	59,379,929	56,502,076	2,877,853	5.09%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance as of the end of the third quarter of 2004 increased $4,076,425 compared to $15,199,846 as of December 31, 2003 due to normal fluctuations in cash letters sent for collection on the last day of the quarter.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank stock. Investments increased $3,073,225, or 2.2%, from the balance at December 31, 2003 due to the investment of excess funds that were not used to fund new loans.

LOANS

Loan demand in the Corporation’s service area began to strengthen as in the first nine months of 2004. Net loans increased by $11,248,892, or 3.2%, during the nine month period ended September 30, 2004 as compared to $351,937,005 at December 31, 2003. Commercial, financial and agricultural loans increased $14,317,978, or 7.7%, consumer loans increased $1,919,155, or 3.2%, real estate mortgage loans increased $500,699, or .5% while real estate construction loans decreased $5,090,659, or 33.0%. No special loan programs were initiated during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	September 30, 2004	December 31, 2003	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninteresting-bearing Deposits	$83,018,814	$63,070,459	$19,948,355	31.63%
Interest-bearing Deposits	129,087,426	117,431,141	11,656,285	9.93%
Savings	39,037,209	36,436,696	2,600,513	7.14%
Certificates of Deposit	214,184,225	221,759,002	-7,574,777	-3.42%

Total Deposits	$465,327,674	$438,697,298	$26,630,376	6.07%

The increase in total deposits is the result of normal deposit growth. The Corporation believes that deposit growth was influenced by the decline in the stock market and the need for more conservative investments by our depositors. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period. Certificates of deposit declined due to competitive pressure from financial institutions in our market area.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has no off-balance sheet arrangements except as set forth in Note 3 in the notes to the consolidated financial statements included in this report, which provides a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Although the Federal Reserve Bank raised key interest rates during the quarter ended September 30, 2004, this rate increase has had little affect on the Corporation’s net interest margin. Market rates on NOW accounts, money market deposit accounts and savings deposits have not responded immediately to the Fed’s interest rate increase and the Corporation believes that when local market pressure causes these rates to increase, they will not increase the full amount of the Fed rate increase. Certificates of deposit will not reprice until their respective maturities and therefore any increase in rates paid will occur over the remaining maturity schedule of the certificate of deposit. If the increase in interest rates is carried out over a period of time, the Corporation believes that the effect on its earnings will be minimized. The Corporation believes that a substantial increase in rates over a short period of time would have a negative effect on the net interest income of the Corporation due to its liability sensitive position. The Corporation will continue to monitor the upward movement in interest rates and will adjust our rates accordingly to compete with our market’s interest rate structure.

Although the Fed has begun to increase key interest rates, the Corporation’s market risk has not changed materially since the end of the last fiscal year end of December 31, 2003. Any more Fed interest rate increases in the near future could have the effect of changing the Corporation’s market risk.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no changes in the Corporation’s internal controls over financial reporting (as defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Stock Repurchase Plan

The Corporation does not have a plan in effect to repurchase its shares of common stock. In the third quarter of 2004, there were no stock repurchases of Corporation stock. There have been no sales of unregistered securities during 2004.

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

The Corporation’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Corporation. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying dividends; dividends are limited to earned surplus in excess of three times the Bank’s capital stock. At September 30, 2004 the maximum amount available for transfer from the Bank to the Corporation in the form of cash dividends was $50,942,000.

FRB regulations limit the amount the Bank may loan to the Corporation unless those loans are collateralized by specific obligations. At September 30, 2004, the maximum amount available for transfer from the Bank in the form of loans was $57,455,804. The maximum amount available for transfer from the Bank in the form of both cash dividends and loans was $108,397,804 (which represents 19% of the Bank’s consolidated net assets).

ITEM 6.	EXHIBITS

	3(i)	Amended Articles of Incorporation of the Corporation	*

	3(ii)	Amended and Restated Bylaws of the Corporation	*

	31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

	31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

	32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

	32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief		Treasurer and Chief
	Executive Officer		Financial Officer

DATE: November 12, 2004		DATE: November 12, 2004

EXHIBIT INDEX

EXHIBITS

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.