Form 10-K
period 2004-12-31
CITIZENS HOLDING CO /MS/
filed 2005-03-16
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

As of June 30, 2004, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $86,306,808.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2005
Common stock, $.20 par value	5,001,278 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1 “Business” and in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and The Citizens Bank of Philadelphia, Mississippi (the “Bank”) include, but are not limited to, the following:

•	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;

•	changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses;

•	increased competition from other financial institutions;

•	the impact of technological advances;

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	changes in asset quality and loan demand;

•	expectations about overall economic strength and the performance of the economy in the Company’s market area; and

•	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 1. BUSINESS

BACKGROUND

The Company is a one-bank holding company that holds 97.56% of the outstanding shares of the Bank. The Company was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank’s adoption of a one-bank holding company structure.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2004, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $586,706,680 and total deposits of $475,574,014. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8 of this Annual Report on Form 10-K.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350 and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

The Company acquired by merger CB&T Capital Corporation and Citizens Bank & Trust Company in Louisville, Mississippi, in the second quarter of 2002. This acquisition added approximately $70 million in assets to the Company. The purchase price of the net assets totaled approximately $12.3 million in cash and was based on a multiple of approximately 1.505 times the book value, subject to certain adjustments, of the acquired company.

In July 2001, the Company purchased two branches of Union Planters National Bank located in Forest and Decatur, Mississippi. This acquisition had the effect of adding $30,506,745 in assets, including $11,703,517 in loans and $30,284,185 in deposits.

OPERATIONS

Through its ownership of the Bank, the Company engages in a wide range of commercial and personal banking activities, including accepting demand deposits, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services. The Company also provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers.

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 68.0% of gross revenues in 2004, 67.6% in 2003 and 65.3% in 2002. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties and contiguous counties. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any customer, and it has no foreign operations.

The Company’s eight county market area is mainly rural, with Meridian, population 41,036, being the largest city. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians; their schools, manufacturing plants and their main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 5,000 people within the Company’s market area.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 67.9% of the Company’s loan portfolio has been attributed to this category of lending. Another 18.0% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 14.1% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of various Company directors, including the Chairman of the Board. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policy, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. However, because the Company’s local economy in the past few years has been strong, with unemployment at historic lows, and is projected to remain strong in the near future, management believes that general risk levels are low.

In addition to lending services, the Company provides a wide range of personal and corporate trusts and trust-related services. The Company serves as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as the guardian of the estates of minors and incompetents, and as escrow agent under various agreements. The Company also offers discount brokerage services through First Tennessee Bank.

Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and its Internet site (http://www.thecitizensbankphila.com), the Company’s customers have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables the Company’s customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, who is 43 years old, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Office of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, who is 53 years old, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller from 1987 until 2001 and Assistant Vice-President from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it; their entire salary is paid by the Bank. At December 31, 2004, the Bank employed 237 full-time employees and 42 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

SUPERVISION AND REGULATION

The Bank is chartered under the banking laws of the State of Mississippi and is subject to the supervision of, and is regularly examined by, the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Corporation (“FDIC”). The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to the supervision of the Federal Reserve Board (“FRB”). Certain legislation and regulations affecting the businesses of the Company and the Bank are discussed below.

General.

The FRB requires the Company to maintain certain levels of capital and to file an annual report with the FRB. The FRB also has the authority to conduct examinations of the Company and the Bank and to take enforcement action against any bank holding company that engages in any unsafe or unsound practice or that violates certain laws, regulations, or conditions imposed in writing by the FRB.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. The Company’s leverage capital ratio at December 31, 2004 was 9.72%.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Company and Bank are classified as well capitalized under the guidelines promulgated by the Federal Reserve Bank under their Regulation F.

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

Restrictions on Dividends and Other Distributions.

The Company’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to federal statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2004, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $55,542,000, or 9% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2004, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was 19% of the Bank’s consolidated net assets.

FDIC Insurance Assessments.

The FDIC has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), both of which are administered by the FDIC. The Bank’s deposits are insured through BIF except for those deposits the Bank acquired from the Resolution Trust Corporation in April, 1994. This acquisition consisted of one branch of the former Security Federal Savings and Loan in Kosciusko, Mississippi, and these deposits remain insured through the SAIF.

Deposit insurance premiums for banks and savings associations were increased as a result of The Financial Institutions Reform, Recovery and Enforcement Act of 1989. Losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Other BHC Act Provisions

The BHC Act requires a bank holding company to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company. The BHC Act provides that the FRB shall not approve any acquisition, merger or consolidation which would result in a monopoly or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. The FRB also will not approve any other transactions in which the effect might be to substantially lessen competition or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The BHC Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or from acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this rule is for engaging in or acquiring shares of a company whose activities are found by the FRB to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency of resources that outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The BHC Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located.

The Company and the Bank are subject to certain restrictions imposed by the Federal Reserve Act and the Federal Deposit Insurance Act on any extensions of credit to the Company or the Bank, on investments in the stock or other securities of the Company or the Bank, and on taking such stock or other securities as collateral for loans of any borrower.

The BHC Act was recently amended to permit “financial holding companies” to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was enacted on November 12, 1999, and became effective on March 11, 2000. In order to qualify as a financial holding company, the Company must declare to the Federal Reserve its intention to become a financial holding company and certify that the Bank meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act of 1997. As of December 31, 2004, we had not elected to become a financial holding company.

Interstate Banking and Branching.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) was signed into law. The Interstate Act effectively permits nationwide banking by removing territorial restrictions on interstate bank mergers.

Interstate branching by merger with, or acquisition or consolidation of, banks located in different states was permitted beginning June 1, 1997, except in states that have passed legislation prior to that date “opting-out” of interstate branching. If a state opted-out prior to June 1, 1997, then banks located in that state can not participate in interstate branching. Effective May 1, 1997, Mississippi “opted in” to the interstate branching provision of the Interstate Act.

Community Reinvestment Act.

The Community Reinvestment Act of 1997, as amended (“CRA”), requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of the local community, including low and moderate-income neighborhoods. The regulations promulgated under CRA emphasize an assessment of actual performance in meeting local credit needs, rather than of the procedures followed by a bank, to evaluate compliance with the CRA. CRA compliance is also a factor in evaluations of proposed mergers, acquisitions and applications to open new branches or facilities. Overall CRA compliance is rated across a four-point scale from “outstanding” to “substantial noncompliance.” Different evaluation methods are used depending on the asset size of the bank.

The FDIC examined the Bank on August 21, 2001 and again most recently on August 17, 2004, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

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

Impact of Monetary Policies.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks’ earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted.

COMPETITION

The banking business is highly competitive. The Company’s market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties in Mississippi. The Company also competes with other financial institutions in those counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

All financial institutions, including the Company, compete for customers’ deposits. The Company competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Company. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Also, as a local institution, the Company believes it can provide these services faster than a larger institution.

Recent changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Interstate Act and other recent and proposed changes in banking laws and regulations are expected to continue to further stimulate competition in the markets in which the Company operates, although it is not possible to predict the extent or timing of such increased competition.

Currently, there are approximately fourteen different financial institutions in the Company’s market area competing for the same customer base. Despite these challenges, the Company has not only been able to maintain its market share, but has actually increased its share in recent years. As of June 30, 2004, the Company’s market share in its market area was approximately 17%. The Company competes in its market for loan and deposit products along with many of the other services required by today’s banking customer. The Company believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

AVAILABILITY OF INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are not currently available on its website, http://www.thecitizensbankphila.com. The Company is in the process of modifying its website and, after these modifications, the Company’s annual, quarterly and current reports will be available on its website. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Robert T. Smith, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

ITEM 2. PROPERTIES

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, and from 18 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties, Mississippi. Information about these branches is set forth in the table below:

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
Noxapater, MS
(662) 724-4261

The Bank owns its main office and its branch offices, except for the Pearl River branch office, which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

Information required in partial response to this Item 5 can be found under the heading ““Market Price and Dividend Information” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, 2003 and 2002 - Selected Financial Data” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, 2003 and 2002” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required in response to this Item 7A can be found under the heading “Quantitative and Qualitative Disclosures about Market Risk” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of

Independent Registered Public Accounting Firm (Internal Control)” in the Company’s Consolidated Financial Statements contained in its 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal controls over financial reporting in the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2005, relating to its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2005, relating to its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2005, relating to its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides additional information about the Company’s equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	214,000	$15.53	305,462	(2)
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	214,000	$15.53	305,462

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)	Includes 109,200 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. Also includes 196,262 shares available for future issuance under the 1999 Employees’ Long-Term Incentive Plan (“LTIP”). Under the terms of the LTIP, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be awarded under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2005, relating to its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 23, 2005, relating to its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2002, 2003 and 2004, which include the following:

	(i)	Report of Independent Registered Public Accounting Firm ( Financial Statements)
	(ii)	Report of Independent Registered Public Accounting Firm ( Internal Control)
	(iii)	Management’s Assessment of Internal Control over Financial Reporting
	(iv)	Consolidated Balance Sheets
	(v)	Consolidated Statements of Income
	(vi)	Consolidated Statements of Comprehensive Income
	(vii)	Consolidated Statements of Changes in Shareholders’ Equity
	(viii)	Consolidated Statements of Cash Flows
	(ix)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K
	3(i)	Amended Articles of Incorporation of the Company	*
	3(ii)	Amended and Restated Bylaws of the Company	*
	4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*
	10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†
	10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†
	10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†
	10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	**†
	10(e)	Summary of Consulting Agreement between the Company and Steve Webb	**†
	10(f)	Supplemental Executive Retirement Plan	†

13	2005 Annual Report to Shareholders
14	Code of Ethics	***
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004 and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 8, 2005	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	CAPACITIES	DATE
/s/ Donald L. Kilgore	Director	March 8, 2005

/s/ William M. Mars	Director	March 8, 2005

/s/ Karl Brantley	Director	March 8, 2005

/s/ David A. King	Director	March 8, 2005

/s/ Herbert A. King	Director	March 8, 2005

/s/ Don Fulton	Director	March 8, 2005

/s/ Greg L. McKee	Director, President and Chief Executive Officer	March 8, 2005

/s/ Robert T. Smith	Treasurer and Chief Financial Officer	March 8, 2005

/s/ Steve Webb	Chairman of the Board	March 8, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10(f)	Supplemental Executive Retirement Plan

13	2005 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer