Form 10-Q
period 2005-03-31
CITIZENS HOLDING CO /MS/
filed 2005-05-10
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2005.

Title	Outstanding
Common Stock, $.20 par value	5,007,278

CITIZENS HOLDING COMPANY

FIRST QUARTER 2005 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$20,021,104	$16,837,433
Interest bearing deposits with other banks	384,392	818,716
Federal funds sold	13,100,000	11,000,000
Investment securities available for sale, at fair value	148,038,963	151,716,083
Loans, net of allowance for loan losses of $4,772,142 in 2005 and $4,720,875 in 2004	362,921,611	364,868,117
Premises and equipment, net	9,617,363	9,772,213
Other real estate owned, net	2,834,142	2,786,716
Accrued interest receivable	4,680,590	4,385,892
Cash value of life insurance	15,496,883	15,504,829
Intangible assets (net)	5,693,203	5,827,579
Other assets	7,528,601	3,721,413

TOTAL ASSETS	$590,316,852	$587,238,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$92,009,680	$78,070,820
Interest-bearing NOW and money market accounts	142,495,229	148,617,480
Savings deposits	36,889,572	38,151,914
Certificates of deposit	205,730,519	209,623,530

Total deposits	477,125,000	474,463,744

Accrued interest payable	613,414	620,590
Federal Home Loan Bank advances	45,856,054	46,118,566
Deferred compensation payable	2,241,040	2,157,041
Other liabilities	2,320,833	2,221,390

Total liabilities	528,156,341	525,581,331
Minority interest in consolidated subsidiary	1,471,643	1,466,435

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,002,778 shares outstanding at March 31, 2005 and 5,000,278 shares at December 31, 2004	1,000,556	1,000,056
Additional paid-in capital	3,295,053	3,150,246
Retained earnings	56,760,552	55,641,002
Accumulated other comprehensive income (loss), net of taxes of ($213,015) in 2005 and $211,084 in 2004	(367,293)	399,921

Total stockholders’ equity	60,688,868	60,191,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$590,316,852	$587,238,991

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2005	2004
INTEREST INCOME
Loan income, including fees	$6,422,351	$5,896,870
Investment securities	1,556,203	1,313,575
Other interest	37,383	10,554

Total interest income	8,015,937	7,220,999

INTEREST EXPENSE
Deposits	1,610,007	1,387,801
Other borrowed funds	488,011	436,549

Total interest expense	2,098,018	1,824,350

NET INTEREST INCOME	5,917,919	5,396,649
PROVISION FOR LOAN LOSSES	162,994	450,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,754,925	4,946,649
OTHER INCOME
Service charges on deposit accounts	746,519	798,570
Other service charges and fees	157,883	176,552
Other income	417,074	298,233

Total other income	1,321,476	1,273,355

OTHER EXPENSES
Salaries and employee benefits	2,421,503	2,101,606
Occupancy expense	720,014	703,093
Other operating expense	1,367,282	1,129,857
Earnings applicable to minority interest	47,891	42,495

Total other expenses	4,556,690	3,977,051

INCOME BEFORE PROVISION FOR INCOME TAXES	2,519,711	2,242,953

PROVISION FOR INCOME TAXES	599,957	569,913

NET INCOME	$1,919,754	$1,673,040

NET INCOME PER SHARE

-Basic	$0.38	$0.34

-Diluted	$0.38	$0.33

DIVIDENDS PAID PER SHARE	$0.16	$0.15

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2005	2004
Net income	$1,919,754	$1,673,040
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	(767,214)	457,669
Reclassification adjustment for (gains) losses included in net income	0	0

Total other comprehensive income (loss)	(767,214)	457,669

Comprehensive income	$1,152,540	$2,130,709

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$2,698,420	$2,631,652

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	9,577,916	7,143,501
Purchases of investment securities available for sale	(10,583,011)	(1,668,375)
Purchases of bank premises and equipment	(83,974)	(108,317)
(Increase) decrease in interest bearing deposits with other banks	434,324	(683,558)
Net increase in federal funds sold	(2,100,000)	(12,700,000)
Net (increase) decrease in loans	1,602,357	(1,827,829)

Net Cash Used by Investing Activities	(1,152,388)	(9,844,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,661,255	22,659,770
Proceeds from exercising stock options	39,100	—
Decrease in FHLB advances	(262,512)	(9,333,864)
Decrease in federal funds purchased	—	(1,500,000)
Payment of dividends	(800,204)	(748,174)

Net Cash Provided by Financing Activities	1,637,639	11,077,732

Net Increase in Cash and Due from Banks	3,183,671	3,864,806

Cash and Due From Banks, beginning of year	16,837,433	15,101,810

Cash and Due from Banks, end of period	$20,021,104	$18,966,616

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the three months ended March 31, 2005

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim period. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.56% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2005, the Corporation had entered into commitments with certain customers that had an unused balance of $18,410,477 compared to $19,832,752 unused at December 31, 2004. There were $1,229,496 of letters of credit outstanding at March 31, 2005 and $4,250,996 at December 31, 2004. The fair value of such contracts are not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire, the balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under the credit-related commitments into its asset and liability management program.

4.

Net income per share—Basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—Diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	March 31, 2005	March 31, 2004
Basic weighted average shares outstanding	5,000,550	4,985,077
Dilutive effect of granted options	54,759	131,429

Diluted weighted average shares outstanding	5,055,309	5,116,506

Net income	$1,919,754	$1,673,040
Net income per share-basic	$0.38	$0.34
Net income per share-diluted	$0.38	$0.33

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial position or results of operations.

6.	At March 31, 2005, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 , “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,919,754	$1,673,040
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	44,167	105,108

Pro forma net income	$1,875,587	$1,567,932

Basic earnings per share:
As reported	$0.38	$0.34
Pro forma	0.38	0.31

Diluted earnings per share:
As reported	$0.38	$0.33
Pro forma	0.37	0.31

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.56% owned subsidiary, The Citizens Bank of Philadelphia (collectively, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at March 31, 2005 was 58.16%, at December 31, 2004 was 61.44% and at March 31, 2004 was 62.43%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its investment portfolio or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the Federal Home Loan Bank in excess of $181,545,405 at March 31, 2005. At March 31, 2005, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $135,689,351 of its line of credit with the Federal Home Loan Bank.

CAPITAL RESOURCES

The Corporation’s equity capital was $60,688,868 at March 31, 2005, as compared to $60,191,225 at December 31, 2004. The main source of capital for the Corporation has been the retention of net income.

In 2004 certain employees and directors exercised stock options for 20,650 shares, and in the first quarter of 2005 an officer and a director exercised options for an aggregate of 2,500 shares of stock. These option exercises brought the number of shares outstanding to 5,002,778 at March 31, 2005. Cash dividends in the amount of $800,204, or $0.16 per share, have been paid in 2005 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2005, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Total Capital (to Risk-Weighted Assets)	$61,495,328	15.61%	$31,522,677	>8.00%	$39,403,347	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,723,186	14.40%	15,761,339	>4.00%	23,642,008	>6.00%
Tier 1 Capital ( to Average Assets)	56,723,186	9.83%	23,074,191	>4.00%	28,842,738	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the three months ended March 31,
	2005	2004
Interest Income, including fees	$8,015,937	$7,220,999
Interest Expense	2,098,018	1,824,350

Net Interest Income	5,917,919	5,396,649
Provision for Loan Losses	162,994	450,000

Net Interest Income after
Provision for Loan Losses	5,754,925	4,946,649
Other Income	1,321,476	1,273,355
Other Expense	4,556,690	3,977,051

Income before Provision For
Income Taxes	2,519,711	2,242,953
Provision for Income Taxes	599,957	569,913

Net Income	$1,919,754	$1,673,040

Net Income Per share - Basic	$0.38	$0.34

Net Income Per Share - Diluted	$0.38	$0.33

Net Income Per Share—Basic is calculated using weighted average number of shares outstanding for the period. Net Income Per Share—Diluted is calculated using the weighted average number of shares outstanding for the period, plus the net dilutive effect of granted stock options determined using the treasury stock method.

Annualized return on average equity (ROE) was 12.58% for the three months ended March 31, 2005, and 11.52% for the three months ended March 31, 2004.

The book value per share increased to $12.13 at March 31, 2005 compared to $12.04 at December 31, 2004 and $11.62 at March 31, 2004. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the three months ended March 31, 2005, were $582,574,518 compared to $565,891,711 for the year ended December 31, 2004 and $555,340,180 at March 31, 2004. Average equity increased to $61,058,131 for the three months ended March 31, 2005, from $58,749,994 for the year ended December 31, 2004 and $58,086,579 at March 31, 2004.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.80% for the three months ended March 31, 2005 compared to an annualized net interest margin of 4.53% for the three months ended March 31, 2004. The increase in net interest margin is the result of continuing loan demand and the continued decline in rates paid on deposits. Earning assets averaged $519,849,105 for the three months ended March 31, 2005. This represented an increase of $21,897,859, or 4.4%, over average earning assets of $497,951,246 for the three months ended March 31, 2004. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,917,919 for the three-month period in 2005, an increase of $521,270 over the same period in 2004. In the first quarter of 2005, the yields on earnings assets rose faster than the rates paid on deposits, resulting in this increase in net interest income.

The following table shows the interest and fees and corresponding yields for loans only.

	As of March 31,
	2005	2004
Interest and Fees	$6,422,351	$5,896,870
Average Loans	363,059,884	358,005,422
Annualized Yield	7.08%	6.59%

The increase in interest rates in the three-month period ended March 31, 2005 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation’s allowance for loan losses is designed to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management of the Corporation determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2005	Year to Date December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$369,291,275	$359,080,337	$10,210,938	2.84%
Allowance for Loan Losses	4,772,142	4,720,875	51,267	1.09%
Nonaccrual Loans	3,143,173	3,146,041	(2,868)	(0.09)%
Ratios:
Allowance for loan losses to gross loans	1.29%	1.31%
Net loans charged off to allowance for loan losses	3.42%	31.20%

The provision for loan losses for the three months ended March 31, 2005 was $162,994, a decrease of $287,006, or 63.8%, over the $450,000 for the same period in 2004. The decrease in the provision was the result of management’s analysis of the current allowance requirement using the Corporation’s internal loan grading system and historical loan charge-offs.

For the three months ended March 31, 2005, net loan losses charged to allowance for loan losses totaled $111,880, a decrease of $47,067 over the $158,947 charged off in the same period in 2004.

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

OTHER INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended March 31, 2005 increased $48,121, or 3.8%, over the same period in 2004. The increase was the result of increased overdraft, returned check income and other service charges and an increase in income received from bank owned life insurance that is used to fund employee benefits.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Other expenses for the three months ended March 31, 2005 were $4,556,690 compared to the $3,977,051 for the three months ended March 31, 2004, an increase of $579,639, or 14.6%. Salaries and benefits increased to $2,421,503 for the first three months of 2005 from $2,101,606 for the same period in 2004, an increase of $319,897 or 15.2%. Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in salaries and benefits. These increases, along with larger than normal increases in legal and accounting fees and office supplies, account for the increase in other expenses. The Corporation’s efficiency ratio for the period ended March 31, 2005 was 60.65%, compared to 57.71% for the same period in 2004.

BALANCE SHEET ANALYSIS

	March 31, 2005	December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$20,405,496	$16,837,433	$3,568,063	21.19%
Investment Securities	148,038,963	151,716,083	(3,677,120)	(2.42)%
Loans, net	362,921,611	364,868,117	(1,946,506)	(0.53)%
Total Assets	590,316,852	587,238,991	3,077,861	0.52%

Total Deposits	477,125,000	474,463,744	2,661,256	0.56%

Total Stockholders’ Equity	60,688,868	60,191,225	497,643	0.83%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance for the first quarter of 2005 increased $3,568,063 over $16,837,433 as of December 31, 2004 due to large cash letters on the last day of the first quarter that had not been fully collected.

INVESTMENT SECURITIES

The investment securities are made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and Federal Home Loan Bank stock. Investments decreased $3,677,120, or 2.4%, from the balance at December 31, 2004. Of this decline, $2,490,586 was due to matured securities that were not re-invested and $1,186,534 was due to a decrease in the market value of the investment portfolio caused by the increases in short and medium term interest rates.

LOANS

Loan demand in the Corporation’s service area began to soften as net loans decreased by $1,946,506, or .5%, during the three month period ended March 31, 2005 as compared to $364,868,117 at December 31, 2004. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	Quarter Ended March 31, 2005	Year to Date December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Non-interest bearing Deposits	$92,009,680	$78,070,820	$13,938,860	17.85%
Interest-bearing Deposits	142,495,229	148,617,480	(6,122,251)	(4.12)%
Savings	36,889,572	38,151,914	(1,262,342)	(3.31)%
Certificates of Deposit	205,730,519	209,623,530	(3,893,011)	(1.86)%

Total Deposits	$477,125,000	$474,463,744	$2,661,256	0.56%

Non-interest bearing deposits increased substantially during this period while all interest bearing categories decreased. This increase in non-interest bearing deposits has provided the Corporation with adequate sources of funding and has lessened the need to compete in market for interest bearing accounts. The Corporation does not have any brokered deposits. There were no special deposit programs or incentives in place during this period.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would benefit somewhat from a decrease in market interest rates. Interest rates rose at a measured pace during the quarter ended March 31, 2005. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There have been no material change in the Corporation’s market risk since the end of the last fiscal year end of December 31, 2004.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Standards

The Federal Reserve Bank, Federal Deposit Insurance Corporation and other federal banking agencies have established risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a bank’s operations.

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

FRB regulations limit the amount the Bank may loan to the Corporation unless those loans are collateralized by specific obligations. At March 31, 2005, the maximum amount available for transfer from the Bank to the Corporation in the form of cash dividends and loans was $114,573,685 (which represents 19% of the Bank’s consolidated net assets).

ITEM 6. EXHIBITS

Exhibits

3(i)	Amended Articles of Incorporation of the Corporation*

3(ii)	Amended and Restated Bylaws of the Corporation*

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: May 9, 2005		DATE: May 9, 2005