Form 10-Q
period 2005-06-30
CITIZENS HOLDING CO /MS/
filed 2005-08-08
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    |☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2005.

Title	Outstanding
Common Stock, $.20 par value	5,009,278

CITIZENS HOLDING COMPANY

SECOND QUARTER 2005 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$20,030,656	$16,837,433
Interest bearing deposits with other banks	72,221	818,716
Federal funds sold	—	11,000,000
Investment securities available for sale, at fair value	159,199,401	151,716,083
Loans, net of allowance for loan losses of $4,626,669 in 2005 and $4,720,875 in 2004	368,809,250	364,868,117
Premises and equipment, net	10,203,435	9,772,213
Other real estate owned, net	2,916,429	2,786,716
Accrued interest receivable	4,575,485	4,385,892
Cash value of life insurance	15,670,550	15,504,829
Intangible assets (net)	5,558,828	5,827,579
Other assets	5,638,682	3,721,413

TOTAL ASSETS	$592,674,937	$587,238,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$71,875,662	$78,070,820
Interest-bearing NOW and money market accounts	141,423,977	148,617,480
Savings deposits	35,893,120	38,151,914
Certificates of deposit	201,037,189	209,623,530

Total deposits	450,229,948	474,463,744

Accrued interest payable	635,104	620,590
Federal Home Loan Bank advances	60,590,285	46,118,566
Federal funds purchased	12,600,000	—
Directors deferred compensation payable	2,309,032	2,157,041
Other liabilities	2,392,823	2,221,390

Total liabilities	528,757,192	525,581,331

Minority interest in consolidated subsidiary	1,313,738	1,466,435

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,008,278 shares outstanding at June 30, 2005 and 5,000,278 shares at December 31, 2004	1,001,656	1,000,056
Additional paid-in capital	3,371,798	3,150,246
Retained earnings	57,985,689	55,641,002
Accumulated other comprehensive income, net of taxes of $147,354 in 2005 and $211,084 in 2004	244,864	399,921

Total stockholders’ equity	62,604,007	60,191,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,674,937	$587,238,991

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loan income including fees	$6,472,604	$5,980,933	$12,894,955	$11,877,803
Investment securities	1,559,166	1,377,551	3,115,369	2,691,126
Other interest	40,329	19,792	77,712	30,346

Total interest income	8,072,099	7,378,276	16,088,036	14,599,275

INTEREST EXPENSE
Deposits	1,713,526	1,404,874	3,323,533	2,792,675
Other borrowed funds	564,390	401,417	1,052,401	837,966

Total interest expense	2,277,916	1,806,291	4,375,934	3,630,641

NET INTEREST INCOME	5,794,183	5,571,985	11,712,102	10,968,634

PROVISION FOR LOAN LOSSES	342,763	450,000	505,757	900,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,451,420	5,121,985	11,206,345	10,068,634

OTHER INCOME
Service charges on deposit accounts	989,550	855,636	1,736,069	1,654,206
Other service charges and fees	118,989	236,556	276,872	413,108
Other income	467,877	425,996	884,951	724,229

Total other income	1,576,416	1,518,188	2,897,892	2,791,543

OTHER EXPENSES
Salaries and employee benefits	2,380,117	2,252,111	4,801,620	4,353,717
Occupancy expense	736,521	743,563	1,456,535	1,446,656
Other operating expense	1,260,007	1,103,339	2,627,289	2,233,196
Earnings applicable to minority interest	23,111	45,593	71,002	88,088

Total other expenses	4,399,756	4,144,606	8,956,446	8,121,657

INCOME BEFORE PROVISION FOR INCOME TAXES	2,628,080	2,495,567	5,147,791	4,738,520

PROVISION FOR INCOME TAXES	601,619	693,633	1,201,576	1,263,546

NET INCOME	$2,026,461	$1,801,934	$3,946,215	$3,474,974

NET INCOME PER SHARE
-Basic	$0.40	$0.36	$0.79	$0.70

-Diluted	$0.40	$0.36	$0.78	$0.69

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,026,461	$1,801,934	$3,946,215	$3,474,974
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	612,157	(3,136,057)	(155,057)	(2,678,388)
Reclassification adjustment for (gains) losses included in net income	—	(7,979)	—	(7,979)

Total other comprehensive income (loss)	612,157	(3,128,078)	(155,057)	(2,670,409)

Comprehensive income	$2,638,618	$(1,326,144)	$3,791,158	$804,565

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$5,320,209	$5,909,351

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	24,143,613	22,933,986
Proceeds from sale of investment securities available for sale	—	10,337,436
Purchases of investment securities available for sale	(32,697,928)	(39,712,255)
Purchases of bank premises and equipment	(935,872)	(324,214)
(Increase) Decrease in interest bearing deposits with other banks	746,496	(1,809,729)
Net (increase) decrease in federal funds sold	11,000,000	(6,000,000)
Net increase in loans	(5,842,840)	(6,940,712)

Net Cash Used by Investing Activities	(3,586,531)	(21,515,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(24,233,797)	23,233,667
Increase (decrease) in FHLB Advances	14,471,719	(4,502,865)
Increase (decrease) in federal funds purchased	12,600,000	(1,500,000)
Proceeds from exercise of stock options	223,152	146,463
Payment of dividends	(1,601,528)	(1,496,798)

Net Cash Provided by Financing Activities	1,459,546	15,880,467

Net Increase (Decrease) in Cash and Due from Banks	3,193,224	274,330
Cash and Due From Banks, beginning of year	16,837,433	15,101,810

Cash and Due from Banks, end of period	$20,030,656	$15,376,140

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the six months ended June 30, 2005

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.83% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as “the Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2005, the Corporation had entered into loan commitments with certain customers that had an aggregate unused balance of $18,655,964 compared to $19,832,752 unused at December 31, 2004. There were $1,006,936 of letters of credit outstanding at June 30, 2005 and $4,250,996 at December 31, 2004. The fair value of such contracts are not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

4.	Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	5,006,981	4,988,586	5,003,784	4,986,831
Dilutive effect of granted options	57,893	68,503	56,700	71,415

Diluted weighted average shares outstanding	5,064,874	5,057,089	5,060,484	5,058,246

Net income	$2,026,461	$1,801,934	$3,946,215	$3,474,974
Net income per share-basic	$0.40	$0.36	$0.79	$0.70
Net income per share-diluted	$0.40	$0.35	$0.78	$0.69

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

6.	At June 30, 2005, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the above plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 , “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,026,461	$1,801,934	$3,946,215	$3,474,974

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,173	22,951	55,340	128,059

Pro forma net income	$2,015,288	$1,778,983	$3,890,875	$3,346,915

Basic earnings per share:
As reported	$0.40	$0.36	$0.79	$0.70
Pro forma	$0.40	$0.36	$0.78	$0.67

Diluted earnings per share:
As reported	$0.40	$0.36	$0.78	$0.69
Pro forma	$0.40	$0.35	$0.77	$0.66

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.83% owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at June 30, 2005 was 53.02%, at December 31, 2004 was 61.44% and at June 30, 2004 was 60.70%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $450,229,948 at June 30, 2005 and $474,463,744 at December 31, 2004. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2005, the Corporation had unused and available $22,400,000 of its federal funds line of credit and $120,955,120 of its line of credit with the FHLB. At June 30, 2005, the Corporation had $12,600,000 in federal funds purchased compared to $11,000,000 federal funds sold at December 31, 2004. This change in federal funds position was mainly the result of a decrease in total deposits over the period.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its investment portfolio or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.

CAPITAL RESOURCES

The Corporation’s equity capital was $62,604,007 at June 30, 2005 as compared to $60,191,225 at December 31, 2004. The main source of this increase in the capital of the Corporation was the retention of net income.

In 2004 certain employees and directors exercised stock options for 20,650 shares, and in the first quarter of 2005 an officer and a director exercised options for an aggregate of 2,500 shares of stock. In the second quarter of 2005, an officer and a director exercised options for an aggregate of 5,500 shares of stock. These option exercises brought the number of shares outstanding to 5,008,278 at June 30, 2005. Cash dividends in the amount of $1,601,529, or $0.32 per share, have been paid in 2005 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2005, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005

Total Capital (to Risk-Weighted Assets)	$62,740,722	15.89%	$31,585,135	>8.00%	$39,481,418	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	58,114,053	14.72%	15,792,567	>4.00%	23,688,851	>6.00%
Tier 1 Capital ( to Average Assets)	58,114,053	10.05%	23,127,367	>4.00%	28,909,208	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income, including fees	$8,072,099	$7,378,276	$16,088,036	$14,599,275
Interest Expense	2,277,916	1,806,291	4,375,934	3,630,641

Net Interest Income	5,794,183	5,571,985	11,712,102	10,968,634
Provision for Loan Losses	342,763	450,000	505,757	900,000

Net Interest Income after Provision for Loan Losses	5,451,420	5,121,985	11,206,345	10,068,634
Other Income	1,576,416	1,518,188	2,897,892	2,791,543
Other Expense	4,399,756	4,144,606	8,956,446	8,121,657

Income before Provision For Income Taxes	2,628,080	2,495,567	5,147,791	4,738,520
Provision for Income Taxes	601,619	693,633	1,201,576	1,263,546

Net Income	$2,026,461	$1,801,934	$3,946,215	$3,474,974

Net Income Per share - Basic	$0.40	$0.36	$0.79	$0.70

Net Income Per Share-Diluted	$0.40	$0.36	$0.78	$0.69

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.93% for the three months ended June 30, 2005, and 12.36% for the corresponding period in 2004. For the six months ended June 30, 2005, ROE was 12.75% compared to 11.94% for the six months ended June 30, 2004.

The book value per share increased to $12.39 at June 30, 2005 compared to $12.04 at December 31, 2004 and $11.20 at June 30, 2004. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the six months ended June 30, 2005, were $583,161,983, compared to $565,891,711 for the year ended December 31, 2004 and $557,412,480 at June 30, 2004. Average equity at June 30, 2005 increased to $61,880,715 from $58,749,994 at December 31, 2004 and $58,205,647 at June 30, 2004.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.64% for the second quarter of 2005, compared to 4.63% for the corresponding period of 2004. For the six months ended June 30, 2005, annualized net interest margin was 4.73% as compared to 4.59% for the six months ended June 30, 2004. These increases in net interest margin over the three and six month periods are the result of continuing loan demand, higher rates on earnings assets and a slower growth in the rates paid on deposits. Earning assets averaged $521,111,659 for the six months ended June 30, 2005. This represents an increase of $21,620,633, or 4.3%, over average earning assets of $499,491,026 for the six months ended June 30, 2004. Earning assets averaged $522,360,339 for the three months ended June 30, 2005. This represents an increase of $21,329,533, or 4.3%, over average earning assets for the three month period ended June 30, 2004. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,794,183 and $5,571,985 for the three month periods ended June 30, 2005 and 2004, respectively. Net interest income was $11,712,102 for the six-month period in 2005, an increase of $743,468 over the same period in 2004. In the first two quarters of 2005, the yields on earnings assets rose faster than the rates paid on deposits, resulting in the increase in net interest income.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest and Fees	$6,472,604	$5,980,933	$12,894,955	$11,877,803
Average Loans	365,382,776	357,790,649	364,227,747	356,026,281
Annualized Yield	7.09%	6.69%	7.08%	6.67%

The increase in interest rates in the three and six-month period ended June 30, 2005 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation charges off that portion of any loan which management has determined to be a loss. A loan is generally considered by management to represent a loss in whole or in part when an exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan which is declared a loss is charged against the Corporation’s allowance for loan losses.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2005	Year to Date December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$374,942,535	$371,298,777	$3,643,758	0.98%
Allowance for Loan Losses	4,626,669	4,720,875	(94,206)	(2.00)%
Nonaccrual Loans	2,684,121	3,146,041	(461,920)	(14.68)%
Ratios:
Allowance for loan losses to gross loans	1.23%	1.27%
Net loans charged off to allowance for loan losses	12.97%	31.20%

The provision for loan losses for the three months ended June 30, 2005 was $342,763, a decrease of $107,237, or 23.8%, over the $450,000 for the same period in 2004. The provision for loan loss was $505,757 for the six months ended June 30, 2005 compared to $900,000 for the same period in 2004, a decrease of 43.8%. The decrease in the provision for both the three and six month periods was the result of management’s analysis of the current allowance requirement using the Corporation’s internal loan grading system and historical loan charge-offs.

For the three months ended June 30, 2005, net loan losses charged to the allowance for loan losses totaled $488,134, an increase of $387,663 over the $100,471 charged off in the same period in 2004. For the six months ended June 30, 2005, net loan losses charged to the allowance totaled $600,014, an increase of $340,596 over the $259,418 charged off in the same period in 2004. Certain loans that were identified as potential losses were included in the increase of the provision for loan losses in the first and second quarter of 2004 and were not charged against the allowance until the first six months of 2005.

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

Other operating income for the three months ended June 30, 2005 was $1,576,416, increase of $58,228, or 3.8%, over the same period in 2004. For the six months ended June 30, 2005, other operating income was $2,897,892, an increase of $106,349 or 3.8%, over the same period in 2004. These increases was the result of increased overdraft, returned check income and other service charges and an increase in income received from bank owned life insurance that is used to fund employee benefits.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate other expenses for the three month periods ended June 30, 2005 and 2004 were $4,399,756 and $4,144,606, respectively, an increase of $255,150, or 6.2%; for the six month periods ended June 30, 2005 and 2004, aggregate other expenses were $8,956,446 and $8,121,657, respectively, an increase of $834,789, or 9.3%. Salaries and benefits increased to $2,380,117 for the three months ended June 30, 2005 from $2,252,111 for the same period in 2004. This represents an increase of $128,006 or 5.7%. Over the six month period ended June 30, 2005, salaries and benefits were $4,801,620, an increase of $447,903 or 10.3%, from $4,353,717 for the same period in 2004.

Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in salaries and benefits in 2005. These increases, along with increases in legal and accounting fees and office supplies, account for the increase in other expenses. The Corporation’s efficiency ratio for the three months ended June 30, 2005 was 57.50% compared to 56.57% for the same period in 2004. For the six months ended June 30, 2005 and 2004, the Corporation’s efficiency ratio was 59.06% and 57.12%, respectively.

BALANCE SHEET ANALYSIS

	June 30, 2005	December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$20,102,877	$17,656,149	$2,446,728	13.86%
Investment Securities	159,199,401	151,716,083	7,483,318	4.93%
Loans, net	368,809,250	364,868,117	3,941,133	1.08%
Total Assets	592,674,937	587,238,991	5,435,946	0.93%

Total Deposits	450,229,948	474,463,744	(24,233,796)	(5.11)%

Total Stockholders’ Equity	62,604,007	60,191,225	2,412,782	4.01%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2005 increased $2,446,728 from $16,837,433 at December 31, 2004 due to large cash letters on the last day of the quarter that had not been fully collected.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2005 increased $7,483,318, or 4.9%, to $159,199,401 from the balance at December 31, 2004.

LOANS

Loan demand in the Corporation’s service area began to increase as net loans increased by $3,941,133, or 1.1%, during the six month period ended June 30, 2005 as compared to $364,868,117 at December 31, 2004. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following shows the balance and percentage change in the various deposits:

	June 30, 2005	December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$71,875,662	$78,070,820	$(6,195,158)	(7.94)%
Interest-bearing Deposits	141,423,977	148,617,480	(7,193,503)	(4.84)%
Savings	35,893,120	38,151,914	(2,258,794)	(5.92)%
Certificates of Deposit	201,037,189	209,623,530	(8,586,341)	(4.10)%

Total Deposits	$450,229,948	$474,463,744	$(24,233,796)	(5.11)%

The balances of both non-interest bearing deposits and all categories of interest bearing deposits decreased from December 31, 2004 to June 30, 2005. Increased interest rate competition in the Corporation’s market area was primarily responsible for this decline in the Corporation’s deposit balances. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 3 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

CONTRACUAL OBLIGATIONS

There has been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1. “Notes to Consolidated Financial Statements” and in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates rose at a measured pace during the six months ended June 30, 2005. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since the end of the last fiscal year end of December 31, 2004.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Standards

Please refer to the material under the caption “Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report for a discussion of capital standards applicable to the Corporation.

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

Citizens Holding Company’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to it. The approval of the Mississippi Department of Banking and Consumer Finance is required prior to the Bank paying such dividends; dividends are limited to earned surplus in excess of three times the Bank’s capital stock.

Federal Reserve Bank regulations limit the amount the Bank may loan to Citizens Holding Company unless those loans are collateralized by specific obligations. At June 30, 2005, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends and loans was $114,809,494 (which represents 19% of the Bank’s consolidated net assets).

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 26, 2005. There were 3,800,793 shares, or 76.0%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting. The Corporation solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management’s solicitations.

The shareholders considered and voted upon three proposals at the Annual Meeting. The first proposal was to set the number of directors to serve on the Board of Directors at nine members. The shareholders of the Corporation adopted this proposal by a vote of 3,797,416 for the proposal and 3,077 shares against the proposal, with 300 abstentions and broker non-votes.

The second proposal concerned the election of two Class III directors to a three-year term expiring in 2008. The votes for each nominee were:

	Shares Voted For	Shares Withheld
William M. Mars	3,562,675	238,118
A. T. Williams	3,562,005	238,788

Finally, the shareholders considered and voted upon a proposal to ratify HORNE LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2005. The shareholders of the Corporation adopted this proposal by a vote of 3,800,491 for the proposal to 300 votes against, with 2 abstentions and broker non-votes.

ITEM 6. EXHIBITS

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 5, 2005		DATE: August 5, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.