Form 10-Q
period 2005-09-30
CITIZENS HOLDING CO /MS/
filed 2005-11-08
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company. ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2005.

Title	Outstanding
Common Stock, $.20 par value	5,009,278

CITIZENS HOLDING COMPANY

THIRD QUARTER 2005 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$19,853,405	$16,837,433
Interest bearing deposits with other banks	2,115,922	818,716
Federal funds sold	4,000,000	11,000,000
Investment securities available for sale, at fair value	159,888,618	151,716,083
Loans, net of allowance for loan losses of $4,679,225 in 2005 and $4,720,875 in 2004	371,511,270	364,868,117
Premises and equipment, net	10,140,378	9,772,213
Other real estate owned, net	2,746,301	2,786,716
Accrued interest receivable	4,850,501	4,385,892
Cash value of life insurance	15,866,910	15,504,829
Intangible assets, net	5,424,452	5,827,579
Other assets	6,389,890	3,721,413

TOTAL ASSETS	$602,787,647	$587,238,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	87,288,714	78,070,820
Interest-bearing NOW and money market accounts	145,015,566	148,617,480
Savings deposits	35,980,642	38,151,914
Certificates of deposit	202,597,600	209,623,530

Total deposits	470,882,522	474,463,744
Accrued interest payable	768,499	620,590
Federal Home Loan Bank advances	60,321,220	46,118,566
Federal funds purchased	—	—
Directors deferred compensation payable	2,372,177	2,157,041
Other liabilities	3,251,645	2,221,390

Total liabilities	537,596,063	525,581,331
Minority interest in consolidated subsidiary	1,380,243	1,466,435

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,009,278 shares outstanding at September 30, 2005 and 5,000,278 shares at December 31, 2004	1,001,856	1,000,056
Additional paid-in capital	3,386,248	3,150,246
Retained earnings	59,116,686	55,641,002
Accumulated other comprehensive income, net of taxes of $186,416 in 2005 and $211,084 in 2004	306,551	399,921

Total stockholders’ equity	63,811,341	60,191,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,787,647	$587,238,991

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loan income including fees	$6,802,123	$5,972,998	$19,697,078	$17,850,801
Investment securities	1,615,368	1,505,360	4,730,737	4,196,486
Other interest	31,990	23,582	109,702	53,928

Total interest income	8,449,481	7,501,940	24,537,517	22,101,215
INTEREST EXPENSE
Deposits	1,919,944	1,433,549	5,243,477	4,226,224
Other borrowed funds	668,035	475,454	1,720,436	1,313,420

Total interest expense	2,587,979	1,909,003	6,963,912	5,539,644

NET INTEREST INCOME	5,861,502	5,592,937	17,573,605	16,561,571
PROVISION FOR LOAN LOSSES	540,509	121,691	1,046,266	1,021,691

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,320,993	5,471,246	16,527,339	15,539,880
OTHER INCOME
Service charges on deposit accounts	942,554	880,417	2,678,623	2,534,623
Other service charges and fees	186,071	116,532	462,943	529,640
Other income	425,237	368,274	1,310,188	1,092,503

Total other income	1,553,862	1,365,223	4,451,754	4,156,766
OTHER EXPENSES
Salaries and employee benefits	2,416,333	2,275,272	7,217,953	6,628,989
Occupancy expense	772,581	759,316	2,229,116	2,205,972
Other operating expense	1,099,217	1,106,545	3,726,506	3,339,741
Earnings applicable to minority interest	81,900	48,949	152,902	137,037

Total other expenses	4,370,031	4,190,082	13,326,477	12,311,739

INCOME BEFORE PROVISION FOR INCOME TAXES	2,504,824	2,646,387	7,652,616	7,384,907
PROVISION FOR INCOME TAXES	572,342	708,018	1,773,918	1,971,564

NET INCOME	$1,932,482	$1,938,369	$5,878,698	$5,413,343

NET INCOME PER SHARE
-Basic	$0.39	$0.39	$1.17	$1.08

-Diluted	$0.38	$0.38	$1.16	$1.07

DIVIDENDS PAID PER SHARE	$0.16	$0.15	$0.48	$0.45

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,932,483	$1,938,369	$5,878,698	$5,413,343
Other comprehensive income (loss), net of tax Unrealized holding gains (losses)	61,687	2,172,095	(93,370)	(506,293)
Reclassification adjustment for (gains) losses included in net income	—	959	—	(7,020)

Total other comprehensive income (loss)	61,687	2,171,136	(93,370)	(499,273)

Comprehensive income	$1,994,170	$4,109,505	$5,785,328	$4,914,070

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$6,757,676	$8,562,513

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	30,316,476	30,927,404
Proceeds from sale of investment securities available for sale	—	21,852,802
Purchases of investment securities available for sale	(39,695,374)	(57,700,736)
Purchases of bank premises and equipment	(872,815)	(729,686)
(Increase) Decrease in interest bearing deposits with other banks	(1,297,206)	(91,665)
Decrease in Federal Funds Purchased	—	1,500,000)
Net (increase) decrease in federal funds sold	7,000,000	(4,500,000)
Sale of Real Estate acquired by foreclosure	1,586,743	1,129,611
Net increase in loans	(9,235,747)	(13,636,028)

Net Cash Used by Investing Activities	(12,197,923)	(24,248,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,581,223)	26,630,376
Increase (decrease) in FHLB Advances	14,202,654	(4,758,984)
Proceeds from exercise of stock options	237,802	45,993
Payment of dividends	(2,403,014)	(2,246,840)

Net Cash Provided by Financing Activities	8,456,219	19,670,545

Net Increase (Decrease) in Cash and Due from Banks	3,015,972	3,984,760
Cash and Due From Banks, beginning of year	16,837,433	15,101,810

Cash and Due from Banks, end of period	$19,853,405	$19,086,570

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the nine months ended September 30, 2005

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.83% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of the Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2005, the Corporation had entered into loan commitments with certain customers that had an aggregate unused balance of $20,527,473 compared to $19,832,752 unused at December 31, 2004. There were $1,258,986 of letters of credit outstanding at September 30, 2005 and $4,250,996 at December 31, 2004. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

4.

Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	5,009,039	4,997,099	5,005,555	4,990,279
Dilutive effect of granted options	68,291	58,744	59,735	66,860

Diluted weighted average shares outstanding	5,077,330	5,055,843	5,065,290	5,057,139
Net income	$1,932,483	$1,938,369	$5,878,698	$5,413,343
Net income per share-basic	$0.39	$0.39	$1.17	$1.08
Net income per share-diluted	$0.38	$0.38	$1.16	$1.07

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

6.	At September 30, 2005, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. The Corporation accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the above plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,932,483	$1,938,369	$5,878,698	$5,413,343
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	55,340	201,610

Pro forma net income	$1,932,483	$1,938,369	$5,823,358	$5,211,733

Basic earnings per share: As reported	$0.39	$0.39	$1.17	$1.08
Pro forma	$0.39	$0.39	$1.16	$1.04
Diluted earnings per share: As reported	$0.38	$0.38	$1.16	$1.07
Pro forma	$0.38	$0.38	$1.15	$1.03

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.83% owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at September 30, 2005 was 55.30%, at December 31, 2004 was 61.44% and at September 30, 2004 was 60.51%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $470,882,522 at September 30, 2005 and $474,463,744 at December 31, 2004. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation has secured and unsecured federal funds lines with correspondent banks in the amount of $35,000,000. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2005, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $121,224,185 of its line of credit with the FHLB and at December 31, 2004, the Corporation had unused and available $35,000,000 of its federal funds line of credit and $138,374,180 of its line of credit with the FHLB. At September 30, 2005, the Corporation had $4,000,000 in federal funds sold compared to $11,000,000 federal funds sold at December 31, 2004. This change in federal funds position occurred mainly in response to the decrease in total deposits over the period.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $63,811,341 at September 30, 2005 as compared to $60,191,225 at December 31, 2004. The main source of this increase in the capital of the Corporation was the retention of net income.

In 2004 certain employees and directors exercised stock options for 20,650 shares, and in the first quarter of 2005 an officer and a director exercised options for an aggregate of 2,500 shares of stock. In the second quarter of 2005, an officer and a director exercised options for an aggregate of 5,500 shares of stock, and in the third quarter an officer exercised options for 1,000 shares of stock. These option exercises brought the number of shares outstanding to 5,009,278 at September 30, 2005. Cash dividends in the amount of $2,403,014, or $0.48 per share, have been paid in 2005 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2005 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Total Capital (to Risk-Weighted Assets)	$64,139,807	16.01%	$32,046,608	>8.00%	$40,058,261	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	59,460,582	14.84%	16,023,304	>4.00%	24,034,956	>6.00%
Tier 1 Capital (to Average Assets)	59,460,582	10.10%	23,542,364	>4.00%	29,427,955	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income, including fees	$8,449,481	$7,501,940	$24,537,517	$22,101,215
Interest Expense	2,587,978	1,909,003	6,963,912	5,539,644

Net Interest Income	5,861,503	5,592,937	17,573,605	16,561,571
Provision for Loan Losses	540,509	121,691	1,046,266	1,021,691

Net Interest Income after Provision for Loan Losses	5,320,994	5,471,246	16,527,339	15,539,880
Other Income	1,553,862	1,365,223	4,451,754	4,156,766
Other Expense	4,370,031	4,190,082	13,326,477	12,311,739

Income before Provision For Income Taxes	2,504,825	2,646,387	7,652,616	7,384,907
Provision for Income Taxes	572,342	708,018	1,773,918	1,971,564

Net Income	$1,932,483	$1,938,369	$5,878,698	$5,413,343

Net Income Per share - Basic	$0.39	$0.39	$1.17	$1.08

Net Income Per Share-Diluted	$0.38	$0.38	$1.16	$1.07

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 11.73% for the three months ended September 30, 2005 and 13.33% for the corresponding period in 2004. For the nine months ended September 30, 2005, ROE was 12.41% compared to 12.40% for the nine months ended September 30, 2004.

The book value per share increased to $12.74 at September 30, 2005 compared to $12.04 at December 31, 2004 and $11.88 at September 30, 2004. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the nine months ended September 30, 2005 were $586,910,951 compared to $565,891,711 for the year ended December 31, 2004 and $562,440,841 for the nine months ended September 30, 2004. Average equity for the nine months ended September 30, 2005 increased to $62,465,162 from $58,749,994 for the year ended December 31, 2004 and $58,186,523 for the nine months ended September 30, 2004.

NET INTEREST INCOME/NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.63% for the third quarter of 2005 compared to 4.53% for the corresponding period of 2004. For the nine months ended September 30, 2005, annualized net interest margin was 4.69% as compared to 4.56% for the nine months ended September 30, 2004. These increases in net interest margin over the three and nine month periods are the result of continuing loan demand, higher rates on earnings assets and a slower growth in the rates paid on deposits. Earning assets averaged $524,739,986 for the nine months ended September 30, 2005. This represents an increase of $20,681,574, or 4.1%, over average earning assets of $504,058,412 for the nine months ended September 30, 2004. Earning assets averaged $531,878,325 for the three months ended September 30, 2005. This represents an increase of $18,784,432, or 3.7%, over average earning assets for the three month period ended September 30, 2004. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,861,502 and $5,592,937 for the three month periods ended September 30, 2005 and 2004, respectively. Net interest income was $17,573,605 for the nine-month period in 2005, an increase of $1,012,034 over the same period in 2004. In the first three quarters of 2005, the yields on earnings assets rose faster than the rates paid on deposits and borrowed funds, resulting in the increase in net interest income.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and Fees	$6,802,123	$5,972,998	$19,697,078	$17,850,801
Average Loans	368,119,181	362,276,421	365,539,146	358,124,868
Annualized Yield	7.39%	6.59%	7.18%	6.65%

The increase in interest rates in the three and nine-month period ended September 30, 2005 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2005	Year to Date December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$377,623,174	$371,298,777	$6,324,397	1.70%
Allowance for Loan Losses	4,679,225	4,720,875	(41,650)	-0.88%
Nonaccrual Loans	2,033,079	3,146,041	(1,112,962)	-35.38%
Ratios:
Allowance for loan losses to gross loans	1.24%	1.27%
Net loans charged off to allowance for loan losses	23.26%	31.20%

The provision for loan losses for the three months ended September 30, 2005 was $540,509, an increase of $418,818 over the $121,691 for the same period in 2004. The provision for loan loss was $1,046,266 for the nine months ended September 30, 2005 compared to $1,021,691 for the same period in 2004, an increase of 2.4%. The increase in the provision for both the three and nine month periods was the result of management’s analysis of the current allowance requirement using the Corporation’s internal loan grading system and historical loan charge-offs. The increase in the provision in the third quarter of 2005 was the result of the downgrading of certain loans by management. The loans downgraded by management were not isolated to any single borrower or type of borrower or to any specific group or type of loan.

For the three months ended September 30, 2005, net loan losses charged to the allowance for loan losses totaled $488,152, an increase of $394,125 over the $94,027 charged off in the same period in 2004. For the nine months ended September 30, 2005, net loan losses charged to the allowance totaled $1,088,166, an increase of $734,721 over the $353,445 charged off in the same period in 2004. Loans identified in 2004 as potential losses and included in the increase of the provision for loan losses in the first three quarters of 2004 were charged against the allowance during the first nine months of 2005.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for possible loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the last quarter that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

OTHER OPERATING INCOME

Other operating income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other operating income for the three months ended September 30, 2005 was $1,553,862, an increase of $188,639, or 13.8%, over the same period in 2004. For the nine months ended September 30, 2005, other operating income was $4,451,754, an increase of $294,988 or 7.1%, over the same period in 2004. These increases were the result of increased overdraft, returned check income and other service charges and an increase in income received from bank owned life insurance that is used to fund employee benefits.

OTHER EXPENSE

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate other expenses for the three month periods ended September 30, 2005 and 2004 were $4,370,031 and $4,190,082, respectively, an increase of $179,949, or 4.3%. Aggregate other expenses for the nine month periods ended

September 30, 2005 and 2004 were $13,326,477 and $12,311,739, respectively, an increase of $1,014,738, or 8.2%. Salaries and benefits increased to $2,416,333 for the three months ended September 30, 2005 from $2,275,272 for the same period in 2004. This represents an increase of $141,061, or 6.2%. Over the nine month period ended September 30, 2005, salaries and benefits were $7,217,953, an increase of $588,964, or 8.9%, from $6,628,989 for the same period in 2004.

Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in salaries and benefits in 2005. These increases, along with increases in legal and accounting fees and office supplies, account for the increase in other expenses. The Corporation’s efficiency ratio for the three months ended September 30, 2005 was 56.09% compared to 58.07% for the same period in 2004. For the nine months ended September 30, 2005 and 2004, the Corporation’s efficiency ratio was 58.06% and 57.44%, respectively.

BALANCE SHEET ANALYSIS

	September 30, 2005	December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$21,969,327	$17,656,149	$4,313,178	24.43%
Investment Securities	159,888,618	151,716,083	8,172,535	5.39%
Loans, net	371,511,270	364,868,117	6,643,153	1.82%
Total Assets	602,787,647	587,238,991	15,548,656	2.65%
Total Deposits	470,882,522	474,463,744	(3,581,222)	-0.75%
Total Stockholders’ Equity	63,811,341	60,191,225	3,620,116	6.01%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2005 increased $3,015,972 from $16,837,433 at December 31, 2004 due to large cash letters on the last day of the quarter that had not been fully collected.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2005 increased $8,172,535, or 5.4%, to $159,888,618 from the balance at December 31, 2004. The Corporation increased its holdings of tax-free state, county and municipal bonds by $8,190,228 during the first nine months of 2005 to take advantage of the tax-free income generated by these bonds.

LOANS

Loan demand in the Corporation’s service area began to increase as net loans increased by $6,643,153, or 1.8%, to $371,511,270 during the nine month period ended September 30, 2005 from $364,868,117 at December 31, 2004. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2005	December 31, 2004	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$87,288,714	$78,070,820	$9,217,894	11.81%
Interest-bearing Deposits	145,015,566	148,617,480	(3,601,914)	-2.42%
Savings	35,980,642	38,151,914	(2,171,272)	-5.69%
Certificates of Deposit	202,597,600	209,623,530	(7,025,930)	-3.35%

Total Deposits	$470,882,522	$474,463,744	($3,581,222)	-0.75%

The balances of all categories of interest bearing deposits decreased from December 31, 2004 to September 30, 2005. Increased interest rate competition in the Corporation’s market area was primarily responsible for this decline in the Corporation’s deposit balances. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 3 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Notes to Consolidated Financial Statements” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economics in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates rose at a measured pace during the nine months ended September 30, 2005. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since December 31, 2004.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Federal Reserve Bank regulations limit the amount the Bank may loan to Citizens Holding Company unless those loans are collateralized by specific obligations. At September 30, 2005, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends and loans was $115,820,765 (which represents 19% of the Bank’s consolidated net assets).

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

CITIZENS HOLDING COMPANY

BY:	/s/ GREG L. MCKEE	BY:	/s/ ROBERT T. SMITH
	Greg L. McKee President and Chief Executive Officer		Robert T. Smith Treasurer and Chief Financial Officer

DATE: November 7, 2005		DATE: November 7, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.