Form 10-K
period 2005-12-31
CITIZENS HOLDING CO /MS/
filed 2006-03-13
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                 Accelerated filer  ☒                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $99,564,864 based on the closing sale price as reported on the American Stock Exchange for such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2006
Common stock, $.20 par value	5,012,278 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements which constitute forward-looking statements and information which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s majority-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

The Company does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made. Please also refer to Item 1A, “Risk Factors,” for a detailed discussion of the risks related to the Company in particular and the banking industry generally.

ITEM 1. BUSINESS

BACKGROUND

The Company is a one-bank holding company that holds 97.86% of the outstanding shares of the Bank. The Company was incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank’s adoption of a one-bank holding company structure.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2005, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $607,709,136 and total deposits of $475,326,560. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8 of this Annual Report on Form 10-K.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

The Company acquired by merger CB&T Capital Corporation and its subsidiary Citizens Bank & Trust Company in Louisville, Mississippi, in the second quarter of 2002. This acquisition added approximately $70 million in assets to the Company. The purchase price of the net assets totaled approximately $12.3 million in cash and was based on a multiple of approximately 1.505 times the book value, subject to certain adjustments, of the acquired company.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 68.2% of gross revenues in 2005, 68.0% in 2004 and 67.6% in 2003. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties and contiguous counties. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 68.7% of the Company’s loan portfolio has been attributed to this category of lending. Another 13.5% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 17.8% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Company’s Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of various Company directors, including the Chairman of the Board. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policy, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. However, because the Company’s local economy in the past few years has been strong, with unemployment at historic lows, and is projected to remain strong in the near future, management believes that general risk levels are low.

In addition to lending services, the Company provides limited trust services. The Company serves as custodian of cemetery upkeep funds and insurance trusts. The Company also offers discount brokerage services through First Tennessee Bank.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, who is 44 years old, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, who is 54 years old, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller from 1987 until 2001 and Assistant Vice-President from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it; their entire salary is paid by the Bank. At December 31, 2005, the Bank employed 213 full-time employees and 37 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. The Company’s leverage capital ratio at December 31, 2005 was 10.11%.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Company and Bank are classified as well capitalized under the guidelines promulgated by the Federal Reserve Bank under Regulation H and Regulation Y.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2005, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $60,342,000, or 10% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2005, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was $120,620,765, or 20% of the Bank’s consolidated net assets.

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

The BHC Act was amended in 2000 by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 to permit “financial holding companies” to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, the Company must declare to the FRB its intention to become a financial holding company and certify that the Bank meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act of 1997. As of December 31, 2005, we had not elected to become a financial holding company.

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

Corporate Governance.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies such as the Company to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer to accompany periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act also accelerates Section 16 insider reporting obligations, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

Impact of Monetary Policies.

Banking is a business that substantially depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks’ earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies including the FRB. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted.

COMPETITION

The banking business is highly competitive. The Company’s market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties in Mississippi. The Company competes with other financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

All financial institutions, including the Company, compete for customers’ deposits. The Company competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Company. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Furthermore, as a local institution, the Company believes it can provide these services faster than a larger institution not based in the Company’s market area.

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

Currently, there are approximately fourteen different financial institutions in the Company’s market area competing for the same customer base. As of June 30, 2005, the Company’s market share in its market area was approximately 16.3%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

AVAILABILITY OF INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of the foregoing are not currently available on the Company’s website, http://www.thecitizensbankphila.com. The Company is in the process of launching a new corporate website and, after its completion, the Company’s annual, quarterly and current reports will be available on this website. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Robert T. Smith, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

ITEM 1A. RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of the Company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Risks Related To Our Business and Industry

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon the net interest income of the Company. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income could be adversely affected, which in turn could negatively affect our earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on our financial condition and results of operations.

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, “Qualitative and Quantitative Disclosures about Market Risk.”

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2005, approximately 82% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The allowance for possible loan losses may be insufficient.

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation, and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the our control, may require an increase in the allowance for loan losses.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bank holding companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we often rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review during the loan application process and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

The profitability of the Company depends significantly on economic conditions in the State of Mississippi.

Our success depends primarily on the general economic conditions of the State of Mississippi and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in East Central Mississippi. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

The earnings of bank holding companies are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading “Competition” in Item 1, “Business,” provides more information regarding the competitive conditions in our markets.

Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, many of our competitors have substantially greater resources than us, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework or “well managed” under regulatory examination procedures could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Act and new SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note 14, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which we and our Bank operate.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to our adherence to financial reporting, disclosure and corporate governance policies and procedures.

Slower than anticipated growth in new branches and new product and service offerings could result in reduced income.

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

We are substantially dependent on dividends from the Bank for our revenues.

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Potential acquisitions may disrupt the our business and dilute shareholder value.

We seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to our business.

•	Potential diversion of management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends in part on our ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of our size. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require. The unexpected loss of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacements. We expect to effectively compete in this area by offering financial packages that are competitive within the industry.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

We continually encounter technological change.

Our industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs.

Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting our industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

While we continually attempt to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, during 2005, Hurricanes Katrina and Rita made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With Our Common Stock

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the banking and financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Our common stock is listed for trading on the American Stock Exchange; the average daily trading volume in our common stock is low, generally less than that of many of the our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Articles of Incorporation and Bylaws, as well as certain banking laws, may have an anti-takeover effect.

Provisions of our Articles of Incorporation and Bylaws, which are exhibits to this Annual Report on Form 10-K, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, and from 18 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED
Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; Trust

Eastside Branch	585 East Main Street Philadelphia, Mississippi (601) 656-4976	Drive-up

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Pearl River Branch	110 Choctaw Town Center Philadelphia, Mississippi (601) 656-4971	Full Service; 24 Hour Teller

Union Branch	Corner of Horne & Bank Union, Mississippi (601) 774-9231	Full Service

Carthage Main Office	219 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Crossroads Branch	Highways 35 & 16 Carthage, Mississippi (601) 267-4525	Drive-up

Madden Branch	Highway 488 Madden, Mississippi (601) 267-7366	Deposits

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	Corner of Main & Bell DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	1048 Johnston Street Scooba, Mississippi (662) 476-8431	Full Service

Meridian Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service

Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

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

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, 2004 and 2003 - Selected Financial Data” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, 2004 and 2003” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2005 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2006, relating to its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance Graph” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2006, relating to its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2006, relating to its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides additional information about the Company’s equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	256,050	$16.68	249,962	(2)
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	256,050	$16.68	249,962

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)	Includes 97,200 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. Also includes 152,762 shares available for future issuance under the 1999 Employees’ Long-Term Incentive Plan (“LTIP”). Under the terms of the LTIP, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be awarded under the LTIP. No restricted stock has been awarded under the LTIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2006, relating to its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2006, relating to its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2003, 2004 and 2005, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements)

		(ii)	Report of Independent Registered Public Accounting Firm (Internal Control)

		(iii)	Management’s Assessment of Internal Control over Financial Reporting

		(iv)	Consolidated Balance Sheets

		(v)	Consolidated Statements of Income

		(vi)	Consolidated Statements of Comprehensive Income

		(vii)	Consolidated Statements of Changes in Shareholders’ Equity

		(viii)	Consolidated Statements of Cash Flows

		(ix)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company	*

		4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	**†

		10(f)	Supplemental Executive Retirement Plan	***†

		13	2005 Annual Report to Shareholders

		14	Code of Ethics	****

		21	Subsidiaries of Registrant

		23	Consent of Independent Registered Public Accounting Firm

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		32.1	Section 1350 Certification of Chief Executive Officer

		32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004 and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 7, 2006	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 7, 2006

/s/ Karl Brantley Karl Brantley	Director	March 7, 2006

/s/ David A. King David A. King	Director	March 7, 2006

/s/ Herbert A. King Herbert A. King	Director	March 7, 2006

/s/ Don L. Fulton Don L. Fulton	Director	March 7, 2006

/s/ David P. Webb David P. Webb	Director	March 7, 2006

/s/ A. T. Williams A.T. Williams	Director	March 7, 2006

/s/ Greg L. McKee Greg L. McKee	Director, President and Chief Executive Officer	March 7, 2006

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer and Controller	March 7, 2006

/s/ William M. Mars William M. Mars	Chairman of the Board	March 7, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2005 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer