Form 10-Q
period 2006-03-31
CITIZENS HOLDING CO /MS/
filed 2006-05-10
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006.

Title	Outstanding
Common Stock, $.20 par value	5,013,778

CITIZENS HOLDING COMPANY

FIRST QUARTER 2006 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Cash and due from banks	$31,107,820	$26,743,200
Interest bearing deposits with other banks	1,462,533	312,825
Federal funds sold	18,800,000	—
Investment securities available for sale, at fair value	162,735,470	162,203,117
Loans, net of allowance for loan losses of $4,377,394 in 2006 and $4,561,817 in 2005	366,482,985	374,964,316
Premises and equipment, net	10,902,977	9,894,215
Other real estate owned, net	3,037,714	2,975,047
Accrued interest receivable	4,799,971	4,695,147
Cash value of life insurance	16,208,333	16,045,673
Intangible assets, net	5,155,701	5,290,076
Other assets	4,644,044	4,585,520

TOTAL ASSETS	$625,337,548	$607,709,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$99,378,400	$87,333,891
Interest-bearing NOW and money market accounts	152,987,004	148,434,618
Savings deposits	36,573,181	35,579,157
Certificates of deposit	203,335,588	202,464,568

Total deposits	492,274,173	473,812,234

Accrued interest payable	1,033,172	798,667
Federal Home Loan Bank advances	59,773,037	60,048,818
Federal funds purchased	—	1,600,000
Deferred compensation payable	2,450,731	2,366,592
Other liabilities	3,673,319	3,950,890

Total liabilities	559,204,432	542,577,201

Minority interest in consolidated subsidiary	1,378,349	1,357,830

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized,
5,012,278 shares outstanding at March 31, 2006 and
5,009,278 shares at December 31, 2005	1,002,456	1,001,856
Additional paid-in capital	3,470,896	3,386,248
Retained earnings	61,425,148	60,352,543
Accumulated other comprehensive loss, net of taxes of $695,269 in 2006 and $587,555 in 2005	(1,143,733)	(966,542)

Total stockholders’ equity	64,754,767	63,774,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$625,337,548	$607,709,136

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2006	2005
INTEREST INCOME
Loan income, including fees	$6,806,971	$6,422,351
Investment securities	1,766,085	1,556,203
Other interest	87,226	37,383

Total interest income	8,660,282	8,015,937

INTEREST EXPENSE
Deposits	2,261,458	1,610,007
Other borrowed funds	704,121	488,011

Total interest expense	2,965,579	2,098,018

NET INTEREST INCOME	5,694,703	5,917,919

PROVISION FOR LOAN LOSSES	(128,540)	162,994

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,823,243	5,754,925

OTHER INCOME
Service charges on deposit accounts	846,664	746,519
Other service charges and fees	126,544	157,883
Other income	426,680	417,074

Total other income	1,399,888	1,321,476

OTHER EXPENSES
Salaries and employee benefits	2,531,938	2,421,503
Occupancy expense	805,752	720,014
Other operating expense	1,262,846	1,367,282
Earnings applicable to minority interest	42,353	47,891

Total other expenses	4,642,889	4,556,690

INCOME BEFORE PROVISION FOR INCOME TAXES	2,580,242	2,519,711

PROVISION FOR INCOME TAXES	655,551	599,957

NET INCOME	$1,924,691	$1,919,754

NET INCOME PER SHARE
-Basic	$0.38	$0.38

-Diluted	$0.38	$0.38

DIVIDENDS PAID PER SHARE	$0.17	$0.16

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2006	2005
Net income	$1,924,691	$1,919,754
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	(177,191)	(767,214)
Reclassification adjustment for (gains) losses included in net income	—	—

Total other comprehensive income (loss)	(177,191)	(767,214)

Comprehensive income	$1,747,500	$1,152,540

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$2,259,466	$2,698,420

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	3,132,072	9,577,916
Purchases of investment securities available for sale	(4,160,599)	(10,583,011)
Purchases of bank premises and equipment	(1,244,987)	(83,974)
(Increase) decrease in interest bearing deposits with other banks	(1,149,708)	434,324
Net increase in federal funds sold	(18,800,000)	(2,100,000)
Proceeds from sale of other real estate acquired by foreclosure	115,333	—
Net (increase) decrease in loans	8,431,871	1,602,357

Net Cash Used by Investing Activities	(13,676,018)	(1,152,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,461,939	2,661,255
Proceeds from exercising stock options	47,100	39,100
Decrease in FHLB advances	(275,781)	(262,512)
Decrease in federal funds purchased	(1,600,000)	—
Payment of dividends	(852,086)	(800,204)

Net Cash Provided by Financing Activities	15,781,172	1,637,639

Net Increase (Decrease) in Cash and Due from Banks	4,364,620	3,183,671

Cash and Due From Banks, beginning of period	26,743,200	16,837,433

Cash and Due from Banks, end of period	$31,107,820	$20,021,104

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the three months ended March 31, 2006

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition of the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.86% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2006, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $19,529,075 compared to an aggregate unused balance of $21,477,893 at December 31, 2005. There were $1,292,236 of letters of credit outstanding at March 31, 2006 and $1,261,236 at December 31, 2005. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

4.	Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	March 31, 2006	March 31, 2005
Basic weighted average shares outstanding	5,011,045	5,000,550
Dilutive effect of granted options	72,864	54,759

Diluted weighted average shares outstanding	5,083,909	5,055,309

Net income	$1,924,692	$1,919,754
Net income per share-basic	$0.38	$0.38
Net income per share-diluted	$0.38	$0.38

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

6.	At March 31, 2006, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. Effective January 1, 2006, the Corporation accounts for those plans under the recognition and measurement principles of fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FASB 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions; valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of FASB 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of FASB 123R.

Prior to January 1, 2006, the Corporation accounted for options in accordance with Accounting Principles Board (APB) Opinion No. 25, which results in no compensation cost recognized for grants prior to December 31, 2005. The proforma impact of expensing options for the quarter ended March 31, 2005 was as follows:

Three months ended March 31, 2005
Net income, as reported	$1,919,754
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44,167)

Pro forma net income	$1,875,587

Basic earnings per share:
As reported	$0.38
Pro forma	0.38

Diluted earnings per share:
As reported	0.38
Pro forma	0.37

On March 29, 2006, the Board of Directors awarded 40,500 options to certain officers of the bank at an exercise price of $23.46, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 30, 2006 and must be exercised not later than March 29, 2016.

To determine the expected term of the options granted, the Corporation has chosen to use the “simplified” method for “plain vanilla” options as detailed in SAB 107. The Corporation has determined that the options granted comply with the requirements under SAB 107 and will use this method for estimating the expected term of the options granted until the Corporation can gather more detailed information about the expected term of the options. SAB 107 discourages the application of the “simplified” method with respect to options granted after December 31, 2007. Volatility was determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options before six months and one day after the grant date constitutes a de facto vesting schedule and must be considered when applying FASB 123R. FASB 123R states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Our analysis of the terms of the option awards made in March 2006 lead us to conclude that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period under FASB123R and the compensation costs should be amortized over this six month period, beginning in March 2006.

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted in the first quarter.

Assumption	2006
Dividend Yield	2.90%
Risk-Free Interest Rate	4.55%
Expected Life	5.25 years
Expected Volatility	28.85%
Calculated Value per Option	$5.87
Forfeitures	0.00%

Using the Black-Scholes option-pricing model, it was determined that the total cost of options granted to employees in March 2006 was $237,552 and should be recognized as an expense of $39,592 per month over the six month requisite service period, beginning March 2006. This will be recorded as an expense to officer salary expense and a credit to paid-in capital. Since the options granted in the first quarter were incentive stock options, no deferred taxes will be recorded.

In April 2006, the Board of Directors were granted a total of 12,000 options as specified in the 1999 Directors’ Stock Compensation Plan. The value of these options will be calculated and reported as expense starting in the second quarter reporting period ended June 30, 2006. These options are exercisable six months and one day after grant and the compensation costs for such options will be amortized over a six month period.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its 97.86% owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at March 31, 2006 was 60.11%, at December 31, 2005 was 55.79% and at March 31, 2005 was 58.16%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $492,274,173 at March 31, 2006 and $473,812,234 at December 31, 2005. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $162,735,470 invested in investment securities at March 31, 2006 and $162,203,117 at December 31, 2005. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at March 31, 2006 and $37,500,000 at December 31, 2005. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2006, the Corporation had unused and available $111,116,314 of its line of credit with the FHLB and at December 31, 2005, the Corporation had unused and available $115,873,280 of its line of credit with the FHLB. At March 31, 2006, the Corporation had $18,800,000 in federal funds sold compared to $1,600,000 federal funds purchased at December 31, 2005. This change in federal funds position occurred mainly in response to the increase in total deposits and the decrease in loans outstanding during the first quarter of 2006.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $64,754,767 at March 31, 2006 as compared to $63,774,105 at December 31, 2005. The main source of this increase in the capital of the Corporation was the retention of net income.

Certain employees and directors exercised stock options for 9,000 shares of stock in 2005. In the first quarter of 2006, a director exercised options for an aggregate of 3,000 shares of stock. These option exercises brought the number of shares outstanding to 5,012,278 at March 31, 2006. Cash dividends in the amount of $852,087, or $0.17 per share, have been paid in 2006 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2006 the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Total Capital (to Risk-Weighted Assets)	$66,498,543	16.88%	$31,518,873	>8.00%	$39,398,591	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,121,149	15.77%	15,759,436	>4.00%	23,639,155	>6.00%
Tier 1 Capital ( to Average Assets)	62,121,149	10.26%	24,222,733	>4.00%	30,278,417	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the three months ended March 31,
	2006	2005
Interest Income, including fees	$8,660,282	$8,015,937
Interest Expense	2,965,579	2,098,018

Net Interest Income	5,694,703	5,917,919
Provision for Loan Losses	(128,540)	162,994

Net Interest Income after
Provision for Loan Losses	5,823,243	5,754,925
Other Income	1,399,888	1,321,476
Other Expense	4,642,889	4,556,690

Income before Provision For
Income Taxes	2,580,242	2,519,711
Provision for Income Taxes	655,551	599,957

Net Income	$1,924,691	$1,919,754

Net Income Per share - Basic	$0.38	$0.38

Net Income Per Share-Diluted	$0.38	$0.38

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 11.91% for the three months ended March 31, 2006 and 12.58% for the corresponding period in 2005.

The book value per share increased to $12.92 at March 31, 2006 compared to $12.73 at December 31, 2005 and $12.13 at March 31, 2005. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the three months ended March 31, 2006 were $610,724,034 compared to $591,872,059 for the year ended December 31, 2005 and $582,574,518 for the three months ended March 31, 2005. Average equity for the three months ended March 31, 2006 increased to $64,667,121 from $63,068,278 for the year ended December 31, 2005 and $61,058,131 for the three months ended March 31, 2005.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.45% for the first quarter of 2006 compared to 4.80% for the corresponding period of 2005. The decrease in net interest margin from 2005 to 2006 is the result of slower growth in rates on earnings assets compared to the rates paid on deposits and borrowed funds. Earning assets averaged $542,696,733 for the three months ended March 31, 2006. This represents an increase of $22,847,628, or 4.4%, over average earning assets of $519,849,105 for the three months ended March 31, 2005. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,694,703 and $5,917,919 for the three month periods ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, the yields on earning assets rose more slowly than the rates paid on deposits and borrowed funds as compared to the changes in yields and rates in the first quarter of 2005, resulting in the decrease in net interest income. The yield on all interest bearing assets increased twenty-two basis points to 6.65% in the first three months of 2006 compared to 6.43% for the same period in 2005. At the same time, the rate paid on all interest bearing liabilities for the first three months of 2006 increased ninety-eight basis points to 2.66% from 1.68% in the same period of 2005.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended March 31,
	2006	2005
Interest and Fees	$6,806,971	$6,422,351
Average Loans	377,786,764	363,059,884
Annualized Yield	7.21%	7.08%

The increase in interest rates in the three month period ended March 31, 2006 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation has a loan to a customer in the amount of $2.3 million that was included in non-accrual loans at March 31, 2006 due to past payment performance and a bankruptcy filing by the customer. The bankruptcy has since been dismissed and payments on this loan are current as of April 30, 2006. The Corporation intends to continue to carry this loan on non-accrual status until such time as management is confident that the borrower will make payments on this loan in a regular and timely manner. Management has specifically reserved 5% of the outstanding balance of this loan to cover any inherent loss, but no additional loss is expected.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2006	Year to Date December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$372,256,940	$380,887,181	$(8,630,241)	-2.27%
Allowance for Loan Losses	4,377,394	4,561,817	(184,423)	-4.04%
Nonaccrual Loans	4,298,911	4,346,512	(47,601)	-1.10%
Ratios:
Allowance for loan losses to gross loans	1.18%	1.20%
Net loans charged off to allowance for loan losses	1.28%	27.25%

The provision for loan losses for the three months ended March 31, 2006 was a negative provision of $128,540, a decrease of $291,534 over the $162,994 for the same period in 2005. The decrease in the provision was the result of management’s analysis of the current allowance requirement using the Corporation’s internal loan grading system and historical loan charge-offs. The decrease in the provision in the first quarter of 2006 was the result of the upgrading of certain loans by management, recoveries of previously charged-off loans that exceeded management’s expectations and a decrease in loan volume. The loans upgraded by management were the result of an extensive review of each individual loan in the portfolio.

For the three months ended March 31, 2006, net loan losses charged to the allowance for loan losses totaled $55,883, a decrease of $55,997 over the $111,880 charged off in the same period in 2005.

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

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Non-interest income for the three months ended March 31, 2006 was $1,399,888, an increase of $78,412, or 5.9%, over the same period in 2005. Service charges on deposit accounts increased $100,145, or 13.4%, to $846,684 in the first quarter of 2006 compared to $746,519 for the same period in 2005. Other service charges and fees decreased $31,339, or 19.8%, in the first quarter of 2006 compared to the same quarter in 2005. The following is a detail of the major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended March 31,
Other Income	2006	2005
BOLI Insurance	$136,453	$166,812
Mortgage Loan Origination Income	90,144	95,953
Other Income	200,083	154,309

Total Other Income	$426,680	$417,074

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended March 31, 2006 and 2005 were $4,642,889 and $4,556,690, respectively, an increase of $86,199, or 5.9%. Salaries and benefits increased to $2,531,938 for the three months ended March 31, 2006 from $2,421,503 for the same period in 2005. This represents an increase of $110,435, or 4.6%. Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in non-interest expenses in 2006.

Occupancy expense increased $85,738, or 11.9% to $805,752 in the first three months of 2006 when compared to the first three months of 2005. The following is a detail of the major expense classifications that make up the Other Expense line item in the income statement.

	Three months ended March 31,
Other Expense	2006	2005
Intangible Amortization	$134,376	$134,376
Advertising	110,308	113,708
Office Supplies	131,026	150,341
Legal and Audit Fees	112,744	165,408
Telephone expense	90,042	100,202
Other expenses	684,350	703,247

Total Other Expense	$1,262,846	$1,367,282

The Corporation’s efficiency ratio for the three months ended March 31, 2006 was 62.68% compared to 60.65% for the same period in 2005.

BALANCE SHEET ANALYSIS

	March 31, 2006	December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$31,107,820	$26,743,200	$4,364,620	16.32%
Investment Securities	162,735,470	162,203,117	532,353	0.33%
Loans, net	366,482,985	374,964,316	(8,481,331)	-2.26%
Total Assets	625,337,548	607,709,136	17,628,412	2.90%
Total Deposits	492,274,173	473,812,234	18,461,939	3.90%

Total Stockholders’ Equity	64,754,767	63,774,105	980,662	1.54%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2006 increased $4,364,620 from $26,743,200 at December 31, 2005 due to large cash letters on the last day of the quarter that had not been fully collected.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2006 increased $532,353, or .3%, to $162,735,470 from the balance at December 31, 2005.

LOANS

Although the loan balances decreased by $8,481,331 during the three month period ended March 31, 2006 to $366,482,985 from $374,964,316 at December 31, 2005, management believes that loan demand in the Corporation’s service area has been good. Several loan customers of the Corporation borrowed money in the fourth quarter of 2005 to supply materials for the rebuilding of the Gulf Coast area after Hurricane Katrina, resulting in greater than anticipated growth in the loan balance in that quarter. These contracts have been completed and the related loans paid off. Residential housing loans continue to be in demand along with commercial and industrial loans and management believes that loan growth will remain steady for the remainder of 2006. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	Quarter Ended	Year to Date	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
Noninterest-bearing Deposits	$99,378,400	$87,333,891	$12,044,509	13.79%
Interest-bearing Deposits	152,987,004	148,434,618	4,552,386	3.07%
Savings	36,573,181	35,579,157	994,024	2.79%
Certificates of Deposit	203,335,588	202,464,568	871,020	0.43%

Total Deposits	$492,274,173	$473,812,234	$18,461,939	3.90%

The balances of all categories of interest bearing deposits increased from December 31, 2005 to March 31, 2006. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 3 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates rose at a measured pace during the three months ended March 31, 2006. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since December 31, 2005.

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

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Standards

Please refer to the material under the caption “Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein, for a discussion of capital standards applicable to the Corporation.

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

In addition, Federal Reserve Bank regulations limit the amount the Bank may loan to Citizens Holding Company unless those loans are collateralized by specific obligations.

At March 31, 2006, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends and loans was $122,875,755 (which represents 20% of the Bank’s consolidated net assets).

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: May 8, 2006		DATE: May 8, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.