Form 10-Q
period 2006-06-30
CITIZENS HOLDING CO /MS/
filed 2006-08-09
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐  Large accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2006:

Title	Outstanding
Common Stock, $.20 par value	5,018,228

CITIZENS HOLDING COMPANY

SECOND QUARTER 2006 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$29,944,232	$26,743,200
Interest bearing deposits with other banks	1,725	312,825
Investment securities available for sale, at fair value	160,270,050	162,203,117
Loans, net of allowance for loan losses of $4,245,126 in 2006 and $4,561,817 in 2005	368,925,508	374,964,316
Premises and equipment, net	11,579,104	9,894,215
Other real estate owned, net	2,770,915	2,975,047
Accrued interest receivable	4,767,515	4,695,147
Cash value of life insurance	16,368,714	16,045,673
Intangible assets (net)	5,021,325	5,290,076
Other assets	8,931,971	4,585,520

TOTAL ASSETS	$608,581,059	$607,709,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	93,071,541	$87,333,891
Interest-bearing NOW and money market accounts	143,113,820	148,434,618
Savings deposits	35,703,890	35,579,157
Certificates of deposit	201,413,709	202,464,568

Total deposits	473,302,960	473,812,234

Accrued interest payable	1,274,937	798,667
Federal Home Loan Bank advances	59,493,835	60,048,818
Federal funds purchased	4,000,000	1,600,000
Directors deferred compensation payable	2,534,253	2,366,592
Other liabilities	1,943,191	3,950,890

Total liabilities	542,549,176	542,577,201
Minority interest in consolidated subsidiary	1,373,788	1,357,830

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,018,228 shares outstanding at June 30, 2006 and 5,009,278 shares at December 31, 2005	1,003,646	1,001,856
Additional paid-in capital	3,733,243	3,386,248
Retained earnings	62,683,872	60,352,543
Accumulated other comprehensive income, net of taxes of $1,679,410 in 2006 and $587,555 in 2005	(2,762,666)	(966,542)

Total stockholders’ equity	64,658,095	63,774,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608,581,059	$607,709,136

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loan income including fees	$7,282,033	$6,472,604	$14,089,004	$12,894,955
Investment securities	1,777,906	1,559,166	3,543,991	3,115,369
Other interest	102,094	40,329	189,320	77,712

Total interest income	9,162,033	8,072,099	17,822,315	16,088,036

INTEREST EXPENSE
Deposits	2,585,456	1,713,526	4,846,914	3,323,533
Other borrowed funds	697,791	564,390	1,401,911	1,052,401

Total interest expense	3,283,247	2,277,916	6,248,825	4,375,934

NET INTEREST INCOME	5,878,786	5,794,183	11,573,490	11,712,102

PROVISION FOR LOAN LOSSES	(63,634)	342,763	(192,174)	505,757

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,942,420	5,451,420	11,765,664	11,206,345

OTHER INCOME
Service charges on deposit accounts	981,450	989,550	1,828,114	1,736,069
Other service charges and fees	149,250	118,989	275,794	276,872
Other income	533,268	467,877	959,948	884,951

Total other income	1,663,968	1,576,416	3,063,856	2,897,892

OTHER EXPENSES
Salaries and employee benefits	2,585,470	2,380,117	5,117,408	4,801,620
Occupancy expense	724,507	736,521	1,530,259	1,456,535
Other operating expense	1,367,087	1,260,007	2,629,933	2,627,289
Earnings applicable to minority interest	47,053	23,111	89,406	71,002

Total other expenses	4,724,117	4,399,756	9,367,006	8,956,446

INCOME BEFORE PROVISION FOR INCOME TAXES	2,882,271	2,628,080	5,462,514	5,147,791

PROVISION FOR INCOME TAXES	771,205	601,619	1,426,756	1,201,576

NET INCOME	$2,111,066	$2,026,461	$4,035,758	$3,946,215

NET INCOME PER SHARE
- Basic	$0.42	$0.40	$0.81	$0.79

- Diluted	$0.42	$0.40	$0.79	$0.78

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,111,066	$2,026,461	$4,035,758	$3,946,215
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	(1,618,933)	612,157	(1,796,124)	(155,057)
Reclassification adjustment for (gains) losses included in net income	—	—	—	—

Total other comprehensive income (loss)	(1,618,933)	612,157	(1,796,124)	(155,057)

Comprehensive income	$492,133	$2,638,618	$2,239,634	$3,791,158

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$189,669	$5,320,209

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	8,368,938	24,143,613
Purchases of investment securities available for sale	(9,754,068)	(32,697,928)
Purchases of bank premises and equipment	(2,138,208)	(935,872)
Decrease in interest bearing deposits with other banks	311,100	746,496
Net decrease in federal funds sold	—	11,000,000
Net (increase) decrease in loans	5,890,982	(5,842,840)
Proceeds from sale of real estate acquired by foreclosure	544,132	—

Net Cash Used by Investing Activities	3,222,876	(3,586,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(509,274)	(24,233,797)
Increase (decrease) in FHLB Advances	(554,983)	14,471,719
Increase in federal funds purchased	2,400,000	12,600,000
Proceeds from exercise of stock options	157,173	223,152
Payment of dividends	(1,704,429)	(1,601,528)

Net Cash Provided by Financing Activities	(211,513)	1,459,546

Net Increase (Decrease) in Cash and Due from Banks	3,201,032	3,193,224

Cash and Due From Banks, beginning of year	26,743,200	16,837,433

Cash and Due from Banks, end of period	$29,944,232	$20,030,657

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the six months ended June 30, 2006

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.86% owned subsidiary, The Citizens Bank of Philadelphia (collectively referred to as the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2006, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $19,529,075 compared to an aggregate unused balance of $21,477,893 at December 31, 2005. There were $1,396,236 of letters of credit outstanding at June 30, 2006 and $1,261,236 at December 31, 2005. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

4.	Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	5,014,460	5,006,981	5,012,762	5,003,784
Dilutive effect of granted options	69,137	57,893	71,098	56,700

Diluted weighted average shares outstanding	5,083,597	5,064,874	5,083,860	5,060,484

Net income	$2,111,066	$2,026,461	$4,035,758	$3,946,215
Net income per share-basic	$0.42	$0.40	$0.81	$0.79
Net income per share-diluted	$0.42	$0.40	$0.79	$0.78

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

6.	At June 30, 2006, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. Effective January 1, 2006, the Corporation accounts for these plans under the recognition and measurement principles of fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FASB 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of FASB 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of FASB 123R.

Prior to January 1, 2006, the Corporation accounted for options in accordance with Accounting Principles Board (APB) Opinion No. 25, which results in no compensation cost recognized for grants prior to December 31, 2005. The proforma impact of expensing options for the quarter and six-month period ended June 30, 2005 was as follows:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$2,026,461	$3,946,215
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,173	55,340

Pro forma net income	$2,015,288	$3,890,875

Basic earnings per share: As reported	$0.40	$0.79
Pro forma	$0.40	$0.78

Diluted earnings per share: As reported	$0.40	$0.78
Pro forma	$0.40	$0.77

On March 29, 2006, the Board of Directors awarded 40,500 options to certain officers of the Bank as authorized by the 1999 Employees’ Long-Term Incentive Plan at an exercise price of $23.46, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 30, 2006 and must be exercised not later than March 29, 2016.

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

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the total cost of options granted to employees in March 2006 was $237,552 and should be recognized as an expense of $39,592 per month over the six month requisite service period, beginning March 2006. This will be recorded as an expense to officer salary expense and a credit to paid-in capital. Since the options granted in the first quarter were incentive stock options, no deferred taxes will be recorded.

On April 26, 2006, the members of the Board of Directors were granted a total of 12,000 options as specified in the 1999 Directors’ Stock Compensation Plan. These options were granted at an exercise price of $23.70 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 27, 2006 and must be exercised not later than April 26, 2016.

Since the options granted to directors are similar to the options granted to officers of the Corporation, the Corporation has chosen to use the same methods for calculating the term, volatility and vesting schedule of these options that were used in the calculation of the value per option for the options granted to officers. The fair value of each option is estimated on the date of the grant using the Black-Sholes option-pricing model.

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter.

Assumption	2006
Dividend Yield	2.90%
Risk-Free Interest Rate	4.99%
Expected Life	5.25 years
Expected Volatility	28.86%
Calculated Value per Option	$6.10
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2006 was $73,258 and should be recognized as an expense of $12,210 per month over the six month requisite service period, beginning in April 2006. This will be recorded as an expense to salary expense and a credit to paid-in capital. A deferred tax on these options will be recorded in the aggregate of $27,106 or $4,518 per month over the six month requisite service period, beginning in April 2006.

The following table below is a summary of the stock option activity for the six months ended June 30, 2006.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	83,850	$14.77	172,200	$17.60
Granted	12,000	23.70	40,500	23.46
Exercised	(4,500)	17.88	(4,450)	17.24
Forfeited	—	—	(6,450)	18.54

Outstanding at June 30, 2006	91,350	$15.79	201,800	$18.75

7.	In July 2006, the Financial Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the de-recognition, classification, interest and penalties, interim accounting for income taxes, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Corporation is currently analyzing the effect of FIN 48.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at June 30, 2006 was 57.02%, at December 31, 2005 was 55.79% and at June 30, 2005 was 53.02%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $473,302,960 at June 30, 2006 and $473,812,234 at December 31, 2005. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $160,270,050 invested in investment securities at June 30, 2006 and $162,203,117 at December 31, 2005. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at June 30, 2006 and $37,500,000 at December 31, 2005. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2006, the Corporation had unused and available $50,043,908 of its line of credit with the FHLB and at December 31, 2005, the Corporation had unused and available $115,873,280 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2005 to June 30, 2006 resulted from a reduction in the line of credit with the FHLB. The FHLB decreased the line of credit by $68,242,187 due to an increase in the exception rate on the collateral securing the advances under the line. In the past, the Bank had performed the collateral review and determined the exception rate. In 2006, The FHLB performed this review itself and used different criteria to determine what constituted an exception, resulting in a higher exception rate and a decrease in the Corporation’s FHLB line of credit. Management does not believe that the reduction in its line of credit with the FHLB will have a material adverse effect on the Corporation.

At June 30, 2006, the Corporation had $4,000,000 in federal funds purchased compared to $1,600,000 federal funds purchased at December 31, 2005.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $64,658,095 at June 30, 2006 as compared to $63,774,105 at December 31, 2005. The main source of this increase in the capital of the Corporation was the retention of net income.

Certain employees and directors exercised stock options for 9,000 shares of stock in 2005. In the first six months of 2006, a retired director exercised options for an aggregate of 4,500 shares of stock and a former officer exercised 4,450 options. These option exercises brought the number of shares outstanding to 5,018,228 at June 30, 2006. Cash dividends in the amount of $1,704,429, or $0.34 per share, have been paid in 2006 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2006 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Total Capital	$68,018,350	17.33%	$31,407,633	>8.00%	$39,259,541	>10.00%
(to Risk-Weighted Assets)
Tier 1 Capital	63,773,224	16.24%	15,703,816	>4.00%	23,555,724	>6.00%
(to Risk-Weighted Assets)
Tier 1 Capital	63,773,224	10.63%	24,005,576	>4.00%	30,006,970	>5.00%
( to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income, including fees	$9,162,033	$8,072,099	$17,822,315	$16,088,036
Interest Expense	3,283,247	2,277,916	6,248,825	4,375,934

Net Interest Income	5,878,786	5,794,183	11,573,490	11,712,102
Provision for Loan Losses	(63,634)	342,763	(192,174)	505,757

Net Interest Income after Provision for Loan Losses	5,942,420	5,451,420	11,765,664	11,206,345
Other Income	1,663,968	1,576,416	3,063,856	2,897,892
Other Expense	4,724,117	4,399,756	9,367,006	8,956,446

Income before Provision For Income Taxes	2,882,271	2,628,080	5,462,514	5,147,791
Provision for Income Taxes	771,205	601,619	1,426,756	1,201,576

Net Income	$2,111,066	$2,026,461	$4,035,758	$3,946,215

Net Income Per share - Basic	$0.42	$0.40	$0.81	$0.79

Net Income Per Share-Diluted	$0.42	$0.40	$0.79	$0.78

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.82% for the three months ended June 30, 2006 and 12.93% for the corresponding period in 2005. For the six months ended June 30, 2006, ROE was 12.37% compared to 12.75% for the six months ended June 30, 2005.

The book value per share increased to $12.88 at June 30, 2006 compared to $12.73 at December 31, 2005 and $12.39 at June 30, 2005. These increases are due to earnings exceeding dividends paid during these periods. Average assets for the six months ended

June 30, 2006 were $607,927,010 compared to $591,872,059 for the year ended December 31, 2005 and $583,161,983 for the six months ended June 30, 2005. Average equity for the six months ended June 30, 2006 increased to $65,263,456 from $63,068,278 for the year ended December 31, 2005 and $61,880,715 for the six months ended June 30, 2005.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.58% for the second quarter of 2006 compared to 4.64% for the corresponding period of 2005. For the six months ended June 30, 2006, annualized net interest margin was 4.52% as compared to 4.73% for the six months ended June 30, 2005. The decrease in net interest margin from 2005 to 2006 is the result of slower growth in rates on earnings assets compared to the rates paid on deposits and borrowed funds. Earning assets averaged $538,563,049 for the three months ended June 30, 2006. This represents an increase of $35,709,523, or 6.8%, over average earning assets of $522,360,339 for the three month period ended June 30, 2005. Earning assets averaged $540,618,472 for the six months ended June 30, 2006. This represents an increase of $19,506,813, or 3.7%, over average earning assets of $521,111,659 for the six months ended June 30, 2005. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Net interest income was $5,878,786 and $5,794,183 for the three month periods ended June 30, 2006 and 2005, respectively, due to changes in both volume and rate. Net interest income was $11,573,490 for the six months ended June 30, 2006, a decrease of $138,612 from the $11,712,102 in the same period in 2005, primarily due to changes in rate. In the three month period ended June 30, 2006, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in yields and rates in the same period in 2005. The yield on all interest bearing assets increased sixty-two basis points to 7.00% in the second quarter of 2006 compared to 6.38% for the same period in 2005. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2006 increased eighty-one basis points to 2.90% from 2.09% in the same period of 2005. In the six month period ended June 30, 2006, the rates paid on deposits and borrowed funds increased more than the yields on earnings assets when compared to the same period in 2005. The yield on all interest bearing assets increased forty two basis points to 6.83% in the first six months of 2006 compared to 6.41% for the same period in 2005. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2006 increased seventy six basis points to 2.78% from 2.02% in the same period of 2005. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rate on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2005	2006	2005
Interest and Fees	$7,282,033	$6,472,604	$14,089,004	$12,894,955
Average Loans	375,230,793	365,382,776	376,501,718	364,227,747
Annualized Yield	7.76%	7.09%	7.48%	7.08%

The increase in interest rates in the three and six-month periods ended June 30, 2006 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation has a loan to a customer in the amount of $2.3 million that was included in non-accrual loans at June 30, 2006 due to past payment performance and a bankruptcy filing by the customer. The bankruptcy has since been dismissed and payments on this loan are sporadic. The Corporation intends to continue to carry this loan on non-accrual status until such time as management believes that the customer will make payments on this loan in a regular and timely manner. Management has specifically reserved 5% of the outstanding balance of this loan to cover any inherent loss, but no additional loss is expected.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2006	Year to Date December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$374,597,598	$380,887,181	$(6,289,583)	-1.65%
Allowance for Loan Losses	4,245,126	4,561,817	(316,691)	-6.94%
Nonaccrual Loans	3,829,253	4,346,512	(517,259)	-11.90%
Ratios:
Allowance for loan losses to gross loans	1.13%	1.20%
Net loans charged off to allowance for loan losses	2.90%	27.25%

The provision for loan losses for the three months ended June 30, 2006 was a negative provision of $63,634, a decrease of $406,397 over the $342,763 positive provision for the same period in 2005. The provision for loan loss was a negative provision of $192,174 for the six months ended June 30, 2006 compared to a positive provision of $505,757 for the same period in 2005. The decrease in the provision in the three and six-month periods ended June 30, 2006as compared to the corresponding periods in 2005, was the result of the upgrading of certain loans by management, recoveries of previously charged-off loans that exceeded management’s expectations and a decrease in loan volume. The loans upgraded by management were the result of an extensive review of each individual loan in the portfolio.

For the three months ended June 30, 2006, net loan losses charged to the allowance for loan losses totaled $67,326, a decrease of $420,808 over the $488,134 charged off in the same period in 2005. For the six months ended June 30, 2006, net loan losses charged to the allowance totaled $123,209, a decrease of $476,805 over the $600,014 charged off in the same period in 2005.

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

Non-interest income for the three months ended June 30, 2006 was $1,663,968, an increase of $87,552, or 5.6%, over the same period in 2005. Service charges on deposit accounts increased $8,100, or .8%, to $981,450 in the three months ended June 30, 2006 compared to $989,550 for the same period in 2005. Other service charges and fees increased $30,261, or 25.4%, in the three months ended June 30, 2006 compared to the same period in 2005.

Non-interest income for the six months ended June 30, 2006 was $3,063,856, an increase of $165,964, or 5.7%, over the same period in 2005. Service charges on deposit accounts decreased $1,078, or .4%, to $275,794 in the six months ended June 30, 2006 compared to $276,872 for the same period in 2005. Other service charges and fees increased $74,997, or 8.5%, in the six months ended June 30, 2006 compared to the same period in 2005.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended June 30,		Six months ended June 30,
Other Income	2006	2005	2006	2005
BOLI Insurance	$134,383	$136,812	$270,835	$303,624
Mortgage Loan Origination Income	89,520	103,366	179,664	199,319
Other Income	309,365	227,699	509,449	382,008

Total Other Income	$533,268	$467,877	$959,948	$884,951

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended June 30, 2006 and 2005 were $4,724,117 and $4,399,756, respectively, an increase of $324,361, or 7.4%, from 2005 to 2006. Salaries and benefits increased to $2,585,470 for the three months ended June 30, 2006 from $2,380,117 for the same period in 2005. This represents an increase of $205,353, or 8.6%. Occupancy expense decreased $12,014, or 1.6%, to $724,507 in the three months ended June 30, 2006 when compared to the same period of 2005.

Total non-interest expenses for the six month periods ended June 30, 2006 and 2005 were $9,367,006 and $8,956,446, respectively, an increase of $410,560, or 4.6%, from 2005 to 2006. Salaries and benefits increased to $5,117,408 for the six months ended June 30, 2006 from $4,801,620 for the same period in 2005. This represents an increase of $315,708, or 6.6%. Occupancy expense increased $73,724, or 5.1%, to $1,530,259 in the six months ended June 30, 2006 when compared to the same period of 2005.

Normal growth in the Corporation along with annual increases in salaries and increased cost of employee benefits were the main reasons for the increase in non-interest expenses in 2006. The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
Other operating expense	2006	2005	2006	2005
Intangible Amortization	$134,376	$134,376	$268,751	$268,751
Advertising	129,305	121,511	239,613	235,219
Office Supplies	112,183	123,734	243,209	274,075
Legal and Audit Fees	152,999	104,453	265,743	269,861
Telephone expense	94,567	104,936	184,610	205,138
Other expenses	743,657	670,997	1,428,007	1,374,245

Total Other Expense	$1,367,087	$1,260,007	$2,629,933	$2,627,289

The Corporation’s efficiency ratio for the three months ended June 30, 2006 was 60.13% compared to the 57.50% for the same period in 2005. For the six months ended June 30, 2006 and 2005, the Corporation’s efficiency ratio was 61.37% and 59.06%, respectively.

BALANCE SHEET ANALYSIS

	June 30, 2006	December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$29,944,232	$26,743,200	$3,201,032	11.97%
Investment Securities	160,270,050	162,203,117	(1,933,067)	-1.19%
Loans, net	368,925,508	374,964,316	(6,038,808)	-1.61%
Total Assets	608,581,059	607,709,136	871,923	0.14%

Total Deposits	473,302,960	473,812,234	(509,274)	-0.11%

Total Stockholders’ Equity	64,658,095	63,774,105	883,990	1.39%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2006 increased $3,201,032 from $26,743,200 at December 31, 2005 due to large cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the six month period ended June 30, 2006, premises and equipment increased $1,684,889, or 17.0%, to $11,579,104, when compared to $9,894,215 at June 30, 2005. This increase was due in large part to the $1,203,392 paid during the six months ended June 30, 2006 for the renovation of the Corporation’s main office building in Philadelphia.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2006 decreased $1,933,067, or 1.2%, to $160,270,050 from the balance at December 31, 2005. The decrease in investment securities in the six month period ended June 30, 2006 was the result of an adjustment in market value of the portfolio caused by rising interest rates required by FASB 115.

LOANS

Although the loan balances decreased by $6,038,808 during the six month period ended June 30, 2006 to $368,925,508 from $374,964,316 at December 31, 2005, management believes that loan demand in the Corporation’s service area has been good. Several loan customers of the Corporation borrowed money in the fourth quarter of 2005 to supply materials for the rebuilding of the Gulf Coast area after Hurricane Katrina, resulting in greater than anticipated growth in the loan balance in that quarter. These contracts have been completed and the related loans paid off. Residential housing loans continue to be in demand along with commercial and industrial loans and management believes that loan growth will remain steady for the remainder of 2006. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2005	December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$93,071,541	$87,333,891	$5,737,650	6.57%
Interest-bearing Deposits	143,113,820	148,434,618	(5,320,798)	-3.58%
Savings	35,703,890	35,579,157	124,733	0.35%
Certificates of Deposit	201,413,709	202,464,568	(1,050,859)	-0.52%

Total Deposits	$473,302,960	$473,812,234	$(509,274)	-0.11%

Non-interest bearing deposits and savings increased during the six months ended June 30, 2006 while interest bearing deposits and certificates of deposit decreased. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates rose at a measured pace during the three months ended June 30, 2006. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since December 31, 2005.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In addition, Federal Reserve Board regulations limit the amount the Bank may loan to Citizens Holding Company unless those loans are collateralized by specific obligations.

At June 30, 2006, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends was $60,342,000 and in the form of loans was $60,858,116, totaling $121,200,116, (which represents 20% of the Bank’s consolidated net assets).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 25, 2006. There were 4,027,908 shares, or 80.4%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting. The

Corporation solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management’s solicitations.

The shareholders considered and voted upon four proposals at the Annual Meeting. The first proposal was to set the number of directors to serve on the Board of Directors at nine members. The shareholders of the Corporation adopted this proposal by a vote of 4,000,073 for the proposal and 20,395 shares against the proposal, with 7,440 abstentions.

The second proposal concerned the election of three Class I directors to a three-year term expiring in 2009. The votes for each nominee were:

	Shares Voted For	Shares Withheld
Don L. Fulton	3,998,598	29,310
Donald L. Kilgore	4,001,078	26,830
Herbert A. King	4,008,176	19,732

The third proposal concerned the election of one Class III director to a two year term expiring in 2008. The votes for the nominee were:

	Shares Voted For	Shares Withheld
David P. Webb	3,949,078	78,830

Finally, the shareholders considered and voted upon a proposal to ratify HORNE LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2006. The shareholders of the Corporation adopted this proposal by a vote of 4,008,943 for the proposal to 200 votes against, with 18,551 abstentions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 7, 2006		DATE: August 7, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.