Form 10-Q
period 2006-09-30
CITIZENS HOLDING CO /MS/
filed 2006-11-09
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐ Large accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2006:

Title	Outstanding
Common Stock, $.20 par value	5,020,228

CITIZENS HOLDING COMPANY

THIRD QUARTER 2006 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$18,064,825	$26,743,200
Interest-bearing deposits with other banks	990,319	312,825
Federal funds sold	5,450,000	—
Investment securities available for sale, at fair value	159,967,272	162,203,117
Loans, net of allowance for loan losses of $3,906,647 in 2006 and $4,561,817 in 2005	369,922,059	374,964,316
Premises and equipment, net	12,174,036	9,894,215
Other real estate owned, net	2,688,915	2,975,047
Accrued interest receivable	5,147,226	4,695,147
Cash value of life insurance	16,547,826	16,045,673
Intangible assets (net)	4,886,949	5,290,076
Other assets	6,270,493	4,585,520

TOTAL ASSETS	$602,109,920	$607,709,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$87,658,974	$87,333,891
Interest-bearing NOW and money market accounts	141,755,258	148,434,618
Savings deposits	34,584,790	35,579,157
Certificates of deposit	203,065,234	202,464,568

Total deposits	467,064,256	473,812,234

Accrued interest payable	1,511,554	798,667
Federal Home Loan Bank advances	59,400,000	60,048,818
Federal funds purchased	—	1,600,000
Directors deferred compensation payable	2,617,146	2,366,592
Other liabilities	2,033,352	3,950,890

Total liabilities	532,626,308	542,577,201

Minority interest in consolidated subsidiary	1,446,652	1,357,830
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 5,020,228 shares outstanding at September 30, 2006 and 5,009,278 shares at December 31, 2005	1,004,046	1,001,856
Additional paid-in capital	3,886,830	3,386,248
Retained earnings	63,955,362	60,352,543
Accumulated other comprehensive loss, net of taxes of $491,555 in 2006 and $587,555 in 2005	(809,278)	(966,542)

Total stockholders’ equity	68,036,960	63,774,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,109,920	$607,709,136

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loan income including fees	$7,362,309	$6,802,123	$21,451,313	$19,697,078
Investment securities	1,792,767	1,615,368	5,336,758	4,730,737
Other interest	109,729	31,990	299,049	109,702

Total interest income	9,264,805	8,449,481	27,087,120	24,537,517

INTEREST EXPENSE
Deposits	2,681,484	1,919,944	7,528,398	5,243,477
Other borrowed funds	743,082	668,034	2,144,993	1,720,435

Total interest expense	3,424,566	2,587,978	9,673,391	6,963,912

NET INTEREST INCOME	5,840,239	5,861,503	17,413,729	17,573,605
PROVISION FOR LOAN LOSSES	(111,132)	540,509	(303,306)	1,046,266

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,951,371	5,320,994	17,717,035	16,527,339

OTHER INCOME
Service charges on deposit accounts	992,226	942,554	2,820,340	2,678,623
Other service charges and fees	167,853	186,071	443,647	462,943
Other income	422,220	425,237	1,382,168	1,310,188

Total other income	1,582,299	1,553,862	4,646,155	4,451,754
OTHER EXPENSES
Salaries and employee benefits	2,523,016	2,416,333	7,640,424	7,217,953
Occupancy expense	699,211	772,581	2,229,470	2,229,116
Other operating expense	1,387,788	1,099,217	4,017,721	3,726,506
Earnings applicable to minority interest	47,051	81,900	136,457	152,902

Total other expenses	4,657,066	4,370,031	14,024,072	13,326,477

INCOME BEFORE PROVISION FOR INCOME TAXES	2,876,604	2,504,825	8,339,118	7,652,616
PROVISION FOR INCOME TAXES	751,675	572,342	2,178,431	1,773,918

NET INCOME	$2,124,929	$1,932,483	$6,160,687	$5,878,698

NET INCOME PER SHARE
-Basic	$0.42	$0.39	$1.23	$1.17

-Diluted	$0.42	$0.38	$1.21	$1.16

DIVIDENDS PAID PER SHARE	$0.17	$0.16	$0.51	$0.48

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,124,929	$1,932,483	$6,160,687	$5,878,698
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	1,965,706	61,687	169,582	(93,370)
Reclassification adjustment for (gains) losses included in net income	12,318	—	12,318	—

Total other comprehensive income (loss)	1,953,388	61,687	157,264	(93,370)

Comprehensive income	$4,078,317	$1,994,170	$6,317,951	$5,785,328

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$4,224,418	$6,757,676

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	12,852,916	30,316,476
Proceeds from sale of investment securities available for sale	17,948,728	—
Purchases of investment securities available for sale	(28,857,288)	(39,695,374)
Purchases of bank premises and equipment	(2,983,010)	(872,815)
Decrease in interest bearing deposits with other banks	(677,494)	(1,297,206)
Net (increase) decrease in federal funds sold	(5,450,000)	7,000,000
Net (increase) decrease in loans	4,940,563	(9,235,747)
Proceeds from sale of real estate acquired by foreclosure	691,132	1,586,743

Net Cash Used by Investing Activities	(1,534,453)	(12,197,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(6,747,978)	(3,581,223)
Increase (decrease) in FHLB Advances	(648,818)	14,202,654
Decrease in federal funds purchased	(1,600,000)	—
Proceeds from exercise of stock options	186,324	237,802
Payment of dividends	(2,557,868)	(2,403,014)

Net Cash Provided by Financing Activities	(11,368,340)	8,456,219

Net Increase (Decrease) in Cash and Due from Banks	(8,678,375)	3,015,972

Cash and Due From Banks, beginning of year	26,743,200	16,837,433

Cash and Due from Banks, end of period	$18,064,825	$19,853,405

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the nine months ended September 30, 2006

1.	These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ending September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its 97.86% owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies. See Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006.

3.	In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2006, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $20,990,068 compared to an aggregate unused balance of $21,477,893 at December 31, 2005. There were $721,363 of letters of credit outstanding at September 30, 2006 and $1,261,236 at December 31, 2005. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

4.	Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted,

has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	5,014,460	5,006,981	5,012,762	5,003,784
Dilutive effect of granted options	69,137	57,893	71,098	56,700

Diluted weighted average shares outstanding	5,083,597	5,064,874	5,083,860	5,060,484

Net income	$2,124,929	$1,932,483	$6,160,687	$5,878,698
Net income per share-basic	$0.42	$0.39	$1.23	$1.17
Net income per share-diluted	$0.42	$0.38	$1.21	$1.16

5.	The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

6.	At September 30, 2006, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. Effective January 1, 2006, the Corporation accounts for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FASB 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of FASB 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of FASB 123R.

Prior to January 1, 2006, the Corporation accounted for options in accordance with Accounting Principles Board (APB) Opinion No. 25, which results in no compensation cost recognized for grants prior to December 31, 2005. The pro forma impact of expensing options for the quarter and nine-month periods ended September 30, 2005 was as follows:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$1,932,483	$5,878,698
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	55,340

Pro forma net income	$1,932,483	$5,823,358

Basic earnings per share: As reported	$0.39	$1.17
Pro forma	$0.39	$1.16

Diluted earnings per share: As reported	$0.38	$1.16
Pro forma	$0.38	$1.15

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

Based on our analysis of the terms of the option awards made in March 2006, we have concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period under FASB123R and the compensation costs should be amortized over this six month period, beginning in March 2006.

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

Since the options granted to directors are substantially similar to the options granted to officers of the Corporation, the Corporation has chosen to use the same methods for calculating the term, volatility and vesting schedule of these options that were used in the calculation of the value per option for the options granted to officers. The fair value of each option is estimated on the date of the grant using the Black-Sholes option-pricing model.

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter.

Assumption	2006
Dividend Yield	2.90%
Risk-Free Interest Rate	4.99%
Expected Life	5.25 years
Expected Volatility	28.86%
Calculated Value per Option	$6.10
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2006 was $73,258 and should be recognized as an expense of $12,210 per month over the six month requisite service period, beginning in April 2006. This will be recorded as an expense to salary expense and a credit to paid-in capital. A deferred tax on these options will be recorded in the aggregate amount of $27,106, or $4,518 per month, over the six month requisite service period, beginning in April 2006.

The following table below is a summary of the stock option activity for the nine months ended September 30, 2006.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	83,850	$14.77	172,200	$17.60
Granted	12,000	23.70	40,500	23.46
Exercised	(4,500)	17.88	(6,450)	16.41
Forfeited	—	—	(9,450)	19.68

Outstanding at September 30, 2006	91,350	$15.79	196,800	$18.75

The intrinsic value of options granted under the Directors’ Plan at September 30, 2006 was $626,661 and the intrinsic value of the Employees’ Plan at September 30, 2006 was $767,520 for a total intrinsic value at September 30, 2006 of $1,394,181.

7.	In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the de-recognition, classification, interest and penalties, interim accounting for income taxes, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Corporation is currently analyzing the effect of FIN 48.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at September 30, 2006 was 54.21% and at December 31, 2005 was 55.79%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $467,064,256 at September 30, 2006 and $473,812,234 at December 31, 2005. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $159,967,272 invested in investment securities at September 30, 2006 and $162,203,117 at December 31, 2005. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at September 30, 2006 and $37,500,000 at December 31, 2005. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2006, the Corporation had unused and available $53,451,953 of its line of credit with the FHLB and at December 31, 2005, the Corporation had unused and available $115,873,280 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2005 to September 30, 2006 resulted from a reduction in the line of credit with the FHLB. The FHLB decreased the line of credit by $68,242,187 due to an increase in the exception rate on the collateral securing the advances under the line. In the past, the Bank had performed the collateral review and determined the exception rate. In 2006, the FHLB performed this review itself and used different criteria to determine what constituted an exception, resulting in a higher exception rate and a decrease in the Corporation’s FHLB line of credit. Management does not believe that the reduction in its line of credit with the FHLB will have a material adverse effect on the Corporation.

At September 30, 2006, the Corporation had $5,450,000 in federal funds sold compared to $1,600,000 federal funds purchased at December 31, 2005.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $68,036,960 at September 30, 2006 as compared to $63,774,105 at December 31, 2005. The main source of this increase in the capital of the Corporation was the retention of net income.

Certain employees and directors exercised stock options for 9,000 shares of stock in 2005. In the first nine months of 2006, a retired director exercised options for an aggregate of 4,500 shares of stock and former officers exercised 6,450 options. These option exercises brought the number of shares outstanding to 5,020,228 at September 30, 2006. Cash dividends in the amount of $2,557,868, or $0.51 per share, have been paid in 2006 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2006 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Total Capital (to Risk-Weighted Assets)	$69,312,587	17.96%	$30,882,629	>8.00%	$38,603,286	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	65,405,940	16.94%	15,441,314	>4.00%	23,161,972	>6.00%
Tier 1 Capital ( to Average Assets)	65,405,940	10.92%	23,963,662	>4.00%	29,954,578	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income, including fees	$9,264,805	$8,449,481	$27,087,120	$24,537,517
Interest Expense	3,424,566	2,587,978	9,673,391	6,963,912

Net Interest Income	5,840,239	5,861,503	17,413,729	17,573,605
Provision for Loan Losses	(111,132)	540,509	(303,306)	1,046,266

Net Interest Income after Provision for Loan Losses	5,951,371	5,320,994	17,717,035	16,527,339
Other Income	1,582,299	1,553,862	4,646,155	4,451,754
Other Expense	4,657,066	4,370,031	14,024,072	13,326,477

Income before Provision For Income Taxes	2,876,604	2,504,825	8,339,118	7,652,616
Provision for Income Taxes	751,675	572,342	2,178,431	1,773,918

Net Income	$2,124,929	$1,932,483	$6,160,687	$5,878,698

Net Income Per share - Basic	$0.42	$0.39	$1.23	$1.17

Net Income Per Share-Diluted	$0.42	$0.38	$1.21	$1.16

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.73% for the three months ended September 30, 2006 and 11.73% for the corresponding period in 2005. For the nine months ended September 30, 2006, ROE was 12.49% compared to 12.41% for the nine months ended September 30, 2005.

The book value per share increased to $13.55 at September 30, 2006 compared to $12.73 at December 31, 2005. The increases in ROE and book value per share are due to earnings exceeding dividends paid during these periods. Average assets for the nine months ended September 30, 2006 were $606,596,376 compared to $591,872,059 for the year ended December 31, 2005. Average equity for the nine months ended September 30, 2006 increased to $65,771,991 from $63,068,278 for the year ended December 31, 2005.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.55% for the third quarter of 2006 compared to 4.63% for the corresponding period of 2005. For the nine months ended September 30, 2006, annualized net interest margin was 4.52% as compared to 4.69% for the nine months ended September 30, 2005. The decrease in net interest margin from 2005 to 2006 is the result of slower growth in yields on earnings assets compared to the growth in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $537,190,206 for the three months ended September 30, 2006. This represents an increase of $5,311,881, or 1.0%, over average earning assets of $531,878,325 for the three month period ended September 30, 2005. Earning assets averaged $539,463,159 for the nine months ended September 30, 2006. This represents an increase of $14,723,173, or 2.8%, over average earning assets of $524,739,986 for the nine months ended September 30, 2005. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $370,480,626 for the three months ended September 30, 2006. This represents a decrease of $14,261,187, or 3.7%, over average interest bearing deposits of $384,741,813 for the three month period ended September 30, 2005. Other borrowed funds averaged $60,823,189 for the three months ended September 30, 2006. This represents a decrease of $2,043,249, or 3.3%, over the other borrowed funds of $62,866,438 for the three month period ended September 30, 2005. Interest bearing deposits averaged $383,529,361 for the nine months ended September 30, 2006. This represents a decrease of $928,613, or .2%, over average interest bearing deposits of $384,457,974 for the nine month period ended September 30, 2005. Other borrowed funds averaged $61,072,432 for the nine months ended September 30, 2006. This represents an increase of $5,505,958, or 9.9%, over the other borrowed funds of $55,566,474 for the nine month period ended September 30, 2005. Management increased other borrowed funds is to offset the decrease in deposits for the nine month period of 2006.

Net interest income was $5,840,239 and $5,861,503 for the three month periods ended September 30, 2006 and 2005, respectively, due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended September 30, 2006, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2005. The yield on all interest bearing assets increased fifty basis points to 7.02% in the third quarter of 2006 compared to 6.52% for the same period in 2005. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2006 increased eighty-six basis points to 3.15% from 2.29% in the same period of 2005. Net interest income was $17,413,729 for the nine months ended September 30, 2006, a decrease of $159,876 from the $17,573,605 in the same period in 2005, primarily due to changes in rate. In the nine month period ended September 30, 2006, the rates paid on deposits and borrowed funds increased more than the yields on earnings assets when compared to the same period in 2005. The yield on all interest bearing assets increased forty-five basis points to 6.90% in the first nine months of 2006 compared to 6.45% for the same period in 2005. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2006 increased seventy-nine basis points to 2.90% from 2.11% in the same period of 2005. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and Fees	$7,362,309	$6,802,123	$21,451,313	$19,697,078
Average Loans	375,901,154	368,119,181	376,299,330	365,539,146
Annualized Yield	7.83%	7.39%	7.60%	7.18%

The increase in interest rates in the three and nine-month periods ended September 30, 2006 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation has a loan to a customer in the amount of $2.3 million that was included in non-accrual loans at September 30, 2006 due to past payment performance and a bankruptcy filing by the customer. The bankruptcy has since been dismissed and payments on this loan are sporadic. The Corporation intends to continue to carry this loan on non-accrual status until such time as management believes that the customer will make payments on this loan in a regular and timely manner. Although management believes that there is sufficient collateral securing this loan, the Corporation has specifically reserved 5% of the outstanding balance of this loan to cover any inherent loss, but no additional loss is expected.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2006	Year to Date December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$375,080,492	$380,887,181	$(5,806,689)	-1.52%
Allowance for Loan Losses	3,906,647	4,561,817	(655,170)	-14.36%
Nonaccrual Loans	3,867,558	4,346,512	(478,954)	-11.02%
Ratios:
Allowance for loan losses to gross loans	1.04%	1.20%
Net loans charged off to allowance for loan losses	9.01%	27.25%

The provision for loan losses for the three months ended September 30, 2006 was a negative provision of $111,132, a decrease of $651,641 over the $540,509 positive provision for the same period in 2005. The provision for loan loss was a negative provision of $303,306 for the nine months ended September 30, 2006 compared to a positive provision of $1,046,266 for the same period in 2005. The decrease in the provision in the three and nine-month periods ended September 30, 2006 as compared to the corresponding periods in 2005 was the result of the upgrading of certain loans by management, recoveries of previously charged-off loans that exceeded management’s expectations and a decrease in loan volume. The loans upgraded by management were the result of an extensive review of each individual loan in the portfolio.

For the three months ended September 30, 2006, net loan losses charged to the allowance for loan losses totaled $284,538, a decrease of $203,614 over the $488,152 charged off in the same period in 2005. For the nine months ended September 30, 2006, net loan losses charged to the allowance totaled $351,864, a decrease of $736,302 over the $1,088,166 charged off in the same period in 2005.

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

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2006 was $1,582,299, an increase of $28,437, or 1.8%, over the same period in 2005. Service charges on deposit accounts increased $49,672, or 5.3%, to $992,226 in the three months ended September 30, 2006 compared to $942,554 for the same period in 2005. Other service charges and fees increased $18,218, or 9.8%, in the three months ended September 30, 2006 compared to the same period in 2005.

Non-interest income for the nine months ended September 30, 2006 was $4,646,155, an increase of $194,401, or 4.4%, over the same period in 2005. Service charges on deposit accounts increased $141,717, or 5.3%, to $2,820,340 in the nine months ended September 30, 2006 compared to $2,678,623 for the same period in 2005. Other service charges and fees decreased $19,296, or 4.2%, in the nine months ended September 30, 2006 compared to the same period in 2005. The differences in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Other Income
BOLI Insurance	$138,498	$136,812	$409,333	$440,436
Mortgage Loan Origination Income	118,768	103,366	298,431	297,251
Other Income	164,954	185,059	674,404	572,501

Total Other Income	$422,220	$425,237	$1,382,168	$1,310,188

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended September 30, 2006 and 2005 were $4,657,066 and $4,370,031, respectively, an increase of $287,035, or 6.6%, from 2005 to 2006. Salaries and benefits increased to $2,523,016 for the three months ended September 30, 2006 from $2,416,333 for the same period in 2005. This represents an increase of $106,683, or 4.4%. Occupancy expense decreased $73,370, or 9.5%, to $699,211 in the three months ended September 30, 2006 when compared to the same period of 2005.

Total non-interest expenses for the nine month periods ended September 30, 2006 and 2005 were $14,024,072 and $13,326,477, respectively, an increase of $697,595, or 5.2%, from 2005 to 2006. Salaries and benefits increased to $7,640,424 for the nine months ended September 30, 2006 from $7,217,953 for the same period in 2005. This represents an increase of $422,471, or 5.9%. Occupancy expense increased $354, or .02%, to $2,229,470 in the nine months ended September 30, 2006 when compared to the same period of 2005.

Normal growth in the Corporation along with annual increases in salaries and increased costs of employee benefits were the main reasons for the increase in non-interest expenses in 2006. The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Other Operating Expense
Intangible Amortization	$134,376	$134,376	$403,127	$403,127
Advertising	129,305	121,511	368,319	366,510
Office Supplies	112,183	123,734	387,880	422,971
Legal and Audit Fees	152,999	104,453	335,051	338,272
Telephone expense	94,567	104,936	279,892	305,668
Other expenses	764,358	510,207	2,243,452	1,889,958

Total Other Expense	$1,387,788	$1,099,217	$4,017,721	$3,726,506

The Corporation’s efficiency ratio for the three months ended September 30, 2006 was 60.27% compared to the 56.09% for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the Corporation’s efficiency ratio was 61.00% and 58.06%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2006	December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$18,064,825	$26,743,200	$(8,678,375)	-32.45%
Investment Securities	159,967,272	162,203,117	(2,235,845)	-1.38%
Loans, net	369,922,059	374,964,316	(5,042,257)	-1.34%
Total Assets	602,109,920	607,709,136	(5,599,216)	-0.92%
Total Deposits	467,064,256	473,812,234	(6,747,978)	-1.42%
Total Stockholders’ Equity	68,036,960	63,774,105	4,262,855	6.68%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2006 decreased $8,678,375 from $26,743,200 at December 31, 2005 due to smaller than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the nine month period ended September 30, 2006, premises and equipment increased $2,279,821, or 23.0%, to $12,174,036, when compared to $9,894,215 at

December 31, 2005. This increase was due in large part to the $1,422,256 paid during the nine months ended September 30, 2006 for the renovation of the Corporation’s main office building in Philadelphia. This renovation was completed and all costs of the renovation were recorded in the third quarter of 2006. There are no construction projects anticipated in the fourth quarter of 2006.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2006 decreased $2,235,845, or 1.4%, to $159,967,272 from the balance at December 31, 2005. The decrease in investment securities in the nine month period ended September 30, 2006 was the result of matured and sold securities not being re-invested in investment securities but rather being used to fund loan activity and increase the amount of federal funds sold.

LOANS

Although the loan balances decreased by $5,042,257 during the nine month period ended September 30, 2006 to $369,922,059 from $374,964,316 at December 31, 2005, management believes that loan demand in the Corporation’s service area has been good. Several loan customers of the Corporation borrowed money in the fourth quarter of 2005 to supply materials for the rebuilding of the Gulf Coast area after Hurricane Katrina, resulting in greater than anticipated growth in the loan balance in that quarter. These contracts have been completed and the related loans paid off. Residential housing loans continue to be in demand along with commercial and industrial loans and management believes that loan growth will remain steady for the remainder of 2006. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2006	December 31, 2005	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$87,658,974	$87,333,891	$325,083	0.37%
Interest-bearing Deposits	141,755,258	148,434,618	(6,679,360)	-4.50%
Savings	34,584,790	35,579,157	(994,367)	-2.79%
Certificates of Deposit	203,065,234	202,464,568	600,666	0.30%

Total Deposits	$467,064,256	$473,812,234	$(6,747,978)	-1.42%

Non-interest bearing deposits and certificates of deposit increased during the nine months ended September 30, 2006 while interest bearing deposits and savings decreased. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates remained steady during the three months ended September 30, 2006. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since December 31, 2005.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

At September 30, 2006, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends was $60,210,922 and in the form of loans was $60,342,000, totaling $120,552,992, (which represents 20% of the Bank’s consolidated net assets).

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE:	November 7, 2006	DATE:	November 7, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.