Form 10-K
period 2006-12-31
CITIZENS HOLDING CO /MS/
filed 2007-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25221

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 601-656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	The NASDAQ Global Market

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $100,938,338 based on the closing sale price as reported on the American Stock Exchange for such date (the exchange on which the registrant’s common stock was listed on June 30, 2006).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2007
Common stock, $.20 par value	5,020,228 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements which constitute forward-looking statements which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

The Company does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made. Please also refer to Item 1A, “Risk Factors,” for a detailed discussion of the risks related to the Company and the Bank in particular and the banking industry generally.

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 7, 2007.

ITEM 1.	BUSINESS

BACKGROUND

The Company is a one-bank holding company incorporated under Mississippi law on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank’s adoption of a one-bank holding company structure. The Company held 97.86% of the outstanding shares of the Bank on December 31, 2006. On December 19, 2006, the shareholders of the Bank approved a one-for-one thousand (1 for 1,000) reverse stock split. Holders of fractional shares of Bank stock after the reverse stock split received cash for such fractional shares. As a result of the reverse stock split, which was effective on January 2, 2007, the Company became the sole shareholder of the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2006, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $621,197,496 and total deposits of $471,847,256. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 67.8% of gross revenues in 2006, 68.2% in 2005 and 68.0% in 2004. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties and contiguous counties. The Company is currently constructing a full service branch building in Starkville, Oktibbeha County, Mississippi; the Company expects this branch to open in August 2007. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 70.3% of the Company’s loan portfolio has been attributed to real estate lending. Another 13.2% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 16.5% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Company’s Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of various Company directors, including the Chairman of the Board. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policies, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

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

Through such innovations as its VISA Checkcard program, the 24 Hour Phone Teller and the Bank’s Internet site (http://www.thecitizensbankphila.com), the Company’s customers have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables Bank customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, who is 45 years old, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, who is 55 years old, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it; their entire salary is paid by the Bank. At December 31, 2006, the Bank employed 204 full-time employees and 48 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2006, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 17.73% and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.79%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. The Company’s leverage capital ratio at December 31, 2006 was 11.30%.

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

Safety and Soundness Standards.

FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions and for deposits by certain employee benefits accounts.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2006, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $62,342,000, or 10% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2006, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was $124,461,750, or 20% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC has established several mechanisms to raise funds to protect deposits insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), both of which are administered by the FDIC. The Bank’s deposits are insured through the BIF except for those deposits the Bank acquired from the Resolution Trust Corporation in April, 1994. This acquisition consisted of one branch of the former Security Federal Savings and Loan in Kosciusko, Mississippi, and these deposits remain insured through the SAIF.

Deposit insurance premiums for banks and savings associations were increased as a result of The Financial Institutions Reform, Recovery and Enforcement Act of 1989. Losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Other BHC Act Provisions.

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

The BHC Act was amended in 2000 by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 to permit “financial holding companies” to engage in a broader range of nonbanking financial activities, such as underwriting and selling insurance, providing financial or investment advice, and dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, the Company must declare to the FRB its intention to become a financial holding company and certify that the Bank meets the capitalization management requirements and that it has at least a satisfactory rating under the Community Reinvestment Act of 1997, as amended (the “CRA”). To date, we have not elected to become a financial holding company.

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

Community Reinvestment Act.

The CRA requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of the local community, including low and moderate-income neighborhoods. The regulations promulgated under CRA emphasize an assessment of actual performance in meeting local credit needs, rather than of the procedures followed by a bank, to evaluate compliance with the CRA. CRA compliance is also a factor in evaluations of proposed mergers, acquisitions and applications to open new branches or facilities. Overall CRA compliance is rated across a four-point scale from “outstanding” to “substantial noncompliance.” Different evaluation methods are used depending on the asset size of the bank.

The FDIC examined the Bank on August 21, 2001 and again most recently on August 17, 2004, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

Anti-Money Laundering Efforts.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) requires financial institutions to establish anti-money laundering programs and due diligence policies, procedures and controls with respect to bank accounts involving foreign individuals and certain foreign banks, and to avoid establishing and maintaining accounts in the United States for, or on the behalf of, foreign banks that do not have a physical presence in any country. We believe that we are in compliance with the requirements of the USA PATRIOT Act.

Corporate Governance.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies such as the Company to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer to accompany periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act also accelerates insider reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

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

All financial institutions, including the Company, compete for customers’ deposits. The Company also competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Company. In addition, new financial intermediaries such as money-market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Furthermore, as a local institution, the Company believes it can provide such services faster than a larger institution not based in the Company’s market area.

Recent changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Interstate Act and other recent changes in banking laws and regulations are expected to continue to further stimulate competition in the markets in which the Company operates, although it is not possible to predict the extent or timing of such increased competition.

Currently, there are approximately fourteen different financial institutions in the Company’s market area competing for the same customer base. As of June 30, 2006, the Company’s market share in its market area was approximately 15.8%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

AVAILABILITY OF INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, along with other information about the Company, are available, free of charge, on our website, http://www.citizensholdingcompany.com. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Robert T. Smith, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

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

As of December 31, 2006, approximately 53% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading “Competition” in Item 1, “Business,” provides more information regarding the competitive conditions in our markets.

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

Potential acquisitions may disrupt our business and dilute shareholder value.

From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

In addition, acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although no hurricanes made landfall in the Gulf of Mexico in 2006, Hurricanes Katrina and Rita made landfall in 2005 and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our common stock is listed for trading on The NASDAQ Global Market, having transferred the listing of our common stock from the American Stock Exchange in November 2006. The average daily trading volume in our common stock is low, generally less than that of many of the our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

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

Provisions of our Articles of Incorporation and Bylaws as well as our Shareholder Rights Plan, which are exhibits to this Annual Report on Form 10-K, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 18 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Winston and Kemper counties, Mississippi. The Company is currently constructing a full service branch in Starkville, Oktibbeha County, Mississippi, which the Company expects to open for service in August 2007. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED
Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	Trust
	(601) 656-4692	24 Hour Teller

Eastside Branch	585 East Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	802 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Pearl River Branch	110 Choctaw Town Center	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4971

Union Branch	Corner of Horne & Bank	Full Service
Union, Mississippi
(601) 774-9231

Carthage Main Office	219 West Main Street	Full Service
Carthage, Mississippi
(601) 267-4525

Crossroads Branch	Highways 35 & 16	Drive-up
Carthage, Mississippi
(601) 267-4525

Madden Branch	Highway 488	Deposits
Madden, Mississippi
(601) 267-7366

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	Corner of Main & Bell	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	1048 Johnston Street	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15330 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	100 East Main Street	Full Service
	Louisville, MS	24 Hour Teller
(662) 773-6261

Industrial Branch	803 South Church Street	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 East Main Street	Deposits
Noxapater, MS
(662) 724-4261

The Bank owns its main office and its branch offices, except for the Pearl River branch office, which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. A renovation of the first floor of this building, including the main banking lobby was completed in August 2006. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, 2005 and 2004 - Selected Financial Data” in the 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, 2005 and 2004” in the 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm (Internal Control)” in the Company’s Consolidated Financial Statements contained in its 2006 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2007, relating to its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004 and is incorporated herein by reference. On September 26, 2006, the Company approved an expanded Code of Conduct that covers all directors, officers and employees. Copies of both the Code of Ethics and the Code of Conduct can be found on the Company’s website: http://www.citizensholdingcompany.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s

Definitive Proxy Statement to be filed with the SEC on or about March 20, 2007, relating to its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2007, relating to its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	286,650	$17.79	197,462	(2)

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	286,650	$17.79	197,462

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)

Includes 85,200 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. Also include 112,262 shares available for future issuance under the 1999 Employees’ Long-Term Incentive Plan (“LTIP”). Under the terms of the LTIP, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be awarded under the LTIP. No restricted stock has been awarded under the LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about

March 20, 2007, relating to its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2007, relating to its 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2004, 2005 and 2006, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm
		(iii)	Management’s Assessment of Internal Control over Financial Reporting
		(iv)	Consolidated Balance Sheets
		(v)	Consolidated Statements of Income
		(vi)	Consolidated Statements of Comprehensive Income
		(vii)	Consolidated Statements of Changes in Shareholders’ Equity
		(viii)	Consolidated Statements of Cash Flows
		(ix)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K
		3(i)	Amended Articles of Incorporation of the Company	*
		3(ii)	Amended and Restated Bylaws of the Company, as amended
		4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*
		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†
		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†
10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	**†
10(f)	Supplemental Executive Retirement Plan	***†
13	2006 Annual Report to Shareholders
14	Code of Ethics	****
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004 and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 12, 2007	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Donald L. Kilgore	Director	March 12, 2007
Donald L. Kilgore

/s/ Karl Brantley	Director	March 12, 2007
Karl Brantley

/s/ David A. King	Director	March 12, 2007
David A. King

/s/ Herbert A. King	Director	March 12, 2007
Herbert A. King

/s/ Don L. Fulton	Director	March 12, 2007
Don L. Fulton

/s/ A. T. Williams	Director	March 12, 2007
A.T. Williams

/s/ Greg L. McKee	Director, President and	March 12, 2007
Greg L. McKee	Chief Executive Officer

/s/ Robert T. Smith	Treasurer, Chief Financial	March 12, 2007
Robert T. Smith	Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(ii)	Amended and Restated Bylaws of the Company, as amended

13	2006 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer