Form 10-Q
period 2007-03-31
CITIZENS HOLDING CO /MS/
filed 2007-05-10
CIK 1075706

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐  Large accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007:

Title	Outstanding
Common Stock, $.20 par value	4,931,780

CITIZENS HOLDING COMPANY

FIRST QUARTER 2007 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$23,457,617	$15,449,434
Interest bearing deposits with other banks	4,292,359	396,811
Federal funds sold	37,500,000	15,200,000
Investment securities available for sale, at fair value	181,978,541	174,617,149
Loans, net of allowance for loan losses of $3,693,557 in 2007 and $3,712,375 in 2006	350,059,628	369,280,664
Premises and equipment, net	12,003,855	12,106,456
Other real estate owned, net	2,719,603	2,707,885
Accrued interest receivable	5,442,741	5,015,574
Cash value of life insurance	17,025,932	16,846,557
Intangible assets, net	4,618,198	4,752,573
Other assets	4,507,370	4,824,393

TOTAL ASSETS	$643,605,844	$621,197,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$84,430,011	$82,867,220
Interest-bearing NOW and money market accounts	152,960,255	152,988,036
Savings deposits	32,697,526	32,636,927
Certificates of deposit	220,420,111	203,355,073

Total deposits	490,507,903	471,847,256

Accrued interest payable	1,525,813	1,153,890
Federal Home Loan Bank advances	59,400,000	59,400,000
Sweep Account Liability	19,367,567	12,767,483
Deferred compensation payable	2,775,533	2,699,783
Other liabilities	1,985,903	2,181,742

Total liabilities	575,562,719	550,050,154
Minority interest in consolidated subsidiary	—	1,482,069

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,977,828 shares outstanding at March 31, 2007 and 5,020,228 shares at December 31, 2006	995,566	1,004,046
Additional paid-in capital	3,886,830	3,886,830
Retained earnings	63,846,148	65,285,558
Accumulated other comprehensive loss, net of taxes of $407,754 in 2007 and $304,082 in 2006	(685,419)	(511,161)

Total stockholders’ equity	68,043,125	69,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,605,844	$621,197,496

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2007	2006
INTEREST INCOME
Loan income, including fees	$7,145,106	$6,806,971
Investment securities	1,891,056	1,766,085
Other interest	408,943	87,226

Total interest income	9,445,105	8,660,282

INTEREST EXPENSE
Deposits	3,001,659	2,261,458
Other borrowed funds	933,439	704,121

Total interest expense	3,935,098	2,965,579

NET INTEREST INCOME	5,510,007	5,694,703
PROVISION FOR LOAN LOSSES	76,748	(128,540)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,433,259	5,823,243

OTHER INCOME
Service charges on deposit accounts	881,002	846,664
Other service charges and fees	137,253	126,544
Other income	620,616	426,680

Total other income	1,638,871	1,399,888

OTHER EXPENSES
Salaries and employee benefits	2,497,725	2,531,938
Occupancy expense	715,460	805,752
Other operating expense	1,331,248	1,262,846
Earnings applicable to minority interest	—	42,353

Total other expenses	4,544,433	4,642,889

INCOME BEFORE PROVISION FOR INCOME TAXES	2,527,697	2,580,242
PROVISION FOR INCOME TAXES	637,749	655,551

NET INCOME	$1,889,948	$1,924,691

NET INCOME PER SHARE
-Basic	$0.38	$0.38

-Diluted	$0.37	$0.38

DIVIDENDS PAID PER SHARE	$0.18	$0.17

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2007	2006
Net income	$1,889,948	$1,924,691
Other comprehensive loss, net of tax
Unrealized holding losses	(176,495)	(177,191)
Reclassification adjustment for losses included in net income	2,237	—

Total other comprehensive loss	(174,258)	(177,191)

Comprehensive income	$1,715,690	$1,747,500

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$2,016,564	$3,619,559

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	4,064,471	3,132,072
Proceeds from sales of securities AFS	7,542,364	—
Purchases of investment securities available for sale	(14,781,472)	(4,160,599)
Net change is sweep accounts	2,088,981	(1,360,093)
Purchases of bank premises and equipment	(126,976)	(1,244,987)
Increase in interest bearing deposits with other banks	(3,895,548)	(1,149,708)
Net increase in federal funds sold	(22,300,000)	(18,800,000)
Proceeds from sale of other real estate acquired by foreclosure	385,168	115,333
Increase in ownership of subsidiary	(2,994,671)	—
Net decrease in loans	19,185,060	8,431,871

Net Cash Used by Investing Activities	(10,832,623)	(15,036,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,660,647	18,461,939

Proceeds from exercising stock options	—	47,100
Decrease in FHLB advances	—	(275,781)
Decrease in federal funds purchased	(932,764)	(1,600,000)
Payment of dividends	(903,641)	(852,086)

Net Cash Provided by Financing Activities	16,824,242	15,781,172

Net Increase in Cash and Due from Banks	8,008,183	4,364,620
Cash and Due From Banks, beginning of period	15,449,434	26,743,200

Cash and Due from Banks, end of period	$23,457,617	$31,107,820

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2007

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). On January 2, 2007, the Bank completed a one-for-one thousand (1-for-1,000) reverse stock split with all fractional shares paid in cash. As a result of this transaction, the Corporation became the 100% owner of the Bank on January 2, 2007. All significant intercompany transactions have been eliminated in consolidation.

For a discussion of the Corporation’s significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2007, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $24,883,563 compared to an aggregate unused balance of $22,150,442 at December 31, 2006. There were $957,218 of letters of credit outstanding at March 31, 2007 and $955,218 at December 31, 2006. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

Note 3. Net Income per Share

Net income per share—basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the three months ended March 31,
	2007	2006
Basic weighted average shares outstanding	5,010,939	5,011,045
Dilutive effect of granted options	54,393	72,864

Diluted weighted average shares outstanding	5,065,332	5,083,909

Net income	$1,889,948	$1,924,691
Net income per share-basic	$0.38	$0.38
Net income per share-diluted	$0.37	$0.38

Note 4. Legal Matters

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

Note 5. Stock Option Plan

At March 31, 2007, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based

Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

To determine the expected term of the options granted, the Corporation has chosen to use the “simplified” method for “plain vanilla” options as detailed in SAB 107. The Corporation has determined that the options granted comply with the requirements under SAB 107 and will use this method for estimating the expected term of the options granted until the Corporation can gather more detailed information about the expected term of the options. SAB 107 discourages the application of the “simplified” method with respect to options granted after December 31, 2007. Volatility is determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange (through November 15, 2006, the date of the transfer of the listing of the Corporation’s common stock to The NASDAQ Global Market) or The NASDAQ Global Market (since November 16, 2006) on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options before six months and one day after the grant date constitutes a de facto vesting schedule and must be considered when applying SFAS 123R. SFAS 123R states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on its analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period under SFAS123R and the compensation costs should be amortized over this six month period.

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. No options were granted to officers or directors during the first quarter of 2007. On March 29, 2006, the Board of Directors awarded 40,500 options to certain officers of the Bank as authorized by the 1999 Employees’ Long-Term Incentive Plan at an exercise price of $23.46, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 30, 2006 and must be exercised not later than March 29, 2016.The following assumptions were used in estimating the fair value of the options granted in the first quarter of 2006.

Assumption	2006
Dividend Yield	2.90%
Risk-Free Interest Rate	4.55%
Expected Life	5.25 years
Expected Volatility	28.85%
Calculated Value per Option	$5.87
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the total cost of options granted to employees in March 2006 was $237,552 and was recognized as an expense of $39,592 per month over the six month requisite service period, beginning March 2006. This was recorded as an expense to officer salary expense and a credit to paid-in capital. Since the options granted in the first quarter were incentive stock options, no deferred taxes were recorded.

The following table below is a summary of the stock option activity for the three months ended March 31, 2007.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	89,850	$15.68	196,800	$18.62
Granted	0	0.00	—	0.00
Exercised	0	0.00	—	0.00
Forfeited	0	0.00	(4,000)	20.22

Outstanding at March 31, 2007	89,850	$15.68	192,800	$18.59

The intrinsic value of options granted under the Directors’ Plan at March 31, 2007 was $580,557 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2007 was $663,424 for a total intrinsic value at March 31, 2007 of $1,243,981.

Note 6. Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. The Corporation adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to retained earnings were necessary as a result of the adoption of FIN 48.

As of March 31, 2007, the Corporation has not accrued any interest or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated U. S. Federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

Income tax expense attributable to income from continuing operations for the three months ended March 31, 2007 and 2006 consists of the following:

	2007	2006
Currently payable
Federal	$575,194	$538,214
State	93,365	95,484

	668,559	633,698
Deferred tax expense (benefit)	(30,810)	21,853

Income tax expense	$637,749	$655,551

The Corporation’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Federal taxes based on statutory rate	$859,417	$877,282
State income taxes, net of federal benefit	61,620	63,019
Tax-exempt investment interest	(231,160)	(278,439)
Other, net	(52,128)	(6,311)

Income tax expense	$637,749	$655,551

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$1,377,697	$1,384,716
Deferred compensation liability	1,035,274	1,007,020
Unrealized loss on available-for-sale securities	407,754	310,732
Intangible assets	20,787	—

Other	63,998	67,728

Total	2,905,510	2,770,196
Deferred tax liabilities
Premises and equipment	508,823	507,826
Intangible assets	—	13,713
Other	737,623	717,424

Total	1,246,446	1,238,963

Net deferred tax asset	$1,659,064	$1,531,233

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefit of these deductible differences. However, the amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Note 7. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation has not determined the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), which requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the financial position or results of operation of the Corporation at December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Corporation does not expect the adoption of SFAS No. 159 to have a material effect on the Corporation’s financial condition or results of operations.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at March 31, 2007 was 63.02% and at December 31, 2006 was 56.87%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $490,507,903 at March 31, 2007 and $471,847,256 at December 31, 2006. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $181,978,541 invested in investment securities at March 31, 2007 and $174,617,149 at December 31, 2006. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at March 31, 2007 and at December 31, 2006. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2007, the Corporation had unused and available $106,911,281 of its line of credit with the FHLB and at December 31, 2006, the Corporation had unused and available $52,529,532 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2006 to March 31, 2007 resulted from an increase in the maximum availability under such line of credit by $54,381,749 as the FHLB decreased the exception rate on the collateral securing the advances under the line.

At March 31, 2007, the Corporation had $37,500,000 in federal funds sold compared to $15,200,000 at December 31, 2006.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $68,043,125 at March 31, 2007 as compared to $69,665,273 at December 31, 2006. The main reason for the decrease in equity capital was the cash paid to redeem the fractional shares outstanding after the 1-for-1,000 reverse stock split by the Bank on January 2, 2007. This was partially offset by an increase in the retention of net income.

Certain employees and directors exercised stock options for 10,950 shares of stock in 2006. These option exercises brought the number of shares outstanding to 5,020,228 at December 31, 2006. In the first three months of 2007, no options were exercised. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At March 31, 2007, the Corporation had purchased 42,400 shares at an average price of $22.00. This reduced the number of shares outstanding at March 31, 2007 to 4,977,828. Cash dividends in the amount of $896,009, or $0.18 per share, have been paid in 2007 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2007 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to Risk-Weighted Assets)	$67,803,904	17.30%	$31,361,952	>8.00%	$39,202,440	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	64,110,347	16.35%	15,680,976	>4.00%	23,521,464	>6.00%
Tier 1 Capital ( to Average Assets)	64,110,347	10.17%	25,209,356	>4.00%	31,511,695	>5.00%

The Corporation is currently in the process of constructing a new $1.3 million branch facility in Starkville, Mississippi with an estimated completion date in August 2007. All expenditures in connection with the completion of the construction of this branch are expected to be reflected in the second and third quarter financial statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the three months ended March 31,
	2007	2006
Interest Income, including fees	$9,445,105	$8,660,282
Interest Expense	3,935,098	2,965,579

Net Interest Income	5,510,007	5,694,703
Provision for Loan Losses	76,748	(128,540)
Net Interest Income after
Provision for Loan Losses	5,433,259	5,823,243
Other Income	1,638,871	1,399,888
Other Expense	4,544,433	4,642,889

Income before Provision For
Income Taxes	2,527,697	2,580,242
Provision for Income Taxes	637,749	655,551

Net Income	$1,889,948	$1,924,691

Net Income Per share—Basic	$0.38	$0.38

Net Income Per Share-Diluted	$0.37	$0.38

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 10.98% for the three months ended March 31, 2007 and 11.91% for the corresponding period in 2006. The decrease in ROE was caused by the decrease in net income for the first three months of 2007 while the average equity increased.

The book value per share decreased to $13.67 at March 31, 2007 compared to $13.88 at December 31, 2006. The decrease in book value per share reflects the cash paid by the Bank in connection with the declaration by the board of directors of the Bank of a 1-for-1,000 reverse stock split on the Bank’s outstanding stock, which resulted in the Corporation owning 100% of the outstanding stock of the Bank. Average assets for the three months ended March 31, 2007 were $634,852,103 compared to $604,136,987 for the year ended December 31, 2006.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.38% for the first quarter of 2007 compared to 4.45% for the corresponding period of 2006. The decrease in net interest margin from 2006 to 2007 is the result of slower growth in yields on earnings assets compared to the growth in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $572,193,182 for the three months ended March 31, 2007. This represents an increase of $29,496,449, or 5.4%, over average earning assets of $542,696,733 for the three month period ended March 31, 2006. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $403,114,917 for the three months ended March 31, 2007. This represents an increase of $14,695,115, or 3.8%, over average interest bearing deposits of $388,419,802 for the three month period ended March 31, 2006. The increase was due to increases in both non-interest bearing deposits and certificates of deposit. Other borrowed funds averaged $80,156,994 for the three months ended March 31, 2007. This represents an increase of $208,421, or .3%, over the other borrowed funds of $79,948,573 for the three month period ended March 31, 2006. The increase in other borrowed funds was due to a $3,261,379 increase in the Sweep Account Liability for the three month period ended March 31, 2007 when compared to the three month period ended March 31, 2006.

Net interest income was $5,510,007 and $5,694,703 for the three month periods ended March 31, 2007 and 2006, respectively, due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended March 31, 2007, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2006. The yield on all interest bearing assets increased 45 basis points to 7.10% in the first quarter of 2007 from 6.65% for the same period in 2006. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2007 increased 59 basis points to 3.25% from 2.66% in the same period of 2006. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	2007	2006
Interest and Fees	$7,145,106	$6,806,971
Average Loans	362,260,791	377,786,764
Annualized Yield	7.89%	7.21%

The increase in interest rates in the three month period ended March 31, 2007 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2007	Year to Date December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$372,256,940	$380,887,181	$(8,630,241)	-2.27%
Allowance for Loan Losses	3,693,557	3,712,375	(18,818)	-0.51%
Nonaccrual Loans	1,200,689	1,628,651	(427,962)	-26.28%
Ratios:
Allowance for loan losses to gross loans	0.99%	0.97%
Net loans charged off to allowance for loan losses	2.59%	13.16%

The provision for loan losses for the three months ended March 31, 2007 was $76,748, an increase of $205,288 over the $128,540 negative provision for the same period in 2006. The negative provision in the three month period ended March 31, 2006 was the result of a decrease in the overall loan portfolio as well as a decrease in those loans that were classified substandard. The provision in the three month period ended March 31, 2007 reflects an increase in the amount of loans classified substandard and the need to replenish the allowance for loans charged-off in the first quarter of 2007.

For the three months ended March 31, 2007, net loan losses charged to the allowance for loan losses totaled $95,566, an increase of $39,683 over the $55,883 charged off in the same period in 2006.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first quarter of 2007 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Non-interest income for the three months ended March 31, 2007 was $1,638,871, an increase of $238,983, or 17.1%, over the same period in 2006. Service charges on deposit accounts increased $34,338, or 4.1%, to $881,002 in the three months ended March 31, 2007 compared to $846,664 for the same period in 2006. Other service charges and fees increased $10,709, or 8.5%, in the three months ended March 31, 2007 compared to the same period in 2006. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended March 31,
Other Income	2007	2006
BOLI Insurance	$142,432	$136,453
Mortgage Loan Origination Income	70,133	90,144
Shay Investments Income	229,325	123,154
Other Income	178,726	76,929

Total Other Income	$620,616	$426,680

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended March 31, 2007 and 2006 were $4,544,433 and $4,642,889, respectively, a decrease of $98,456, or 2.1%, from 2006 to 2007. Salaries and benefits decreased to $2,497,725 for the three months ended March 31, 2007 from $2,531,938 for the same period in 2006. This represents a decrease of $34,213, or 1.4%. This decrease was the result of a reduction in the number of officers of the Company from April 1, 2006 to December 31, 2006. Occupancy expense decreased $90,292, or 11.2%, to $715,460 in the three months ended March 31, 2007 when compared to the same period of 2006. This was the result of lower depreciation costs and a decrease in the bank building repair and maintenance costs.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended March 31,
Other Operating Expense	2007	2006
Intangible Amortization	$134,376	$134,376
Advertising	116,745	110,308
Office Supplies	126,897	131,026
Legal and Audit Fees	77,865	112,744
Telephone expense	98,924	90,042
Postage and Freight	71,260	66,241
Loan Collection Expense	70,864	29,600
Other Losses	113,385	133,155
Other expenses	520,932	455,354

Total Other Expense	$1,331,248	$1,262,846

The Corporation’s efficiency ratio for the three months ended March 31, 2007 was 61.27% compared to the 62.68% for the same period in 2006. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2007	December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$23,457,617	$15,449,434	$8,008,183	51.83%
Investment Securities	181,978,541	174,617,149	7,361,392	4.22%
Loans, net	350,059,628	369,280,664	(19,221,036)	-5.20%
Total Assets	643,605,844	621,197,496	22,408,348	3.61%

Total Deposits	490,507,903	471,847,256	18,660,647	3.95%

Total Stockholders’ Equity	68,043,125	69,665,273	(1,622,148)	-2.33%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2007 increased $8,008,183 from $15,449,434 at December 31, 2006 due to larger than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the three month period ended March 31, 2007, premises and equipment decreased $102,601, or .8%, to $12,003,855, when compared to $12,106,456 at December 31, 2006. The decrease was due to depreciation expense exceeding new purchases during this period. The Bank is currently in the process of constructing a new full service branch in Starkville, Mississippi. This building is scheduled to be completed in August 2007.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2007 increased $7,361,392, or 4.2%, to $181,978,541 from the balance at December 31, 2006.

LOANS

Although the loan balance decreased by $19,221,036 during the three month period ended March 31, 2007 to $350,059,628 from $369,280,664 at December 31, 2006, management believes that loan demand in the Corporation’s service area has been good. Residential housing loans continue to be in demand along with commercial and industrial loans and management believes that loan growth will rebound in the remainder of 2007. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	Quarter Ended March 31, 2007	Year to Date December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$84,430,011	$82,867,220	$1,562,791	1.89%
Interest-bearing Deposits	152,960,255	152,988,036	(27,781)	-0.02%
Savings	32,697,526	32,636,927	60,599	0.19%
Certificates of Deposit	220,420,111	203,355,073	17,065,038	8.39%

Total Deposits	$490,507,903	$471,847,256	$18,660,647	3.95%

Non-interest bearing demand deposits, savings and certificates of deposit increased during the three months ended March 31, 2007 while interest bearing demand deposits decreased. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 3 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Notes to Consolidated Financial Statements” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Static gap analysis is also used in measuring interest rate risk. An analysis of the Corporation’s repricing opportunities indicates a negative gap position over the next three- and twelve–month periods. This indicates that the Corporation would see a decline in its net interest income from an increase in market interest rates. Interest rates remained steady during the three months ended March 31, 2007. Certain products that make up the Corporation’s interest bearing deposit liabilities have been repriced to reflect the current interest rate environment.

There has been no material change in the Corporation’s market risk since December 31, 2006.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in its periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended March 31, 2007:

Period	( a ) Total Number of Shares Purchased(1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	—	$—	—	—

February 1 to February 28	—	—	—	—

March 1 to March 31	42,400	22.00	42,400	207,600

Total	42,400	$22.00	42,400

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On February 27, 2007, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of March 31, 2007, 42,400 shares of the Corporation’s common stock had been purchased and 207,600 shares remained authorized under the plan. All share purchases during 2007 were made pursuant to open market transactions.

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

At March 31, 2007, the maximum amount available for transfer from the Bank to Citizens Holding Company in the form of cash dividends was $66,442,211 and in the form of loans was $64,334,193, totaling $130,776,404, (which represents 20.3% of the Bank’s consolidated net assets).

ITEM 6.	EXHIBITS

Exhibits

3(i)	Amended Articles of Incorporation of the Corporation *

3(ii)	Amended and Restated Bylaws of the Corporation **

4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi *

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed as an exhibit to the Form 10 Registration Statement of the Corporation (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.
**	Filed as an exhibit to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-15375) filed on March 15, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: May 8, 2007		DATE: May 8, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.