Form 10-Q
period 2007-06-30
CITIZENS HOLDING CO /MS/
filed 2007-08-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Large accelerated Filer    ☒  Accelerated Filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2007:

Title	Outstanding
Common Stock, $.20 par value	4,871,642

CITIZENS HOLDING COMPANY

SECOND QUARTER 2007 INTERIM FINANCIAL STATEMENTS

*	Not Applicable

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$18,477,834	$15,449,434
Interest bearing deposits with other banks	535,630	396,811
Federal funds sold	8,400,000	15,200,000
Investment securities available for sale, at fair value	207,549,580	174,617,149
Loans, net of allowance for loan losses of $3,691,882 in 2007 and $3,712,375 in 2006	349,396,359	369,280,664
Premises and equipment, net	12,517,434	12,106,456
Other real estate owned, net	2,446,185	2,707,885
Accrued interest receivable	4,947,714	5,015,574
Cash value of life insurance	17,208,482	16,846,557
Intangible assets, net	4,483,822	4,752,573
Other assets	6,426,147	4,824,393

TOTAL ASSETS	$632,389,187	$621,197,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$79,327,024	$82,867,220
Interest-bearing NOW and money market accounts	143,793,235	152,988,036
Savings deposits	31,689,517	32,636,927
Certificates of deposit	224,797,430	203,355,073

Total deposits	479,607,206	471,847,256

Accrued interest payable	1,572,506	1,153,890
Federal Home Loan Bank advances	49,400,000	59,400,000
Sweep Account Liability	32,736,035	12,767,483
Deferred compensation payable	2,853,201	2,699,783
Other liabilities	1,925,172	2,181,742

Total liabilities	568,094,120	550,050,154
Minority interest in consolidated subsidiary	—	1,482,069

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,873,942 shares outstanding at June 30, 2007 and 5,020,228 shares at December 31, 2006	974,788	1,004,046
Additional paid-in capital	3,920,316	3,886,830
Retained earnings	62,554,773	65,285,558
Accumulated other comprehensive loss, net of taxes of $1,876,785 in 2007 and $304,082 in 2006	(3,154,810)	(511,161)

Total stockholders’ equity	64,295,067	69,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$632,389,187	$621,197,496

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loan income, including fees	$7,194,309	$7,282,033	$14,339,415	$14,089,004
Investment securities	1,889,609	1,777,906	3,780,665	3,543,991
Other interest	476,159	102,094	885,102	189,320

Total interest income	9,560,077	9,162,033	19,005,182	17,822,315

INTEREST EXPENSE
Deposits	3,263,567	2,585,456	6,265,226	4,846,914
Other borrowed funds	915,798	697,791	1,849,237	1,401,911

Total interest expense	4,179,365	3,283,247	8,114,463	6,248,825

NET INTEREST INCOME	5,380,712	5,878,786	10,890,719	11,573,490

PROVISION FOR LOAN LOSSES	80,299	(63,634)	157,047	(192,174)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,300,413	5,942,420	10,733,672	11,765,664

OTHER INCOME
Service charges on deposit accounts	981,575	981,450	1,862,577	1,828,114
Other service charges and fees	127,371	149,250	264,624	275,794
Other income	799,161	533,268	1,419,777	959,948

Total other income	1,908,107	1,663,968	3,546,978	3,063,856

OTHER EXPENSES
Salaries and employee benefits	2,623,756	2,585,470	5,121,481	5,117,408
Occupancy expense	754,409	724,507	1,469,869	1,530,259
Other operating expense	1,338,170	1,367,087	2,669,418	2,629,933
Earnings applicable to minority interest	—	47,053	—	89,406

Total other expenses	4,716,335	4,724,117	9,260,768	9,367,006

INCOME BEFORE PROVISION FOR INCOME TAXES	2,492,185	2,882,271	5,019,882	5,462,514

PROVISION FOR INCOME TAXES	632,086	771,205	1,269,835	1,426,756

NET INCOME	$1,860,099	$2,111,066	$3,750,047	$4,035,758

NET INCOME PER SHARE
-Basic	$0.38	$0.42	$0.76	$0.81

-Diluted	$0.37	$0.42	$0.75	$0.79

DIVIDENDS PAID PER SHARE	$0.18	$0.17	$0.36	$0.34

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,860,099	$2,111,066	$3,750,047	$4,035,758
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	(2,469,391)	(1,618,933)	(2,645,886)	(1,796,124)
Reclassification adjustment for (gains) losses included in net income	—	—	2,237	—

Total other comprehensive income (loss)	(2,469,391)	(1,618,933)	(2,643,649)	(1,796,124)

Comprehensive income	($609,292)	$492,133	$1,106,398	$2,239,634

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$4,823,083	$189,669

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	8,348,748	8,368,938
Proceeds from sales of securities AFS	7,542,364	—
Purchases of investment securities available for sale	(32,993,502)	(9,754,068)
Net change in Shay Investments	(213,231)	—
Purchases of bank premises and equipment	(885,823)	(2,138,208)
(Increase) decrease in interest bearing deposits with other banks	(138,819)	311,100
Net increase in federal funds sold	6,800,000	—
Proceeds from sale of other real estate acquired by foreclosure	963,586	544,132
Increase in ownership of subsidiary	(2,994,671)	—
Net decrease in loans	19,025,372	5,890,982

Net Cash Provided by Investing Activities	5,454,024	3,222,876

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,759,950	(509,274)
Proceeds from exercising stock options	—	157,173
Decrease in FHLB advances	(10,000,000)	(554,983)
Repurchase of Stock	(3,201,375)	—
Decrease in federal funds purchased	—	2,400,000
Payment of dividends	(1,807,282)	(1,704,429)

Net Cash Used by Financing Activities	(7,248,707)	(211,513)

Net Increase in Cash and Due from Banks	3,028,400	3,201,032

Cash and Due From Banks, beginning of period	15,449,434	26,743,200

Cash and Due from Banks, end of period	$18,477,834	$29,944,232

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2007

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2007, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $23,040,858 compared to an aggregate unused balance of $22,150,442 at December 31, 2006. There were $483,883 of letters of credit outstanding at June 30, 2007 and $955,218 at December 31, 2006. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

Note 3. Net Income per Share

Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	4,912,748	5,014,460	4,961,572	5,012,762
Dilutive effect of granted options	54,796	69,138	54,598	71,098

Diluted weighted average shares outstanding	4,967,544	5,083,598	5,016,170	5,083,860

Net income	$1,860,099	$2,111,066	$3,750,047	$4,035,758
Net income per share-basic	$0.38	$0.42	$0.76	$0.81
Net income per share-diluted	$0.37	$0.42	$0.75	$0.79

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

Note 5. Stock Option Plan

At June 30, 2007, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff

Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

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

No options have been granted to officers of the Corporation during the first six months of 2007.

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

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2006.

Assumption	2006
Dividend Yield	2.90%
Risk-Free Interest Rate	4.99%
Expected Life	5.25 years
Expected Volatility	28.86%
Calculated Value per Option	$6.10
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2006 was $73,258 and should be recognized as an expense of $12,210 per month over the six month requisite service period, beginning in April 2006. This is recorded as an expense to salary expense and a credit to paid-in capital. A deferred tax on these options is being recorded in the aggregate amount of $27,106, or $4,518 per month, over the six month requisite service period, beginning in April 2006.

On April 25, 2007, the members of the Board of Directors were granted a total of 13,500 options as specified in the 1999 Directors’ Stock Compensation Plan. These options were granted at an exercise price of $22.00 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 26, 2007 and must be exercised not later than April 25, 2017.

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2007.

Assumption	2007
Dividend Yield	3.30%
Risk-Free Interest Rate	4.759%
Expected Life	5.25 years
Expected Volatility	34.88%
Calculated Value per Option	$6.23
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2007 was $84,090 and should be recognized as an expense of $14,015 per month over the six month requisite service period, beginning in April 2007. This will be recorded as an expense to salary expense and a credit to paid-in capital. A deferred tax on these options will be recorded in the aggregate amount of $31,113, or $5,186 per month, over the six month requisite service period, beginning in April 2007.

The following table below is a summary of the stock option activity for the six months ended June 30, 2007.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	89,850	$15.68	196,800	$18.62
Granted	13,500	22.00	—	0.00
Exercised	0	0.00	—	0.00
Forfeited	0	0.00	(4,000)	20.22

Outstanding at June 30, 2007	103,350	$16.51	192,800	$18.59

The intrinsic value of options granted under the Directors’ Plan at June 30, 2007 was $580,557 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2007 was $663,424 for a total intrinsic value at June 30, 2007 of $1,243,981.

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

As of June 30, 2007, the Corporation has not accrued any interest or penalties related to income tax matters in income tax expense.

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

Income tax expense attributable to income from continuing operations for the six months ended June 30, 2007 and 2006 consists of the following:

	2007	2006
Currently payable
Federal	$1,183,755	$1,262,306
State	190,567	220,342

	1,374,322	1,482,648
Deferred tax expense (benefit)	(104,487)	(55,892)

Income tax expense	$1,269,835	$1,426,756

The Corporation’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% to income before income taxes. A reconciliation of the differences for the three months ended June 30, 2007 and 2006 is as follows:

	2007	2006
Federal taxes based on statutory rate	$1,706,760	$1,887,653
State income taxes, net of federal benefit	125,774	145,426
Tax-exempt investment interest	(458,983)	(556,446)
Other, net	(103,716)	(49,877)

Income tax expense	$1,269,835	$1,426,756

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$1,377,072	$1,488,172
Deferred compensation liability	1,064,244	945,276
Unrealized loss on available-for-sale securities	1,876,785	1,679,410
Intangible assets	55,287	—
Other	67,162	33,034

Total	4,440,550	4,145,892

Deferred tax liabilities
Premises and equipment	481,610	525,316
Intangible assets	—	82,713
Other	757,167	428,682

Total	1,238,777	1,036,711

Net deferred tax asset	$3,201,773	$3,109,181

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefit of these deductible differences. However, the amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. One measure of liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. This liquidity ratio of the Corporation at June 30, 2007 was 57.91% and at December 31, 2006 was 56.87%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $479,607,206 at June 30, 2007 and $471,847,256 at December 31, 2006. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $207,549,580 invested in investment securities at June 30, 2007 and $174,617,149 at December 31, 2006. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at June 30, 2007 and at December 31, 2006. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2007, the Corporation had unused and available $68,838,017 of its line of credit with the FHLB and at December 31, 2006, the Corporation had unused and available $52,529,532 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2006 to June 30, 2007 resulted from a $10,000,000 decrease in the amount borrowed from the FHLB and an increase in the total borrowing capacity.

At June 30, 2007, the Corporation had $8,400,000 in federal funds sold compared to $15,200,000 at December 31, 2006.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $64,295,067 at June 30, 2007 as compared to $69,665,273 at December 31, 2006. The main reason for the decrease in equity capital was the cash paid to redeem the fractional shares outstanding after the 1-for-1,000 reverse stock split by the Bank on January 2, 2007. This was partially offset by an increase in the retention of net income.

Certain employees and directors exercised stock options for 10,950 shares of stock in 2006. These option exercises brought the number of shares outstanding to 5,020,228 at December 31, 2006. In the first six months of 2007, no options were exercised. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At June 30, 2007, the Corporation had purchased 146,286 shares at an average price of $21.82. This reduced the number of shares outstanding at June 30, 2007 to 4,873,942. Cash dividends in the amount of $1,807,282, or $0.18 per share, have been paid in 2007 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2007 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital	$66,657,937	17.67%	$30,177,056	>8.00%	$37,721,321	>10.00%
(to Risk-Weighted Assets)
Tier 1 Capital	62,966,055	16.69%	15,088,528	>4.00%	22,632,792	>6.00%
(to Risk-Weighted Assets)
Tier 1 Capital	62,966,055	9.96%	25,296,751	>4.00%	31,620,939	>5.00%
( to Average Assets)

The Corporation is currently in the process of constructing a new $1.3 million branch facility in Starkville, Mississippi with an estimated completion date in September 2007. All expenditures in connection with the completion of the construction of this branch are expected to be reflected in the second and third quarter financial statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income, including fees	$9,560,077	$9,162,033	$19,005,182	$17,822,315
Interest Expense	4,179,365	3,283,247	8,114,463	6,248,825

Net Interest Income	5,380,712	5,878,786	10,890,719	11,573,490
Provision for Loan Losses	80,299	(63,634)	157,047	(192,174)

Net Interest Income after Provision for Loan Losses	5,300,413	5,942,420	10,733,672	11,765,664
Other Income	1,908,107	1,663,968	3,546,978	3,063,856
Other Expense	4,716,335	4,724,117	9,260,768	9,367,006

Income before Provision For Income Taxes	2,492,185	2,882,271	5,019,882	5,462,514
Provision for Income Taxes	632,086	771,205	1,269,835	1,426,756

Net Income	$1,860,099	$2,111,066	$3,750,047	$4,035,758

Net Income Per share—Basic	$0.38	$0.42	$0.76	$0.81

Net Income Per Share-Diluted	$0.37	$0.42	$0.75	$0.79

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 11.04% for the three months ended June 30, 2007 and 12.82% for the corresponding period in 2006. For the six months ended June 30, 2007, ROE was 11.01% compared to 12.37% for the six months ended June 30, 2006.

The book value per share decreased to $13.19 at June 30, 2007 compared to $13.88 at December 31, 2006. The decrease in book value per share reflects the cash paid by the Bank in connection with the declaration by the board of directors of the Bank of a 1-for-1,000 reverse stock split on the Bank’s outstanding stock, which resulted in the Corporation owning 100% of the outstanding stock of the Bank. Average assets for the six months ended June 30, 2007 were $635,883,015 compared to $604,136,987 for the year ended December 31, 2006.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.26% for the second quarter of 2007 compared to 4.58% for the corresponding period of 2006. For the six months ended June 30, 2007, annualized net interest margin was 4.33% as compared to 4.52% for the six months ended June 30, 2006. The decrease in net interest margin from 2006 to 2007 is the result of slower growth in yields on earnings assets compared to the growth in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $573,602,490 for the three months ended June 30, 2007. This represents an increase of $35,039,441, or 6.5%, over average earning assets of $538,563,049 for the three month period ended June 30, 2006. Earning assets averaged $572,901,729 for the six months ended June 30, 2007. This represents an increase of $32,283,257, or 6.0%, over average earning assets of $540,618,472 for the six months ended June 30, 2006. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $407,282,323 for the three months ended June 30, 2007. This represents an increase of $22,542,388, or 5.9%, over average interest bearing deposits of $384,739,935 for the three month period ended June 30, 2006. Other borrowed funds averaged $78,928,084 for the three months ended June 30, 2007. This represents an increase of $1,720,032, or 2.2%, over the other borrowed funds of $77,208,052 for the three month period ended June 30, 2006. Interest bearing deposits averaged $405,210,132 for the six months ended June 30, 2007. This represents an increase of $18,640,429, or 4.8%, over average interest bearing deposits of $386,569,703 for the six month period ended June 30, 2006. Other borrowed funds averaged $79,539,144 for the six months ended June 30, 2007. This represents an increase of $968,402, or 1.2%, over the other borrowed funds of $78,570,742 for the six month period ended June 30, 2006.

Net interest income was $5,380,712 and $5,878,786 for the three month periods ended June 30, 2007 and 2006, respectively, due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended June 30, 2007, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2006. The yield on all interest bearing assets increased nine basis points to 7.10% in the second quarter of 2007 compared to 7.01% for the same period in 2006. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2007 increased forty-nine basis points to 3.39% from 2.90% in the same period of 2006. Net interest income was $10,890,719 for the six months ended June 30, 2007, a decrease of $682,771 from the $11,573,490 in the same period in 2006, primarily due to changes in rate. In the six month period ended June 30, 2007, the rates paid on deposits and borrowed funds increased more than the yields on earnings assets when compared to the same period in 2006. The yield on all interest bearing assets increased twenty-seven basis points to 7.10% in the first six months of 2007 compared to 6.83% for the same period in 2006. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2007 increased fifty-four basis points to 3.32% from 2.78% in the same period of 2006. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest and Fees	$7,194,309	$7,282,033	$14,339,415	$14,089,004
Average Loans	354,782,390	375,230,793	358,500,932	376,501,718
Annualized Yield	8.11%	7.76%	8.00%	7.48%

The increase in interest rates in the three and six month period ended June 30, 2007 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2007	Year to Date December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$353,832,216	$380,887,181	($27,054,965)	-7.10%
Allowance for Loan Losses	3,691,882	3,712,375	(20,493)	-0.55%
Nonaccrual Loans	1,349,394	1,628,651	(279,257)	-17.15%
Ratios:
Allowance for loan losses to gross loans	1.04%	0.97%
Net loans charged off to allowance for loan losses	4.81%	13.16%

The provision for loan losses for the three months ended June 30, 2007 was a positive provision of $80,299, an increase of $143,933 over the $63,634 negative provision for the same period in 2006. The provision for loan loss was a positive provision of $157,047 for the six months ended June 30, 2007 compared to a negative provision of $192,174 for the same period in 2006. The increase in the provision in the three and six-month periods ended June 30, 2007 as compared to the corresponding periods in 2006 was the result of the negative provision in the respective periods of 2006. This negative provision in 2006 was a product of improved credit quality and lower charge-offs in 2006 than in the years prior to 2006.

For the three months ended June 30, 2007, net loan losses charged to the allowance for loan losses totaled $81,975, an increase of $14,649 over the $67,326 charged off in the same period in 2006. For the six months ended June 30, 2007, net loan losses charged to the allowance totaled $177,541, an increase of $54,232 over the $123,309 charged off in the same period in 2006.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2007 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2007 was $1,908,107, an increase of $244,139, or 14.7%, over the same period in 2006. Service charges on deposit accounts increased $125, or .01%, to $981,575 in the three months ended June 30, 2007 compared to $981,450 for the same period in 2006. Other service charges and fees decreased $21,879, or 14.7%, in the three months ended June 30, 2007 compared to the same period in 2006.

Non-interest income for the six months ended June 30, 2007 was $3,546,978, an increase of $483,122, or 15.8%, over the same period in 2006. Service charges on deposit accounts increased $34,463, or 1.9%, to $1,862,577 in the six months ended June 30, 2007 compared to $1,828,114 for the same period in 2006. Other service charges and fees decreased $11,170, or 4.1%, in the six months ended June 30, 2007 compared to the same period in 2006. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Other Income

BOLI Insurance	$145,745	$134,382	$288,177	$270,835
Mortgage Loan Origination Income	93,672	89,520	163,805	179,664
Shay Investments Income	259,448	256,391	488,773	379,545
Other Income	300,296	52,975	479,022	129,904

Total Other Income	$799,161	$533,268	$1,419,777	$959,948

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended June 30, 2007 and 2006 were $4,716,335 and $4,714,117, respectively, a decrease of $7,782, or .2%, from 2006 to 2007. Salaries and benefits increased to $2,623,756 for the three months ended June 30, 2007 from $2,585,470 for the same period in 2006. This represents an increase of $38,286, or 1.5%. Occupancy expense increased $29,902, or 4.1%, to $754,409 in the three months ended June 30, 2007 when compared to the same period of 2006.

Total non-interest expenses for the six month periods ended June 30, 2007 and 2006 were $9,260,768 and $9,367,006, respectively, a decrease of $106,238, or 1.1%, from 2006 to 2007. Salaries and benefits increased to $5,121,481 for the six months ended June 30, 2007 from $5,117,408 for the same period in 2006. This represents an increase of $4,073, or .1%. Occupancy expense decreased $60,390, or 3.9%, to $1,469,869 in the six months ended June 30, 2007 when compared to the same period of 2006.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Other Operating Expense
Intangible Amortization	$134,375	$134,375	$268,751	$268,751
Advertising	138,577	129,305	255,322	239,613
Office Supplies	121,317	112,183	248,214	243,209
Legal and Audit Fees	126,670	152,999	204,535	265,743
Telephone expense	101,192	94,568	200,116	184,610
Postage and Freight	53,116	71,308	124,376	137,549
Loan Collection Expense	40,717	24,355	111,581	53,955
Other Losses	106,772	114,969	220,157	248,124
Other expenses	515,434	533,025	1,036,366	988,379

Total Other Expense	$1,338,170	$1,367,087	$2,669,418	$2,629,933

The Corporation’s efficiency ratio for the three months ended June 30, 2007 was 60.29% compared to the 60.13% for the same period in 2006. For the six months ended June 30,

2007 and 2006, the Corporation’s efficiency ratio was 62.97% and 61.37%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2007	December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$18,477,834	$15,449,434	$3,028,400	19.60%
Investment Securities	207,549,580	174,617,149	32,932,431	18.86%
Loans, net	349,396,359	369,280,664	(19,884,305)	-5.38%
Total Assets	632,389,187	621,197,496	11,191,691	1.80%

Total Deposits	479,607,206	471,847,256	7,759,950	1.64%

Total Stockholders’ Equity	64,295,067	69,665,273	(5,370,206)	-7.71%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2007, increased $3,028,400 from $15,449,434 at December 31, 2006 due to larger than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the three month period ended June 30, 2007, premises and equipment increased $410,978, or 3.4%, to $12,517,434, when compared to $12,106,456 at December 31, 2006. The increase reflects the progress payments made on the construction of the Starkville branch and new equipment purchases exceeding depreciation during this period. The Bank is currently in the process of constructing a new full service branch in Starkville, Mississippi. This building is scheduled to be completed in September 2007.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2007 increased $32,932,431, or 18.9%, to $207,549,580 from the balance at December 31, 2006.

LOANS

Although the loan balance decreased by $19,884,305 during the six month period ended June 30, 2007 to $349,396,359 from $369,280,664 at December 31, 2006, management believes that loan demand in the Corporation’s service area has been good. Residential housing loans continue to be in demand along with commercial and industrial loans and management believes that loan growth will rebound in the remainder of 2007. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2007	December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$79,327,024	$82,867,220	$(3,540,196)	-4.27%
Interest-bearing Deposits	143,793,235	152,988,036	(9,194,801)	-6.01%
Savings	31,689,517	32,636,927	(947,410)	-2.90%
Certificates of Deposit	224,797,430	203,355,073	21,442,357	10.54%

Total Deposits	$479,607,206	$471,847,256	$7,759,950	1.64%

Non-interest bearing demand deposits, savings and certificates of deposit increased during the six months ended June 30, 2007 while interest bearing demand deposits decreased. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements.

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

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

This item outlines specific risks that could affect the Corporation’s ability to compete, change the Corporation’s risk profile, or eventually impact the Corporation’s financial results. The risks the Corporation faces generally are similar to those experienced, to varying degrees, by all financial services companies.

Our strategies and management’s ability to react to changing competitive and economic environments have enabled us historically to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risk factors below that we presently believe could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments which could affect the Corporation’s financial performance. The following discussion highlights potential risks which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service oriented banking experience to individuals and businesses compared with what the Corporation believes, is the more rigid and less friendly environment found in large banks. This requires us to offer most, if not all, of the products and conveniences that are offered by the larger banks with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof and execute on the strategy.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 2007, the Corporation had $3.692 million of available reserves to cover such losses. The models and approaches the Corporation use to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

Financing, Funding, and Liquidity Risks

One of the most important aspects of management’s efforts to sustain long-term profitability for the Company is the management of interest rate risk. Management’s goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity.

The Company’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Company can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Company’s decisions on pricing its assets and liabilities which impacts net interest income, an important cash flow stream for the Company. As a result, a substantial part of the Company’s risk-management activities are devoted to managing interest-rate risk. There is also focus on managing the risks associated with the volatility of fair value in both mortgage loan servicing rights and mortgage banking assets. Currently, the Company does not have any significant risks related to foreign exchange, commodities or equity risk exposures.

Interest Rate and Yield Curve Risks

A significant portion of the Corporation’s business involves borrowing and lending money. Accordingly, changes in interest rates directly impact the Corporation’s revenues and expenses, and potentially could compress the Corporation’s net interest margin. The Corporation actively manages its balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates.

The Corporation’s mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase demand for mortgage loans decreases (and the Corporation’s revenues from new originations fall), and when rates decrease, demand increases (and the Corporation’s origination revenues increase). In a contrary fashion, when interest rates increase the value of mortgage servicing rights (MSR) that the Corporation retain generally increases, and when rates decline the value of MSR declines. Within the Corporation’s mortgage businesses, therefore, there is a partial natural hedge against ordinary interest rate changes.

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates: it is fiat when short-term rates are equal, or nearly equal, to long-term rates: and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. However, during much of 2006 the yield curve was inverted and the degree of inversion generally worsened as the year progressed. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets.

Regulatory and Legal Risks

We operate in a heavily regulated industry and therefore are subject to many banking, deposit, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts the Corporation’s business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation record and report assets, liabilities, revenues, expenses, and earnings.

We also face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with U.S generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of the Corporation’s most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may recognize a significant provision for impairment of the Corporation’s mortgage servicing rights, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation make today.

Expense Control

Expenses and other costs directly affect the Corporation’s earnings. Our ability to successfully manage expenses is important to the Corporation’s long-term profitability. Many factors can influence the amount of the Corporation’s expenses, as well as how quickly they grow. As the Corporation’s businesses change or expand, additional expenses can arise from asset purchases, structural reorganization evolving business strategies, and changing regulations, among other things. The Corporation manages expense growth and risk through a variety of means, including actual versus budget management, imposition of expense authorization, and procurement coordination and processes.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

ITEM 4. CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective in providing reasonable assurances that all material information relating to the Corporation that is required to be included in the reports the Corporation files with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended June 30, 2007:

Period	( a ) Total Number of Shares Purchased(1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	—	$—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	42,400	21.94	42,400
April 1 to April 30	46,048	21.96	46,048
May 1 to May 30	43,738	21.49	43,738
June 1 to June 30	14,100	22.00	14,100

Total	146,286	$21.82	146,286	103,714

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On February 27, 2007, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of June 30, 2007, 146,286 shares of the Corporation’s common stock had been purchased and 103,714 shares remained authorized under the plan. All share purchases during 2007 were made pursuant to open market transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 24, 2007. There were 4,126,975 shares, or 82.2%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting. The Corporation solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management’s solicitations.

The shareholders considered and voted upon four proposals at the Annual Meeting. The first proposal was to set the number of directors to serve on the Board of Directors at ten members. The shareholders of the Corporation adopted this proposal by a vote of 3,963,239 shares for the proposal and 144,195 shares against the proposal, with 19,541 abstentions.

The second proposal concerned the election of three Class II directors to a three-year term expiring in 2010. The votes for each nominee were:

	Shares Voted For	Shares Withheld
David A. King	4,122,552	4,423
Greg L. McKee	4,122,552	4,423
Terrell E. Winstead	4,121,942	5,033

The third proposal concerned the election of one Class III director to a one year term expiring in 2008. The votes for the nominee were:

	Shares Voted For	Shares Withheld
Daniel Adam Mars	4,095,499	31,476

Finally, the shareholders considered and voted upon a proposal to ratify HORNE LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2007. The shareholders of the Corporation adopted this proposal by a vote of 4,105,352 for the proposal to 9,590 votes against, with 12,033 abstentions.

ITEM 6.	EXHIBITS

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 7, 2007		DATE: August 7, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.