Form 10-Q
period 2007-09-30
CITIZENS HOLDING CO /MS/
filed 2007-11-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐  Large accelerated Filer     ☒  Accelerated Filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2007:

Title	Outstanding
Common Stock, $.20 par value	4,867,142

CITIZENS HOLDING COMPANY

THIRD QUARTER 2007 INTERIM FINANCIAL STATEMENTS

*	Not Applicable

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS

Cash and due from banks	$16,417,553	$15,449,434
Interest bearing deposits with other banks	508,532	396,811
Federal funds sold	—	15,200,000
Investment securities available for sale, at fair value	223,923,339	174,617,149
Loans, net of allowance for loan losses of $3,748,266 in 2007 and $3,712,375 in 2006	351,654,882	369,280,664
Premises and equipment, net	13,276,985	12,106,456
Other real estate owned, net	2,784,577	2,707,885
Accrued interest receivable	5,680,696	5,015,574
Cash value of life insurance	17,460,411	16,846,557
Intangible assets, net	4,349,446	4,752,573
Other assets	5,487,414	4,824,393

TOTAL ASSETS	$641,543,835	$621,197,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$81,242,584	$82,867,220
Interest-bearing NOW and money market accounts	144,826,719	152,988,036
Savings deposits	31,654,012	32,636,927
Certificates of deposit	220,229,000	203,355,073

Total deposits	477,952,315	471,847,256

Accrued interest payable	1,572,778	1,153,890
Federal Funds Purchased	9,300,000	—
Federal Home Loan Bank advances	49,400,000	59,400,000
Sweep Account Liability	32,003,154	12,767,483
Deferred compensation payable	2,930,169	2,699,783
Other liabilities	2,001,062	2,181,742

Total liabilities	575,159,478	550,050,154

Minority interest in consolidated subsidiary	—	1,482,069

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,867,142 shares outstanding at September 30, 2007 and 5,020,228 shares at December 31, 2006	973,428	1,004,046
Additional paid-in capital	3,953,802	3,886,830
Retained earnings	63,316,611	65,285,558
Accumulated other comprehensive loss, net of taxes of $795,468 in 2007 and $304,082 in 2006	(1,859,484)	(511,161)

Total stockholders’ equity	66,384,357	69,665,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,543,835	$621,197,496

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loan income, including fees	$7,281,956	$7,362,309	$21,621,371	$21,451,313
Investment securities	2,212,508	1,792,767	5,993,173	5,336,758
Other interest	124,989	109,729	1,010,091	299,049

Total interest income	9,619,453	9,264,805	28,624,635	27,087,120

INTEREST EXPENSE
Deposits	3,302,320	2,681,484	9,567,546	7,528,398
Other borrowed funds	939,099	743,082	2,788,336	2,144,993

Total interest expense	4,241,419	3,424,566	12,355,882	9,673,391

NET INTEREST INCOME	5,378,034	5,840,239	16,268,753	17,413,729

PROVISION FOR LOAN LOSSES	396,349	(111,132)	553,396	(303,306)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,981,685	5,951,371	15,715,357	17,717,035

OTHER INCOME
Service charges on deposit accounts	979,633	992,226	2,842,210	2,820,340
Other service charges and fees	272,401	167,853	537,025	443,647
Other income	772,673	422,220	2,192,450	1,382,168

Total other income	2,024,707	1,582,299	5,571,685	4,646,155

OTHER EXPENSES
Salaries and employee benefits	2,705,828	2,523,016	7,827,309	7,640,424
Occupancy expense	800,095	699,211	2,269,964	2,229,470
Other operating expense	1,389,619	1,387,788	4,059,037	4,017,721
Earnings applicable to minority interest	—	47,051	—	136,457

Total other expenses	4,895,542	4,657,066	14,156,310	14,024,072

INCOME BEFORE PROVISION FOR INCOME TAXES	2,110,850	2,876,604	7,130,732	8,339,118

PROVISION FOR INCOME TAXES	362,549	751,675	1,632,384	2,178,431

NET INCOME	$1,748,301	$2,124,929	$5,498,348	$6,160,687

NET INCOME PER SHARE
-Basic	$0.36	$0.42	$1.12	$1.23

-Diluted	$0.36	$0.42	$1.10	$1.21

DIVIDENDS PAID PER SHARE	$0.18	$0.17	$0.54	$0.51

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,748,301	$2,124,929	$5,498,348	$6,160,687
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	1,295,326	1,965,706	(1,350,560)	169,582

Reclassification adjustment for (gains) losses included in net income	—	12,318	2,237	12,318

Total other comprehensive income (loss)	1,295,326	1,978,024	(1,348,323)	181,900

Comprehensive income	$3,043,627	$4,102,953	$4,150,025	$6,342,587

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$6,814,181	$4,224,418

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	11,577,120	12,852,916
Proceeds from sales of securities AFS	7,542,364	17,948,728
Purchases of investment securities available for sale	(50,918,401)	(28,857,288)
Net change in Shay Investments	(1,500,839)	—
Purchases of bank premises and equipment	(1,913,187)	(2,983,010)
(Increase) decrease in interest bearing deposits with other banks	(111,721)	(677,494)
Net increase in federal funds sold	15,200,000	(5,450,000)
Redemption of FHLB Stock	869,000	—
Proceeds from sale of other real estate acquired by foreclosure	1,425,194	691,132
Increase in ownership of subsidiary	(2,994,671)	—
Net decrease in loans	15,570,500	4,940,563

Net Cash Provided by Investing Activities	(5,254,641)	(1,534,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,105,059	(6,747,978)
Proceeds from exercising stock options	—	186,324
Decrease in FHLB advances	(10,000,000)	(648,818)
Repurchase of Stock	(3,343,404)	—
Increase (Decrease) in federal funds purchased	9,300,000	(1,600,000)
Payment of dividends	(2,653,076)	(2,557,868)

Net Cash Used by Financing Activities	(591,421)	(11,368,340)

Net Increase in Cash and Due from Banks	968,119	(8,678,375)

Cash and Due From Banks, beginning of period	15,449,434	26,743,200

Cash and Due from Banks, end of period	$16,417,553	$18,064,825

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2007

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2007, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $23,324,589 compared to an aggregate unused balance of $22,150,442 at December 31, 2006. There were $540,083 of letters of credit outstanding at September 30, 2007 and $955,218 at December 31, 2006. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

Note 3. Net Income per Share

Net income per share—basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	4,870,737	5,014,460	4,930,961	5,012,762
Dilutive effect of granted options	49,201	69,137	52,517	71,098

Diluted weighted average shares outstanding	4,919,938	5,083,597	4,983,478	5,083,860

Net income	$1,748,301	$2,124,929	$5,498,348	$6,160,687
Net income per share-basic	$0.36	$0.42	$1.12	$1.23
Net income per share-diluted	$0.36	$0.42	$1.10	$1.21

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

Note 5. Stock Option Plan

At September 30, 2007, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

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

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. On March 29, 2006, the Board of Directors awarded 40,500 options to certain officers of the Bank as authorized by the 1999 Employees’ Long-Term Incentive Plan at an exercise price of $23.46, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 30, 2006 and must be exercised no later than March 29, 2016. The following assumptions were used in estimating the fair value of the options granted in the first quarter of 2006.

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

No options have been granted to officers of the Corporation during the first nine months of 2007.

On April 26, 2006, the members of the Board of Directors were granted a total of 12,000 options as specified in the 1999 Directors’ Stock Compensation Plan. These options were granted at an exercise price of $23.70 per option, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 27, 2006 and must be exercised no later than April 26, 2016.

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

On April 25, 2007, the members of the Board of Directors were granted a total of 13,500 options as specified in the 1999 Directors’ Stock Compensation Plan. These options were granted at an exercise price of $22.00 per option, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 26, 2007 and must be exercised no later than April 25, 2017.

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

The following table below is a summary of the stock option activity for the nine months ended September 30, 2007.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	89,850	$15.68	196,800	$18.62
Granted	13,500	22.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	(4,000)	20.22

Outstanding at September 30, 2007	103,350	$16.51	192,800	$18.59

The intrinsic value of options granted under the Directors’ Plan at September 30, 2007 was $679,644 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2007 was $840,935 for a total intrinsic value at September 30, 2007 of $1,520,579.

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

As of September 30, 2007, the Corporation has not accrued any interest or penalties related to income tax matters in income tax expense.

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

Income tax expense attributable to income from continuing operations for the nine months ended September 30, 2007 and 2006 consists of the following:

	2007	2006
Currently payable
Federal	$1,639,936	$1,895,580
State	271,995	334,175

	1,911,931	2,229,755
Deferred tax expense (benefit)	(279,547)	(51,324)

Income tax expense	$1,632,384	$2,178,431

The Corporation’s income tax expense differs from the amounts computed by applying the Federal income tax statutory rates of 34% to income before income taxes. A reconciliation of the differences for the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006
Federal taxes based on statutory rate	$2,724,449	$2,881,696
State income taxes, net of federal benefit	179,517	220,556
Tax-exempt investment interest	(694,073)	(823,717)
Other, net	(277,509)	(100,104)

Income tax expense	$1,632,384	$2,178,431

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$1,398,103	$1,409,549
Deferred compensation liability	1,092,953	976,195
Unrealized loss on available-for-sale securities	1,106,200	491,955
Intangible assets	92,519	—
Other	79,651	46,588

Total	3,769,426	2,924,287

Deferred tax liabilities
Premises and equipment	973,926	510,773
Intangible assets	—	48,213
Other	774,280	548,623

Total	1,748,206	1,107,609

Net deferred tax asset	$2,021,220	$1,816,678

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. One measure of liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. This liquidity ratio of the Corporation at September 30, 2007 was 55.58% and at December 31, 2006 was 56.87%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $477,952,315 at September 30, 2007 and $471,847,256 at December 31, 2006. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $223,923,339 invested in investment securities at September 30, 2007 and $174,617,149 at December 31, 2006. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $27,500,000 at September 30, 2007 and at December 31, 2006. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2007, the Corporation had unused and available $68,838,017 of its line of credit with the FHLB and at December 31, 2006, the Corporation had unused and available $52,529,532 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2006 to September 30, 2007 resulted from a $10,000,000 decrease in the amount borrowed from the FHLB and an increase in the total borrowing capacity.

At September 30, 2007, the Corporation had $9,300,000 in federal funds purchased compared to $15,200,000 federal funds sold at December 31, 2006.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $66,384,357 at September 30, 2007 as compared to $69,665,273 at December 31, 2006. The main reason for the decrease in equity capital was the cash paid to redeem the fractional shares outstanding after the 1-for-1,000 reverse stock split by the Bank on January 2, 2007. This was partially offset by an increase in the retention of net income.

Certain employees and directors exercised stock options for 10,950 shares of stock in 2006. These option exercises brought the number of shares outstanding to 5,020,228 at December 31, 2006. In the first nine months of 2007, no options were exercised. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At September 30, 2007, the Corporation had purchased 153,086 shares at an average price of $21.86. This reduced the number of shares outstanding at September 30, 2007 to 4,867,142. Cash dividends in the amount of $2,653,076, or $0.54 per share, have been paid in 2007 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2007 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2007
Total Capital	$67,642,661	17.77%	$30,451,949	>	8.00%	$38,064,937	>	10.00%
(to Risk-Weighted Assets)
Tier 1 Capital	63,894,395	16.79%	15,225,975	>	4.00%	22,838,962	>	6.00%
(to Risk-Weighted Assets)
Tier 1 Capital	63,894,395	10.12%	25,250,817	>	4.00%	31,563,521	>	5.00%
( to Average Assets)

The Corporation completed the construction of a new $1.4 million branch facility in Starkville, Mississippi and opened the facility for operation in October 2007. Most of the expenditures in connection with the completion of the construction of this branch are reflected in the second and third quarter financial statements with a final payment due in the fourth quarter.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income, including fees	$9,619,453	$9,264,805	$28,624,635	$27,087,120
Interest Expense	4,241,419	3,424,566	12,355,882	9,673,391

Net Interest Income	5,378,034	5,840,239	16,268,753	17,413,729
Provision for Loan Losses	396,349	(111,132)	553,396	(303,306)

Net Interest Income after Provision for Loan Losses	4,981,685	5,951,371	15,715,357	17,717,035
Other Income	2,024,707	1,582,299	5,571,685	4,646,155
Other Expense	4,895,542	4,657,066	14,156,310	14,024,072

Income before Provision For Income Taxes	2,110,850	2,876,604	7,130,732	8,339,118
Provision for Income Taxes	362,549	751,675	1,632,384	2,178,431

Net Income	$1,748,301	$2,124,929	$5,498,348	$6,160,687

Net Income Per share—Basic	$0.36	$0.42	$1.12	$1.23

Net Income Per Share—Diluted	$0.36	$0.42	$1.10	$1.21

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 10.61% for the three months ended September 30, 2007 and 12.73% for the corresponding period in 2006. For the nine months ended September 30, 2007, ROE was 10.88% compared to 12.49% for the nine months ended September 30, 2006.

The book value per share decreased to $13.64 at September 30, 2007 compared to $13.88 at December 31, 2006. The decrease in book value per share reflects the cash paid by the Bank in connection with the declaration by the board of directors of the Bank of a 1-for-1,000 reverse stock split on the Bank’s outstanding stock, which resulted in the Corporation owning 100% of the outstanding stock of the Bank. Average assets for the nine months ended September 30, 2007 were $635,794,334 compared to $604,136,987 for the year ended December 31, 2006.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.39% for the third quarter of 2007 compared to 4.55% for the corresponding period of 2006. For the nine months ended September 30, 2007, annualized net interest margin was 4.34% as compared to 4.52% for the nine months ended September 30, 2006. The decrease in net interest margin from 2006 to 2007 is the result of slower growth in yields on earnings assets compared to the growth in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $570,968,423 for the three months ended September 30, 2007. This represents an increase of $33,778,217, or 6.3%, over average earning assets of $537,190,206 for the three month period ended September 30, 2006. Earning assets averaged $572,250,212 for the nine months ended September 30, 2007. This represents an increase of $32,787,053, or 6.1%, over average earning assets of $539,463,159 for the nine months ended September 30, 2006. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $401,573,042 for the three months ended September 30, 2007. This represents an increase of $31,092,416, or 8.4%, over average interest bearing deposits of $370,480,626 for the three month period ended September 30, 2006. Other borrowed funds averaged $81,292,576 for the three months ended September 30, 2007. This represents an increase of $20,469,387, or 33.7%, over the other borrowed funds of $60,823,189 for the three month period ended September 30, 2006. Interest bearing deposits averaged $403,984,446 for the nine months ended September 30, 2007. This represents an increase of $20,455,085, or 5.3%, over average interest bearing deposits of $383,529,361 for the nine month period ended September 30, 2006. Other borrowed funds averaged $80,130,044 for the nine months ended September 30, 2007. This represents an increase of $19,057,612, or 31.2%, over the other borrowed funds of $61,072,432 for the nine month period ended September 30, 2006.

Net interest income was $5,378,034 and $5,840,239 for the three month periods ended September 30, 2007 and 2006, respectively, due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended September 30, 2007, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2006. The yield on all interest bearing assets increased twenty three basis points to 7.25% in the third quarter of 2007 compared to 7.02% for the same period in 2006. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2007 increased thirty one basis points to 3.46% from 3.15% in the same period of 2006. Net interest income was $16,268,753 for the nine months ended September 30, 2007, a decrease of $1,144,976 from the $17,413,729 in the same period in 2006, primarily due to changes in rate. In the nine month period ended September 30, 2007, the rates paid on deposits and borrowed funds increased more than the yields on earnings assets when compared to the same period in 2006. The yield on all interest bearing assets increased twenty four basis points to 7.14% in the first nine months of 2007 compared to 6.90% for the same period in 2006. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2007 increased twenty seven basis points to 3.17% from 2.90% in the same period of 2006. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and Fees	$7,281,956	$7,362,309	$21,621,371	$21,451,313
Average Loans	355,677,162	375,901,154	357,549,332	376,299,330
Annualized Yield	8.19%	7.83%	8.06%	7.60%

The increase in interest rates in the three and nine month period ended September 30, 2007 reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2007	Year to Date December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$356,017,737	$380,887,181	$(24,869,444)	-6.53%
Allowance for Loan Losses	3,748,266	3,712,375	35,891	0.97%
Nonaccrual Loans	1,004,289	1,628,651	(624,362)	-38.34%
Ratios:
Allowance for loan losses to gross loans	1.05%	0.97%
Net loans charged off to allowance for loan losses	13.81%	13.16%

The provision for loan losses for the three months ended September 30, 2007 was $396,349, an increase of $507,481 over the $111,132 negative provision for the same period in 2006. The provision for loan loss was $553,396 for the nine months ended September 30, 2007 compared to a negative provision of $303,306 for the same period in 2006. The increase in the provision in the three and nine-month periods ended September 30, 2007 as compared to the corresponding periods in 2006 was the result of the negative provision in the respective periods of 2006. This negative provision in 2006 was a product of improved credit quality and lower charge-offs in 2006 than in the years prior to 2006.

For the three months ended September 30, 2007, net loan losses charged to the allowance for loan losses totaled $339,965, an increase of $55,427 over the $284,538 charged off in the same period in 2006. For the nine months ended September 30, 2007, net loan losses charged to the allowance totaled $517,506, an increase of $165,642 over the $351,864 charged off in the same period in 2006.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2007 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2007 was $2,024,707, an increase of $442,408, or 28.0%, over the same period in 2006. Service charges on deposit accounts decreased $12,593, or 1.3%, to $979,633 in the three months ended September 30, 2007 compared to $992,226 for the same period in 2006. Other service charges and fees increased $104,548, or 62.3%, in the three months ended September 30, 2007 compared to the same period in 2006.

Non-interest income for the nine months ended September 30, 2007 was $5,571,685, an increase of $925,530, or 19.9%, over the same period in 2006. Service charges on deposit accounts increased $21,870, or .8%, to $2,842,210 in the nine months ended September 30, 2007 compared to $2,820,340 for the same period in 2006. Other service charges and fees increased $93,378, or 21.0%, in the nine months ended September 30, 2007 compared to the same period in 2006. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended September 30,		Nine months ended September 30,
Other Income	2007	2006	2007	2006
BOLI Insurance	$222,783	$138,498	$510,960	$409,333
Mortgage Loan Origination Income	70,599	118,767	234,404	298,431
Shay Investments Income	342,878	109,228	831,651	488,773
Other Income	136,413	55,727	615,435	185,631

Total Other Income	$772,673	$422,220	$2,192,450	$1,382,168

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended September 30, 2007 and 2006 were $4,895,542 and $4,657,066, respectively, an increase of $238,476, or 5.1%, from 2006 to 2007. Salaries and benefits increased to $2,705,828 for the three months ended September 30, 2007 from $2,523,016 for the same period in 2006. This represents an increase of $182,812, or 7.2%. Occupancy expense increased $100,884, or 14.4%, to $800,095 in the three months ended September 30, 2007 when compared to the same period of 2006.

Total non-interest expenses for the nine month periods ended September 30, 2007 and 2006 were $14,156,310 and $14,024,072, respectively, an increase of $132,238, or ..9%, from 2006 to 2007. Salaries and benefits increased to $7,827,309 for the nine months ended September 30, 2007 from $7,640,424 for the same period in 2006. This represents an increase of $186,885, or 2.4%. Occupancy expense increased $40,494, or 1.8%, to $2,269,964 in the nine months ended September 30, 2007 when compared to the same period of 2006.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2007	2006	2007	2006
Intangible Amortization	$134,376	$134,376	$403,127	$403,127
Advertising	126,220	128,706	381,542	368,319
Office Supplies	154,552	144,671	402,766	387,880
Legal and Audit Fees	75,804	69,308	280,339	335,051
Telephone expense	105,070	95,282	305,186	279,892
Postage and Freight	96,790	91,984	221,166	229,533
Loan Collection Expense	16,283	100,536	127,864	154,491
Other Losses	173,133	167,422	393,290	415,546
Other expenses	507,391	455,503	1,543,757	1,443,882

Total Other Expense	$1,389,619	$1,387,788	$4,059,037	$4,017,721

The Corporation’s efficiency ratio for the three months ended September 30, 2007 was 63.76% compared to the 60.27% for the same period in 2006. For the nine months ended September 30, 2007 and 2006, the Corporation’s efficiency ratio was 62.50% and 61.00%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2007	December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$16,417,553	$15,449,434	$968,119	6.27%
Investment Securities	223,923,339	174,617,149	49,306,190	28.24%
Loans, net	351,654,882	369,280,664	(17,625,782)	-4.77%
Total Assets	641,543,835	621,197,496	20,346,339	3.28%

Total Deposits	477,952,315	471,847,256	6,105,059	1.29%

Total Stockholders’ Equity	66,384,357	69,665,273	(3,280,916)	-4.71%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2007, increased $968,119 from $15,449,434 at December 31, 2006 due to larger than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the nine month period ended September 30, 2007, premises and equipment increased $1,170,529, or 9.7%, to $13,276,985, when compared to $12,106,456 at December 31, 2006. The increase reflects the progress payments made on the construction of the Starkville branch and new equipment purchases exceeding depreciation during this period. The Bank is currently in the process of constructing a new full service branch in Starkville, Mississippi.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2007 increased $49,306,190, or 28.2%, to $223,923,339 from the balance at December 31, 2006.

LOANS

Loan balances outstanding decreased by $17,625,782 during the nine month period ended September 30, 2007 to $351,654,882 from $369,280,664 at December 31, 2006. Loan demand in the Corporation’s service area has lessened with increased competition for quality loans. Residential housing loans continue to be in demand but quality commercial and industrial loans are in shorter supply and management believes that this loan environment will continue for the remainder of 2007. No material changes were made to the loan products offered by the Corporation during this period other than to adjust rates to attract quality loans.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2007	December 31, 2006	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$81,242,584	$82,867,220	$(1,624,636)	-1.96%
Interest-bearing Deposits	144,826,719	152,988,036	(8,161,317)	-5.33%
Savings	31,654,012	32,636,927	(982,915)	-3.01%
Certificates of Deposit	220,229,000	203,355,073	16,873,927	8.30%

Total Deposits	$477,952,315	$471,847,256	$6,105,059	1.29%

Non-interest bearing demand deposits, savings and certificates of deposit increased during the nine months ended September 30, 2007 while interest bearing demand deposits decreased. The Corporation has increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 2007, the Corporation had $3.748 million of available reserves to cover such losses. The models and approaches the Corporation use to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates: it is flat when short-term rates are equal, or nearly equal, to long-term rates: and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. However, during much of 2006 the yield curve was inverted and the degree of inversion generally worsened as the year progressed. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets.

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

There were no changes to the Corporation’s internal control over financial reporting that occurred in the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended September 30, 2007:

Period	( a ) Total Number of Shares Purchased(1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	300	22.00	300	103,414
August 1 to August 31	5,800	20.62	5,800	97,614
September 1 to September 30	700	20.09	700	96,914

Total for the period	6,800	$20.63	6,800	96,914

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On February 27, 2007, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan will remain in effect until all authorized shares are repurchased or until otherwise instructed by the board of directors. As of September 30, 2007, 153,086 shares of the Corporation’s common stock had been purchased and 96,914 shares remained authorized under the plan. All share purchases during 2007 were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: November 8, 2007		DATE: November 8, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.