Form 10-K
period 2007-12-31
CITIZENS HOLDING CO /MS/
filed 2008-03-12
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $93,552,732 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2007).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2008
Common stock, $.20 par value	4,866,342 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements which are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 7, 2008.

ITEM 1.	BUSINESS

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of Mississippi on February 16, 1982, at the direction of the Board of Directors of the Bank in order to facilitate the Bank’s adoption of a one-bank holding company structure. The Company held 97.86% of the outstanding shares of the Bank on December 31, 2006. On December 19, 2006, the shareholders of the Bank approved a one-for-one thousand (1 for 1,000) reverse stock split. Holders of fractional shares of Bank stock after the reverse stock split received cash for such fractional shares. As a result of the reverse stock split, which was effective on January 2, 2007, the Company became the sole shareholder of the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2007, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $680,720,600 and total deposits of $478,083,238. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 63.2% of gross revenues in 2007, 67.8% in 2006 and 68.2% in 2005. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties and contiguous counties. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s nine county market area is mainly rural, with Meridian, population 41,036, being the largest city. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Their schools, manufacturing plants and their main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 5,000 people within the Company’s market area.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 73.6% of the Company’s loan portfolio has been attributed to real estate lending. Another 11.2% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 15.2% of the total loan portfolio.

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

In addition to lending services, the Company provides limited trust services. The Company serves as custodian of cemetery upkeep funds and insurance trusts. The Company also offers discount brokerage services through a networking agreement with First Tennessee Bank.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, 46, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 56, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2007, the Bank employed 231 full-time employees and 48 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2007, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 17.06% and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.07%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. The Company’s leverage capital ratio at December 31, 2007 was 9.98%.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Company and Bank are classified as well capitalized under the guidelines promulgated by the FRD and the FDIC.

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

Restrictions on Dividends and Other Distributions.

The Company’s ability to pay dividends depends in large part on the ability of the Bank to pay dividends to the Company. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to federal statutory and regulatory restrictions, which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2007, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,442,211, or 9.8% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2007, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was $134,532,574, or 19.8% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC has established several mechanisms to raise funds to protect deposits insured by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), both of which are administered by the FDIC. The Bank’s deposits are insured through the BIF, except for those deposits the Bank acquired from the Resolution Trust Corporation in April, 1994. This acquisition consisted of one branch of the former Security Federal Savings and Loan in Kosciusko, Mississippi, and these deposits remain insured through the SAIF.

Deposit insurance premiums for banks and savings associations were increased as a result of The Financial Institutions Reform, Recovery and Enforcement Act of 1989. Losses incurred by the FDIC in connection with the default or assistance of troubled federally insured financial institutions are required to be reimbursed by other federally insured financial institutions.

Other BHC Act Provisions.

The BHC Act requires a bank holding company to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by such bank holding company. The BHC Act provides that the FRB shall not approve any acquisition, merger or consolidation that would result in a monopoly or that would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking. The FRB also will not approve any other transactions in which the effect might be to substantially lessen competition or in any manner be a restraint on trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in the probable effect of the transaction in meeting the convenience and needs of the community to be served.

The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in or from acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this rule is for engaging in or acquiring shares of a company whose activities are found by the FRB to be so closely related to banking or managing banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency of resources that outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Community Reinvestment Act.

The CRA requires the assessment by the appropriate regulatory authority of a financial institution’s record in meeting the credit needs of the local community, including low and moderate-income neighborhoods. The regulations promulgated under CRA emphasize an assessment of actual performance in meeting local credit needs, rather than of the procedures followed by a bank to evaluate compliance with the CRA. CRA compliance is also a factor in evaluations of proposed mergers, acquisitions and applications to open new branches or facilities. Overall CRA compliance is rated across a four-point scale from “outstanding” to “substantial noncompliance.” Different evaluation methods are used depending on the asset size of the bank.

The FDIC examined the Bank on August 17, 2004 and again most recently on August 21, 2007, for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

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

Corporate Governance.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies, such as the Company, to adhere to several directives designed to prevent corporate misconduct. Additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer to accompany periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act

also accelerates insider reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

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

COMPETITION

The banking business is highly competitive. The Company’s market area consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties in Mississippi. The Company competes with other financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately fourteen different financial institutions in the Company’s market area competing for the same customer base. As of June 30, 2007, the Company’s market share in its market area was approximately 15.5%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

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

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2007, approximately 53% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The allowance for possible loan losses may be insufficient.

Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

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

We are subject to recent downturns and disruptions

In 2007 several downturns and disruptions occurred in markets which are important to our businesses, and similar or additional adverse events may occur in the future. Although those events did not create new types of risks, we believe it is useful to highlight some of the key impacts of those events on our business to illustrate how events beyond our control can adversely affect us.

Some of the significant recent downturns and disruptions relevant to mortgage and related businesses include:

•	residential housing values in the US have stagnated or fallen, and in some highly-populated markets values have fallen significantly;

•	the volume of residential housing transactions also has stagnated or fallen, and in some markets volume has fallen significantly;

•	investor demand for mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages disappeared almost entirely;

•

except for “conforming loans,” which are loan products conforming to standards of certain government sponsored entities, rates for some types of home mortgage products have risen sharply and some mortgage products, with new and more restrictive credit criteria, have become difficult for borrowers to obtain even at high interest rates, making it difficult or impossible for some borrowers to refinance an existing mortgage;

•	many mortgage borrowers in recent years have obtained adjustable-rate products, and it is possible that many will adjust to higher rates, and therefore higher payments, in the near future;

•	fear has been expressed by some public officials and others that mortgage-related defaults, foreclosures, and personal bankruptcies have risen and will rise significantly in the future;

•

the US Congress and other governmental bodies have considered, and in the future may enact or adopt, new laws and regulations intended to modify the terms of outstanding mortgage loans in a manner benefiting borrowers at the expense of lenders, restrict the ability of lenders to make new loans, and increase the regulatory burdens and legal risks on mortgage lenders and servicers; and

•

the Federal Reserve has acted recently to lower certain short-term interest rates, possibly to help ameliorate the impacts of the disruptions in housing and the mortgage industry, which has triggered reductions in the prime lending rates charged by most US banks.

Some of the significant actual and potential impacts of those events on one or more of our businesses include:

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry,

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that falling US prime rates in 2008 could compress our net interest margin; and

•

the possibility that, in 2008, adjustable rate HELOC loans that are tied to falling US prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The profitability of the Company depends significantly on economic conditions in the State of Mississippi.

Our success depends primarily on the general economic conditions of the State of Mississippi and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in East Central Mississippi. The local economic conditions in this area have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

The earnings of bank holding companies are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, which are all beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

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

We are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Act and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

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

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the

Company. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Potential acquisitions may disrupt our business and dilute shareholder value.

From time to time, we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

While we continually attempt to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Although no hurricanes made landfall in the coastal areas along the Gulf of Mexico in 2007, Hurricanes Katrina and Rita made landfall in 2005 and subsequently caused extensive flooding and destruction in those coastal areas. Although our operations were not disrupted by these hurricanes or their aftermath, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Additionally, general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger bank holding companies.

Our common stock is listed for trading on The NASDAQ Global Market, having transferred the listing of our common stock from the American Stock Exchange in November 2006. The average daily trading volume in our common stock is low, generally less than that of many of our competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

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

Provisions of our Articles of Incorporation, Bylaws, Shareholder Rights Plan, which are exhibits to this Annual Report on Form 10-K, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 21 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED
Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; Trust 24 Hour Teller

Eastside Branch	585 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Pearl River Branch	110 Choctaw Town Center Philadelphia, Mississippi (601) 656-4971	Deposits; 24 Hour Teller

Union Branch	Corner of Horne & Bank Union, Mississippi (601) 774-9231	Full Service

Carthage Main Office	219 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Madden Branch	Highway 488 Madden, Mississippi (601) 267-7366	Deposits

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	Corner of Main & Bell DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	1048 Johnston Street Scooba, Mississippi (662) 476-8431	Full Service

Meridian Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service 24 Hour Teller

Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 Starkville, MS 39759 (662) 323-4210	Full Service 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service 24 Hour Teller

Meridian Mid-Town	905 22nd Avenue Meridian, MS 39301 (601) 482-8858	Full Service 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service 24 Hour Teller

The Bank owns its main office and its branch offices, except for the Pearl River branch office and the Meridian Mid-Town Branches, which are leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. A renovation of the first floor of this building, including the main banking lobby was completed in August 2006. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, 2006 and 2005—Selected Financial Data” in the 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, 2006 and 2005” in the 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2007 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2007, relating to its 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business ethics in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 26, 2004 and is incorporated herein by reference. On September 26, 2006, the Company approved an expanded Code of Conduct that covers all directors, officers and employees. Copies of both the Code of Ethics and the Code of Conduct can be found on the Company’s website: http://www.citizensholdingcompany.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics and the Code of Conduct by posting information on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2008, relating to its 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2007, relating to its 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	292,950	$18.06	183,962	(2)

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	292,950	$18.06	183,962

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)

Includes 71,700 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. Also include 112,262 shares available for future issuance under the 1999 Employees’ Long-Term Incentive Plan (“LTIP”). Under the terms of the LTIP, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be awarded under the LTIP. No restricted stock has been awarded under the LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2008, relating to its 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2008, relating to its 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2005, 2006 and 2007, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements)
(ii)	Report of Independent Registered Public Accounting Firm (Internal Control)
(iii)	Management’s Assessment of Internal Control over Financial Reporting
(iv)	Consolidated Balance Sheets
(v)	Consolidated Statements of Income
(vi)	Consolidated Statements of Comprehensive Income
(vii)	Consolidated Statements of Changes in Shareholders’ Equity
(viii)	Consolidated Statements of Cash Flows
(ix)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

3(i)	Amended Articles of Incorporation of the Company	*
3(ii)	Amended and Restated Bylaws of the Company, as amended**
4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*
10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†
10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†
10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†
10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†
10(f)	Supplemental Executive Retirement Plan	****†
13	2007 Annual Report to Shareholders
14	Code of Ethics	*****
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25221) filed on March 15, 2007 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004 and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 7, 2008	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 7, 2008

/s/ David A. King David A. King	Director	March 7, 2008

/s/ Herbert A. King Herbert A. King	Director	March 7, 2008

/s/ Don L. Fulton Don L. Fulton	Director	March 7, 2008

/s/ David P. Webb David P. Webb	Director	March 7, 2008

/s/ A. T. Williams A.T. Williams	Director	March 7, 2008

/s/ Greg L. McKee Greg L. McKee	Director, President and Chief Executive Officer	March 7, 2008

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer and Controller	March 7, 2008

/s/ William M. Mars William M. Mars	Chairman of the Board	March 7, 2008

/s/ Adam Mars Adam Mars	Director	March 7, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
13	2007 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 13 – 2007 Annual Report to Shareholders