Form 10-Q
period 2008-03-31
CITIZENS HOLDING CO /MS/
filed 2008-05-12
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2008:

Title	Outstanding
Common Stock, $0.20 par value	4,871,352

CITIZENS HOLDING COMPANY

FIRST QUARTER 2008 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$25,193,280	$18,622,058
Interest bearing deposits with other banks	1,194,514	612,938
Federal funds sold	8,800,000	900,000
Investment securities available for sale, at fair value	242,686,204	244,720,367
Loans, net of allowance for loan losses of $3,894,468 in 2008 and $3,697,951 in 2007	383,631,919	368,025,286
Premises and equipment, net	14,635,646	14,288,797
Other real estate owned, net	2,436,184	2,046,584
Accrued interest receivable	5,752,810	5,210,201
Cash value of life insurance	17,905,590	17,693,476
Intangible assets, net	4,080,695	4,215,070
Other assets	3,153,661	4,568,854

TOTAL ASSETS	$709,470,503	$680,903,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$89,244,637	$78,224,936
Interest-bearing NOW and money market accounts	153,589,659	144,302,273
Savings deposits	31,930,743	29,763,885
Certificates of deposit	228,515,705	224,941,210

Total deposits	503,280,744	477,232,304

Federal Funds Purchased	—	4,200,000
Accrued interest payable	1,693,890	1,915,232
Federal Home Loan Bank advances	84,400,000	49,400,000
Sweep Account Liability	44,405,559	74,963,424
Deferred compensation payable	3,068,559	2,989,940
Other liabilities	1,780,959	2,011,299

Total liabilities	638,629,711	612,712,199

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,866,952 shares outstanding at March 31, 2008 and 4,863,242 shares at December 31, 2007	973,490	972,648
Additional paid-in capital	4,010,690	3,979,717
Retained earnings	64,386,359	63,671,589
Accumulated other comprehensive income (loss), net of taxes of ($874,648) in 2008 and $257,306 in 2007	1,470,253	(432,522)

Total stockholders’ equity	70,840,792	68,191,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,470,503	$680,903,631

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31,
	2008	2007
INTEREST INCOME
Loan income, including fees	$7,362,527	$7,145,106
Investment securities	2,226,197	1,891,056
Other interest	140,627	408,943

Total interest income	9,729,351	9,445,105

INTEREST EXPENSE
Deposits	3,036,762	3,001,659
Other borrowed funds	1,150,575	933,439

Total interest expense	4,187,337	3,935,098

NET INTEREST INCOME	5,542,014	5,510,007

PROVISION FOR LOAN LOSSES	97,617	76,748

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,444,397	5,433,259

OTHER INCOME
Service charges on deposit accounts	933,021	881,002
Other service charges and fees	269,894	137,253
Other income	801,429	620,616

Total other income	2,004,344	1,638,871

OTHER EXPENSES
Salaries and employee benefits	3,008,381	2,497,725
Occupancy expense	865,597	715,460
Other operating expense	1,485,216	1,331,248

Total other expenses	5,359,194	4,544,433

INCOME BEFORE PROVISION FOR INCOME TAXES	2,089,547	2,527,697

PROVISION FOR INCOME TAXES	450,001	637,749

NET INCOME	$1,639,546	$1,889,948

NET INCOME PER SHARE
-Basic	$0.34	$0.38

-Diluted	$0.33	$0.37

DIVIDENDS PAID PER SHARE	$0.19	$0.18

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
	2008	2007
Net income	$1,639,546	$1,889,948
Other comprehensive income (loss), net of tax

Unrealized holding gains (losses)	1,902,775	(176,495)

Reclassification adjustment for losses included in net income	—	2,237

Total other comprehensive income (loss)	1,902,775	(174,258)

Comprehensive income	$3,542,321	$1,715,690

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$2,114,838	$2,016,564

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	5,791,670	4,064,471
Proceeds from sales of securities available for sale	10,000,000	7,542,364
Purchases of investment securities available for sale	(38,456,171)	(14,781,472)
Net change is Shay Investments	(2,935,505)	2,088,981
Purchases of bank premises and equipment	(637,160)	(126,976)
Increase in interest bearing deposits with other banks	(581,576)	(3,895,548)
Net increase in federal funds sold	(7,900,000)	(22,300,000)
Proceeds from sale of other real estate acquired by foreclosure	400	385,168
Increase in ownership of subsidiary	—	(2,994,671)
Net (increase) decrease in loans	(16,780,753)	19,185,060

Net Cash Used by Investing Activities	(51,499,095)	(10,832,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,048,440	18,660,647
Proceeds from exercising stock options	31,815	—
Increase in FHLB advances	35,000,000	—
Decrease in federal funds purchased	(4,200,000)	(932,764)
Payment of dividends	(924,776)	(903,641)

Net Cash Provided by Financing Activities	55,955,479	16,824,242

Net Increase in Cash and Due from Banks	6,571,222	8,008,183
Cash and Due From Banks, beginning of period	18,622,058	15,449,434

Cash and Due from Banks, end of period	$25,193,280	$23,457,617

See notes to consolidated financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2008

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

For additional significant accounting policies of the Corporation, see Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2008, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $40,712,381 compared to an aggregate unused balance of $27,293,147 at December 31, 2007. There were $3,008,151 of letters of credit outstanding at March 31, 2008 and $437,918 at December 31, 2007. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the

Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

Note 3. Net Income per Share

Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted options using the treasury stock method. Earnings per share were computed as follows:

	For the three months ended March 31,
	2008	2007
Basic weighted average shares outstanding	4,865,769	5,010,939
Dilutive effect of granted options	37,431	54,393

Diluted weighted average shares outstanding	4,903,200	5,065,332

Net income	$1,638,546	$1,889,948
Net income per share-basic	$0.34	$0.38
Net income per share-diluted	$0.33	$0.37

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

Note 4. Stock Option Plan

At March 31, 2008, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-

based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

To determine the expected term of the options granted, the Corporation chose to use the “simplified” method for “plain vanilla” options as detailed in SAB 107 for those options granted prior to December 31, 2007. The Corporation determined that those options granted comply with the requirements under SAB 107 and used this method for estimating the expected term of the options granted until December 31, 2007. Beginning with options granted after this date, the Corporation will use the methods prescribed by SFAS 123R. Volatility is determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange (through November 15, 2006, the date of the transfer of the listing of the Corporation’s common stock to The NASDAQ Global Market) or The NASDAQ Global Market (since November 16, 2006) on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

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

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model. No options were granted to officers or directors during the first quarter of 2008.

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

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2007 was $84,090 and should be recognized as an expense of $14,015 per month over the six month requisite service period, beginning in April 2007. This was recorded as an expense to salary expense and a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $31,113, or $5,186 per month, over the six month requisite service period, beginning in April 2007.

The following table below is a summary of the stock option activity for the three months ended March 31, 2008.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	100,650	$16.76	192,300	$18.60
Granted	0	0.00	—	0.00
Exercised	(5,100)	9.42	—	0.00
Forfeited	0	0.00	(3,500)	21.03

Outstanding at March 31, 2008	95,550	$17.15	188,800	$18.55

The intrinsic value of options granted under the Directors’ Plan at March 31, 2008 was $367,086 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2008 was $480,762 for a total intrinsic value at March 31, 2008 of $847,848.

Note 5. Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Corporation adopted the provisions of FIN 48, on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of FIN 48. As of January 1, 2007, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase in the effective tax rate during 2008 relative to any tax positions taken prior to January 1, 2007. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated U. S. federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.

Note 6. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. The Corporation adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the financial position or results of operations of the Corporation. See Note 7, “Fair Value of Financial Instruments,” for further disclosures in regards to the Corporation’s adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), which requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation does not expect the adoption of SFAS No. 158 to have a material effect on the Corporation’s financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. SFAS No. 159 requires that assets and liabilities which are measured at fair value be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. The Corporation adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the financial position or results of operations of the Corporation.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted Statement 141R on January 1, 2008. The adoption of Statement 141R did not have an impact on the financial position or results of operations of the Corporation.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB No 51” (“Statement 160”).

Statement 160 establishes new accounting and reporting standards that require the ownership interests in the subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 also clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Corporation is currently in the process of evaluating the impact of adopting Statement 160 on its financial statements.

Note 7. Fair Value of Financial Instruments

FASB Statement 157, “Fair Value Measurements” (“SFAS No.157”) establishes a framework for measuring the fair value of assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Corporation estimates the fair values of financial assets and liabilities on a recurring basis using the following methods and assumptions:

Securities available for sale: Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments. Level 2 securities include debt securities including obligations of U. S. Government agencies and corporations, mortgage-backed securities, state, county and municipal bonds and preferred stock.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$242,686,204	$—	$242,686,204

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at March 31, 2008 was 44.37% and at December 31, 2007 was 48.50%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s chief source of liquidity is customer deposits, which were $503,280,744 at March 31, 2008 and $477,232,304 at December 31, 2007. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $242,686,204 invested in investment securities at March 31, 2008 and $244,720,367 at December 31, 2007. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $17,500,000 at March 31, 2008 and at December 31, 2007. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2008, the Corporation had unused and available $42,001,658 of its line of credit with the FHLB and at December 31, 2007, the Corporation had unused and available $72,441,868 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2007 to March 31, 2008 resulted from the Corporation securing advances as an alternative to higher cost deposits.

At March 31, 2008, the Corporation had $8,800,000 in federal funds sold compared to $900,000 at December 31, 2007. The Corporation invests its excess liquidity in federal funds sold on a daily basis. The amount of increase in federal funds sold from December 31, 2007 to March 31, 2008 was the excess of the increase in deposits that were not utilized to fund loans or invested in investment securities.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $70,840,792 at March 31, 2008 as compared to $68,191,432 at December 31, 2007. The main reason for the increase in equity capital was net earnings in excess of dividends paid and an increase is the FASB 115 adjustment due to an increase in the market value of the Corporation’s investment portfolio.

Certain employees and directors exercised stock options for 3,200 shares of stock in 2007. These option exercises brought the number of shares outstanding to 4,863,242 at December 31, 2007. In the first three months of 2008, two directors exercised stock options for 4,210 shares of stock. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the ending date of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66. This reduced the number of shares outstanding at March 31, 2008 to 4,866,952. Cash dividends in the amount of $924,776, or $0.19 per share, have been paid in 2008 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2008 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital	$69,184,312	16.29%	$33,985,498	>8.00%	$42,481,872	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	65,289,844	15.37%	16,992,749	>4.00%	25,489,123	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	65,289,844	9.34%	27,969,291	>4.00%	34,961,613	>5.00%
( to Average Assets)

The Corporation is currently in the process of constructing a new $1.4 million branch facility in Carthage, Mississippi with an estimated completion date in August 2008. All expenditures in connection with the completion of the construction of this branch are expected to be reflected in the second and third quarter financial statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the three months ended March 31,
	2008	2007
Interest Income, including fees	$9,729,351	$9,445,105
Interest Expense	4,187,337	3,935,098

Net Interest Income	5,542,014	5,510,007
Provision for Loan Losses	97,617	76,748

Net Interest Income after
Provision for Loan Losses	5,444,397	5,433,259
Other Income	2,004,344	1,638,871
Other Expense	5,359,194	4,544,433

Income before Provision For
Income Taxes	2,089,547	2,527,697
Provision for Income Taxes	450,001	637,749

Net Income	$1,639,546	$1,889,948

Net Income Per share - Basic	$0.34	$0.38

Net Income Per Share-Diluted	$0.33	$0.37

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 9.43% for the three months ended March 31, 2008 and 10.98% for the corresponding period in 2007. The decrease in ROE was caused by the decrease in net income for the first three months of 2008 while the average equity increased.

The book value per share increased to $14.56 at March 31, 2008 compared to $14.02 at December 31, 2007. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in the FASB 115 adjustment. Average assets for the three months ended March 31, 2008 were $703,312,959 compared to $639,304,724 for the year ended December 31, 2007.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.24% for the first quarter of 2008 compared to 4.38% for the corresponding period of 2007. The decrease in net interest margin from 2007 to 2008 is the result of slower growth in yields on earnings assets compared to the growth in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $638,293,130 for the three months ended March 31, 2008. This represents an increase of $66,099,948, or 11.6%, over average earning assets of $572,193,182 for the three month period ended March 31, 2007. The increase in earning assets is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $412,162,024 for the three months ended March 31, 2008. This represents an increase of $9,047,107, or 2.2%, over the average of interest bearing deposits of $403,114,917 for the three month period ended March 31, 2007. The increase was due to increases in both interest bearing deposits and certificates of deposit. Other borrowed funds averaged $135,912,973 for the three months ended March 31, 2008. This represents an increase of $55,755,979, or 69.6%, over the other borrowed funds of $80,156,994 for the three month period ended March 31, 2007. The increase in other borrowed funds was due to a $32,027,906 increase in the Sweep Account Liability and an increase in the Federal Home Loan Bank advances of $23,076,923 for the three month period ended March 31, 2008 when compared to the three month period ended March 31, 2007.

Net interest income was $5,542,014 and $5,510,007 for the three month periods ended March 31, 2008 and 2007, respectively, due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended March 31, 2008, the rates paid on deposits and borrowed funds rose faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2007. The yield on all interest bearing assets decreased 26 basis points to 6.84% in the first quarter of 2008 from 7.10% for the same period in 2007. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2008 decreased 17 basis points to 3.08% from 3.25% in the same period of 2007. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	2008	2007
Interest and Fees	$7,362,527	$7,145,106
Average Loans	379,994,171	362,260,791
Annualized Yield	7.75%	7.89%

The decrease in interest rates in the three month period ended March 31, 2008 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which the Corporation’s management determines require further monitoring and supervision are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation’s Board of Directors.

The Corporation charges off that portion of any loan that management has determined to be a loss. A loan is generally considered by management to represent a loss in whole or in part when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan which is declared a loss is charged against the Corporation’s allowance for loan losses.

The Corporation’s allowance for loan losses is designed to provide for loan losses, which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management of the Corporation determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. Because these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2008	Year to Date December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$388,004,857	$372,493,878	$15,510,979	4.16%
Allowance for Loan Losses	3,894,468	3,967,951	(73,483)	-1.85%
Nonaccrual Loans	1,824,739	1,441,251	383,488	26.61%
Ratios:
Allowance for loan losses to gross loans	1.00%	1.07%
Net loans charged off to allowance for loan losses	4.39%	13.32%

The provision for loan losses for the three months ended March 31, 2008 was $97,617, an increase of $20,869 over the $76,748 provision for the same period in 2007. The provision in the three month period ended March 31, 2008 reflects an increase in the amount of loans outstanding and the need to replenish the allowance for loans charged-off in the first quarter of 2008.

For the three months ended March 31, 2008, net loan losses charged to the allowance for loan losses totaled $171,100, an increase of $75,534 over the $95,566 charged off in the same period in 2007.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first quarter of 2008 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets.

Non-interest income for the three months ended March 31, 2008 was $2,004,344, an increase of $365,473, or 22.3%, over the same period in 2007. Service charges on deposit accounts increased $52,019, or 5.9%, to $933,021 in the three months ended March 31, 2008 compared to $881,002 for the same period in 2007. Other service charges and fees increased $132,641, or 96.6%, in the three months ended March 31, 2008 compared to the same period in 2007. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended March 31,
Other Income	2008	2007
BOLI Insurance	$181,005	$142,432
Mortgage Loan Origination Income	37,799	70,133
Shay Investments Income	369,713	229,325
Other Income	212,912	180,963

Total Other Income	$801,429	$622,853

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month periods ended March 31, 2008 and 2007 were $5,359,194 and $4,544,433, respectively, an increase of $814,761, or 17.9%, from 2007 to 2008. Salaries and benefits increased to $3,008,381 for the three months ended March 31, 2008 from $2,497,725 for the same period in 2007. This represents an increase of $510,656, or 20.4%. This increase was the result of an increase in the number of officers of the Corporation to staff the four new branches added since the first half of 2007. Occupancy expense increased $150,137, or 21.0%, to $865,597 in the three months ended March 31, 2008 when compared to the same period of 2007. This also reflects the increase is expenses due to the adding of four new branches.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended March 31,
Other Operating Expense	2008	2007
Intangible Amortization	$134,376	$134,376
Advertising	196,585	116,745
Office Supplies	168,845	126,897
Legal and Audit Fees	90,504	77,865
Telephone expense	113,155	98,924
Postage and Freight	86,719	71,260
Loan Collection Expense	39,708	70,864
Other Losses	30,259	113,385
Other expenses	625,065	520,932

Total Other Expense	$1,485,216	$1,331,248

The Corporation’s efficiency ratio for the three months ended March 31, 2008 was 68.55% compared to the 61.27% for the same period in 2007. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2008	December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Cash Equivalents	$25,193,280	$18,622,058	$6,571,222	35.29%
Investment Securities	242,686,204	244,720,367	(2,034,163)	-0.83%
Loans, net	383,631,919	368,025,286	15,606,633	4.24%
Total Assets	709,470,503	680,903,631	28,566,872	4.20%

Total Deposits	503,280,744	477,232,304	26,048,440	5.46%

Total Stockholders’ Equity	70,840,792	68,191,432	2,649,360	3.89%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2008 was $25,193,280, an increase of $6,571,222 from the balance of $18,622,058 at December 31, 2007 due to larger than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the three month period ended March 31, 2008, premises and equipment increased $346,849, or 2.4%, to $14,635,646, when compared to $14,288,797 at December 31, 2007. The increase was due to the addition of new branches. The Bank is currently in the process of constructing a new full service branch in Carthage, Mississippi. This building is scheduled to be completed in August 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2008 decreased $2,034,163, or 0.8%, to $242,686,204 from the balance at December 31, 2007.

LOANS

The loan balance increased by $15,606,633 during the three month period ended March 31, 2008 to $383,631,919 from $368,025,286 at December 31, 2007. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	Quarter Ended March 31, 2008	Year to Date December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$89,244,637	$78,224,936	$11,019,701	14.09%
Interest-bearing Deposits	153,589,659	144,302,273	9,287,386	6.44%
Savings	31,930,743	29,763,885	2,166,858	7.28%
Certificates of Deposit	228,515,705	224,941,210	3,574,495	1.59%

Total Deposits	$503,280,744	$477,232,304	$26,048,440	5.46%

All classifications of deposits increased during the three months ended March 31, 2008. The Corporation increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 2008, the Corporation had $3.894 million of available reserves to cover such losses. The models and approaches the Corporation use to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

Financing, Funding and Liquidity Risks

One of the most important aspects of management’s efforts to sustain long-term profitability for the Corporation is the management of interest rate risk. Management’s goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity.

The Corporation’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Corporation can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Corporation’s decisions on pricing its assets and liabilities which impacts net interest income, an important cash flow stream for the Corporation. As a result, a substantial part of the Corporation’s risk-management activities are devoted to managing interest-rate risk. There is also focus on managing the risks associated with the volatility of fair value in both mortgage loan servicing rights and mortgage banking assets. Currently, the Corporation does not have any significant risks related to foreign exchange, commodities or equity risk exposures.

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

Regulatory and Legal Risks

We operate in a heavily regulated industry and therefore are subject to many banking, deposit, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts the Corporation’s business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses, and earnings.

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

The Corporation carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures are effective to allow them to make timely decisions regarding the disclosure of information required to be included in its periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended March 31, 2008:

Period	( a ) Total Number of Shares Purchased(1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to January 31	400	$20.42	—
February 1 to February 29	100	20.00	160,686
March 1 to March 31	—	—	—

Total	500	$20.34	160,686	89,314

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.

(2)

On February 27, 2007, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan remained in effect until February 29, 2008. As of February 29, 2008, 160,686 shares of the Corporation’s common stock had been purchased and 89,314 shares under the plan were not purchased. All share purchases during 2007 and 2008 were made pursuant to open market transactions.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: May 7, 2008		DATE: May 7, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.