Form 10-Q
period 2008-06-30
CITIZENS HOLDING CO /MS/
filed 2008-08-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2008:

Title	Outstanding
Common Stock, $0.20 par value	4,856,446

CITIZENS HOLDING COMPANY

SECOND QUARTER 2008 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$27,305,103	$18,622,058
Interest bearing deposits with other banks	8,358,640	612,938
Federal funds sold	5,200,000	900,000
Investment securities available for sale, at fair value	211,116,455	244,720,367
Loans, net of allowance for loan losses of $4,240,266 in 2008 and $3,967,951 in 2007	390,931,753	368,025,286
Premises and equipment, net	14,783,550	14,288,797
Other real estate owned, net	2,591,184	2,046,584
Accrued interest receivable	5,495,570	5,210,201
Cash value of life insurance	17,585,252	17,693,476
Intangible assets, net	3,946,319	4,215,070
Other assets	5,695,603	4,568,854

TOTAL ASSETS	$693,009,429	$680,903,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$84,980,935	$78,224,936
Interest-bearing NOW and money market accounts	157,336,256	144,302,273
Savings deposits	32,514,740	29,763,885
Certificates of deposit	213,379,419	224,941,210

Total deposits	488,211,350	477,232,304

Federal Funds Purchased	—	4,200,000
Accrued interest payable	1,220,081	1,915,232
Federal Home Loan Bank advances	94,400,000	49,400,000
Sweep Account Liability	35,778,952	74,963,424
Deferred compensation payable	3,108,301	2,989,940
Other liabilities	1,912,930	2,011,299

Total liabilities	624,631,614	612,712,199

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,857,996 shares outstanding at June 30, 2008 and 4,863,242 shares outstanding at December 31, 2007	970,994	972,648
Additional paid-in capital	3,762,651	3,979,717
Retained earnings	65,938,859	63,671,589
Accumulated other comprehensive loss, net of taxes of $1,365,102 in 2008 and $257,306 in 2007	(2,294,689)	(432,522)

Total stockholders’ equity	68,377,815	68,191,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,009,429	$680,903,631

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loan income, including fees	$7,154,282	$7,194,309	$14,516,809	$14,339,415
Investment securities	2,542,458	1,889,609	4,768,655	3,780,665
Other interest	18,057	476,159	158,684	885,102

Total interest income	9,714,797	9,560,077	19,444,148	19,005,182

INTEREST EXPENSE
Deposits	2,329,153	3,263,567	5,365,915	6,265,226
Other borrowed funds	907,911	915,798	2,058,486	1,849,237

Total interest expense	3,237,064	4,179,365	7,424,401	8,114,463

NET INTEREST INCOME	6,477,733	5,380,712	12,019,747	10,890,719
PROVISION FOR LOAN LOSSES	559,192	80,299	656,809	157,047

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,918,541	5,300,413	11,362,938	10,733,672

OTHER INCOME
Service charges on deposit accounts	1,021,771	981,575	1,954,792	1,862,577
Other service charges and fees	293,644	127,371	563,538	264,624
Other income	1,208,984	799,161	2,010,413	1,419,777

Total other income	2,524,399	1,908,107	4,528,743	3,546,978

OTHER EXPENSES
Salaries and employee benefits	2,946,446	2,623,756	5,954,827	5,121,481
Occupancy expense	926,555	754,409	1,792,152	1,469,869
Other operating expense	1,587,975	1,338,170	3,073,191	2,669,418

Total other expenses	5,460,976	4,716,335	10,820,170	9,260,768

INCOME BEFORE PROVISION FOR INCOME TAXES	2,981,964	2,492,185	5,071,511	5,019,882
PROVISION FOR INCOME TAXES	506,388	632,086	956,389	1,269,835

NET INCOME	$2,475,576	$1,860,099	$4,115,122	$3,750,047

NET INCOME PER SHARE
-Basic	$0.51	$0.38	$0.85	$0.76

-Diluted	$0.51	$0.37	$0.84	$0.75

DIVIDENDS PAID PER SHARE	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,475,576	$1,860,099	$4,115,122	$3,750,047
Other comprehensive income (loss), net of tax

Unrealized holding gains (losses)	(3,764,942)	(2,469,391)	(1,862,167)	(2,645,886)

Reclassification adjustment for losses included in net income	—	—	—	2,237

Total other comprehensive loss	(3,764,942)	(2,469,391)	(1,862,167)	(2,643,649)

Comprehensive income (loss)	$(1,289,366)	$(609,292)	$2,252,955	$1,106,398

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$5,019,527	$4,823,083

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	9,988,340	8,348,748
Proceeds from sales of securities AFS	20,043,585	7,542,364
Purchases of investment securities available for sale	(68,699,457)	(32,993,502)
Net change in Shay Investments	69,044,931	(213,231)
Net change in sweep accounts	(39,184,472)	—
Purchases of bank premises and equipment	(1,088,305)	(885,823)
Increase in interest bearing deposits with other banks	(7,745,702)	(138,819)
Net (increase) decrease in federal funds sold	(4,300,000)	6,800,000
Proceeds from sale of other real estate acquired by foreclosure	130,400	963,586
Increase in ownership of subsidiary	—	(2,994,671)
Net (increase) decrease in loans	(24,238,276)	19,025,372

Net Cash (Used) Provided by Investing Activities	(46,048,956)	5,454,024

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,979,046	7,759,950
Proceeds from exercising stock options	124,741	—
Increase (Decrease) in FHLB advances	45,000,000	(10,000,000)
Repurchase of Stock	(343,461)	(3,201,375)
Decrease in federal funds purchased	(4,200,000)	—
Payment of dividends	(1,847,852)	(1,807,282)

Net Cash Provided (Used) by Financing Activities	49,712,474	(7,248,707)

Net Increase in Cash and Due from Banks	8,683,045	3,028,400
Cash and Due From Banks, beginning of period	18,622,058	15,449,434

Cash and Due from Banks, end of period	$27,305,103	$18,477,834

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2008

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2008, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $44,831,173 compared to an aggregate unused balance of $27,293,147 at December 31, 2007. There were $3,011,477 of letters of credit outstanding at June 30, 2008 and $437,918 at December 31, 2007. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	4,864,980	4,912,748	4,865,375	4,961,572
Dilutive effect of granted options	34,899	54,796	36,192	54,598

Diluted weighted average shares outstanding	4,899,879	4,967,544	4,901,567	5,016,170

Net income	$2,475,576	$1,860,099	$4,115,122	$3,750,047
Net income per share-basic	$0.51	$0.38	$0.85	$0.76
Net income per share-diluted	$0.51	$0.37	$0.84	$0.75

Note 4. Stock Option Plan

At June 30, 2008, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

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

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2007.

Assumption	2007
Dividend Yield	3.30%
Risk-Free Interest Rate	4.76%
Expected Life	5.25 years
Expected Volatility	34.88%
Calculated Value per Option	$6.23
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2007 was $84,090 and should be recognized as an expense of $14,015 per month over the six month requisite service period, beginning in April 2007. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $31,113, or $5,186 per month, over the six month requisite service period, beginning in April 2007.

On April 23, 2008, the members of the Board of Directors were granted a total of 13,500 options as specified in the 1999 Directors’ Stock Compensation Plan and 1,500 options were granted to an officer under the 1999 Employees’ Stock Incentive Plan. These options were granted at an exercise price of $18.00 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 24, 2008 and must be exercised no later than April 23, 2018.

The following assumptions were used in estimating the fair value of the options granted to the directors and the officer in the second quarter of 2008.

Assumption	Officer	Directors
Dividend Yield	4.10%	4.10%
Risk-Free Interest Rate	3.15%	3.15%
Expected Life	8.46 years	6.75 years
Expected Volatility	44.82%	44.82%
Calculated Value per Option	$5.76	$5.92
Forfeitures	0.00%	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2008 was $79,952 and should be recognized as an expense of $13,325 per month over the six month requisite service period, beginning in April 2008. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $29,582, or $4,930 per month, over the six month requisite service period, beginning in April 2008.

Using the assumptions in the previous table, it was also determined that the cost of options granted to the officer was $8,462 and should be recognized as an expense of $1,440 over the six month requisite service period, beginning in April 2008. This was recorded as salary expense with a credit to paid-in capital. No deferred taxes were recorded on this option grant.

The following table below is a summary of the stock option activity for the six months ended June 30, 2008.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	100,650	$16.76	192,300	$18.60
Granted	13,500	18.00	1,500	18.00
Exercised	(16,800)	11.22	(2,750)	13.42
Expired	(3,000)	22.98	(6,500)	21.53

Outstanding at June 30, 2008	94,350	$17.73	184,550	$18.55

The intrinsic value of options granted under the Directors’ Plan at June 30, 2008 was $274,082 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2008 was $426,087 for a total intrinsic value at June 30, 2008 of $700,168.

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

Note 6. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. The Corporation adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the financial position or results of operations of the Corporation. See Note 7, “Fair Value of Financial Instruments,” for further disclosures in regards to the Corporation’s adoption of SFAS No. 157.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. SFAS No. 159 requires that assets and liabilities which are measured at fair value be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. The Corporation adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the financial position or results of operations of the Corporation.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R is not expected to have a material impact on the financial position or results of operations of the Corporation.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Corporation does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$—	$211,116,455	$—	$211,116,455

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at June 30, 2008 was 35.13% and at December 31, 2007 was 48.50%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $488,211,350 at June 30, 2008 and $477,232,304 at December 31, 2007. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $211,116,455 invested in investment securities at June 30, 2008 and $244,720,367 at December 31, 2007. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $40,500,000 at June 30, 2008 and $17,500,000 at December 31, 2007. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2008, the Corporation had unused and available $39,897,108 of its line of credit with the FHLB and at December 31, 2007, the Corporation had unused and available $72,441,868 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2007 to June 30, 2008 resulted from the Corporation securing advances as an alternative to higher cost deposits.

At June 30, 2008, the Corporation had $5,200,000 in federal funds sold compared to $900,000 at December 31, 2007. The Corporation invests its excess liquidity in federal funds sold on a daily basis. The amount of increase in federal funds sold from December 31, 2007 to June 30, 2008 was the excess of the increase in deposits that were not utilized to fund loans or invested in investment securities.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $68,377,815 at June 30, 2008 as compared to $68,191,432 at December 31, 2007. The main reason for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was negatively impacted by the FASB 115 adjustment due to a decrease in the market value of the Corporation’s investment portfolio. This market value decrease was due to general market conditions, specifically the increase in short term interest rates which caused a decrease in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 3,200 shares of stock in 2007. These option exercises brought the number of shares outstanding to 4,863,242 at December 31, 2007. In the first six months of 2008, four directors exercised stock options for 16,800 shares of stock. Commencing March 1,

2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66. This reduced the number of shares outstanding at June 30, 2008 to 4,857,996. Cash dividends in the amount of $1,847,852, or $0.19 per share, have been paid in 2008 as of the end of the second quarter.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of the Company’s common stock on the open market. The Plan is effective as of May 1, 2008 and will terminate no later than April 30, 2009. At June 30, 2008, the Corporation had purchased 16,384 shares at an average price of $20.34. This reduced the number of shares outstanding at June 30, 2008 to 4,857,996.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2008 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital	$70,966,451	16.54%	$34,333,148	>8.00%	$42,916,434	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	$66,726,185	15.55%	$17,166,574	>4.00%	$25,749,861	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	$66,726,185	9.65%	$27,648,959	>4.00%	$34,561,698	>5.00%
( to Average Assets)

The Corporation is currently in the process of constructing a new $1.4 million branch facility in Carthage, Mississippi with an estimated completion date in August 2008.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income, including fees	$9,714,797	$9,560,077	$19,444,148	$19,005,182
Interest Expense	3,237,064	4,179,365	7,424,401	8,114,463

Net Interest Income	6,477,733	5,380,712	12,019,747	10,890,719
Provision for Loan Losses	559,192	80,299	656,809	157,047

Net Interest Income after
Provision for Loan Losses	5,918,541	5,300,413	11,362,938	10,733,672
Other Income	2,524,399	1,908,107	4,528,743	3,546,978
Other Expense	5,460,976	4,716,335	10,820,170	9,260,768

Income before Provision For
Income Taxes	2,981,964	2,492,185	5,071,511	5,019,882
Provision for Income Taxes	506,388	632,086	956,389	1,269,835

Net Income	$2,475,576	$1,860,099	$4,115,122	$3,750,047

Net Income Per share - Basic	$0.51	$0.38	$0.85	$0.76

Net Income Per Share-Diluted	$0.51	$0.37	$0.84	$0.75

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 14.00% for the three months ended June 30, 2008 and 11.04% for the corresponding period in 2007. The increase in ROE was caused by the increase in net income for the first six months of 2008 while the average equity increased. For the six months ended June 30, 2008, ROE was 11.74% compared to 11.01% for the six months ended June 30, 2007.

The book value per share increased to $14.08 at June 30, 2008 compared to $14.02 at December 31, 2007. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in the FASB 115 adjustment. Average assets for the six months ended June 30, 2008 were $699,241,623 compared to $639,304,724 for the year ended December 31, 2007.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.52% for the second quarter of 2008 compared to 4.26% for the corresponding period of 2007. For the six months ended June 30, 2008 annualized net interest margin was 4.40% as compared to 4.33% for the six months ended June 30, 2007. The increase in net interest margin from 2007 to 2008 is the result of slower decrease in yields on earnings assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $629,084,566 for the three months ended June 30, 2008. This represents an increase of $55,482,076, or 9.67%, over average earning assets of $573,602,490 for the three month period ended June 30, 2007. Earnings assets averaged

$633,688,763 for the six months ended June 30, 2008. This represents an increase of $60,787,034, or 10.61% over average earning assets of $572,901,729 for the six months ended June 30, 2007. The increase in earning assets for the three and six months ended June 30, 2008 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $403,611,527 for the three months ended June 30, 2008. This represents a decrease of $3,670,796, or 0.9%, over the average of interest bearing deposits of $407,282,323 for the three month period ended June 30, 2007. This was due to a decrease in certificates of deposit outstanding. Other borrowed funds averaged $132,230,165 for the three months ended June 30, 2008. This represents an increase of $52,302,081, or 65.44%, over the other borrowed funds of $79,928,084 for the three month period ended June 30, 2007. Interest bearing deposits averaged $407,886,775 for the six months ended June 30, 2008. This represents an increase of $2,676,643, or 0.66%, over the average of interest bearing deposits of $405,210,132 for the six month period ended June 30, 2007. The net increase was due to an increase in interest bearing deposits offset by a decrease in both savings accounts and certificates of deposit. Other borrowed funds averaged $134,071,568 for the six months ended June 30, 2008. This represents an increase of $54,532,424, or 68.56%, over the other borrowed funds of $79,539,144 for the six month period ended June 30, 2007. The increase in other borrowed funds was due to a $14,824,637 increase in the Sweep Account Liability, a $9,673,032 increase in the Commercial Repo Liability, a $4,515,736 increase in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $25,759,714 for the six month period ended June 30, 2008 when compared to the six month period ended June 30, 2007.

Net interest income was $6,477,733 for the three month period ended June 30, 2008, an increase of $1,097,021 from the $5,380,712 for the three month period ended June 30, 2007, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended June 30, 2008, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2007. The yield on all interest bearing assets decreased 56 basis points to 6.54% in the second quarter of 2008 from 7.10% for the same period in 2007. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2008 decreased 91 basis points to 2.48% from 3.39% in the same period of 2007. Net interest income was $12,019,747 for the six months ended June 30, 2008, an increase of $1,129,028 from the $10,890,719 for the six month period ended June 30, 2007, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the six month period ended June 30, 2008, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2007. The yield on all interest bearing assets decreased 39 basis points to 6.71% in the first six months of 2008 from 7.10% for the same period in 2007. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2008 decreased 54 basis points to 2.78% from 3.32% in the same period of 2007. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest and Fees	$7,154,282	$7,194,309	$14,516,809	$14,339,415
Average Loans	391,579,553	354,782,390	385,786,862	358,500,932
Annualized Yield	7.31%	8.11%	7.53%	8.00%

The decrease in interest rates in the three and six month period ended June 30, 2008 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation’s allowance for loan losses is designed to provide for loan losses, which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management of the Corporation determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2008	Year to Date December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$395,590,774	$372,493,878	$23,096,896	6.20%
Allowance for Loan Losses	4,240,266	3,967,951	272,315	6.86%
Nonaccrual Loans	2,707,214	1,441,251	1,265,963	87.84%
Ratios:
Allowance for loan losses to gross loans	1.07%	1.07%
Net loans charged off to allowance for loan losses	4.04%	13.32%

The provision for loan losses for the three months ended June 30, 2008 was $559,192, an increase of $478,893 over the $80,299 provision for the same period in 2007. The provision for loan losses was $656,809 for the six months ended June 30, 2008 compared to a provision of $157,047 for the six months ended June 30, 2007. The provision in the three month period ended June 30, 2008 reflects an increase in the amount of loans outstanding and the need to replenish the allowance for loans charged-off in the second quarter of 2008.

For the three months ended June 30, 2008, net loan losses charged to the allowance for loan losses totaled $213,394, an increase of $131,419 over the $81,975 charged off in the same period in 2007. For the six months ended June 30, 2008, net loan losses charged to the allowance for loan losses totaled $384,494, an increase of $206,953 over the $177,541 charged off in the same period in 2007.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2008 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2008 was $2,524,399, an increase of $616,292, or 32.30%, over the same period in 2007. Service charges on deposit accounts increased $40,196, or 4.10%, to $1,021,771 in the three months ended June 30, 2008 compared to $981,575 for the same period in 2007. Other service charges and fees increased $166,273, or 130.54%, in the three months ended June 30, 2008 compared to the same period in 2007. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the six months ended June 30, 2008 was $4,528,743, an increase of $981,765, or 27.68%, over the same period in 2007. Service charges on deposit accounts increased $92,215, or 4.95%, to $1,954,792 in the six months ended June 30, 2008 compared to $1,862,577 for the same period in 2007. Other service charges and fees increased $298,914, or 112.96%, in the six months ended June 30, 2008 compared to the same period in 2007. The difference in fee income was the result of an increase in volume and not a direct result of fee changes.

During the second quarter of 2008, the Bank received proceeds from bank owned life insurance that insured the life of one of its officers. These net proceeds resulted in an additional $772,771 in other income for the quarter and year to date.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended June 30,		Six months ended June 30,
Other Income	2008	2007	2008	2007
BOLI Insurance	$177,748	$145,745	$358,753	$288,177
Mortgage Loan Origination Income	89,253	93,672	127,052	163,805
Shay Investments Income	71,875	259,448	441,588	488,773
Other Income	870,108	300,296	1,083,020	479,022

Total Other Income	$1,208,984	$799,161	$2,010,413	$1,419,777

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended June 30, 2008 and 2007 were $5,460,976 and $4,716,335, respectively, an increase of $744,641, or 15.79%, from 2007 to 2008. Salaries and benefits increased to $2,946,446 for the three months ended June 30, 2008 from $2,623,756 for the same period in 2007. This represents an increase of $322,690, or 12.30%. This increase was the result of an increase in the number of officers of the Corporation to staff the four new branches added since the first half of 2007. Occupancy expense increased $172,146, or 22.82%, to $926,555 in the three months ended June 30, 2008 when compared to the same period of 2007. This also reflects the increase is expenses due to the adding of four new branches.

Total non-interest expenses for the six month period ended June 30, 2008 and 2007 were $10,820,170 and $9,260,768, respectively, an increase of $1,559,402, or 16.84%, from 2007 to 2008. Salaries and benefits increased to $5,954,827 for the six months ended June 30, 2008 from $5,121,481 for the same period in 2007. This represents an increase of $833,346, or 16.27%. This increase was the result of an increase in the number of officers of the Corporation to staff the four new branches added since the first half of 2007. Occupancy expense increased $322,283, or 21.93%, to $1,792,152 in the six months ended June 30, 2008 when compared to the same period of 2007. This also reflects the increase is expenses due to the adding of four new branches.

During the second quarter of 2008, benefits were paid out to the beneficiary of an officer of the bank under the Bank’s Supplemental Executive Retirement Plan in the amount of $259,945. This amount is reflected in the increase of the three and six months’ other non-interest expense.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
Other Operating Expense	2008	2007	2008	2007
Intangible Amortization	$134,375	$134,375	$268,751	$268,751
Advertising	179,523	138,577	376,108	255,322
Office Supplies	147,177	121,317	316,022	248,214
Legal and Audit Fees	101,010	126,670	191,514	204,535
Telephone expense	102,763	101,192	215,918	200,116
Postage and Freight	85,591	53,116	172,310	124,376
Loan Collection Expense	18,960	40,717	58,668	111,581
Other Losses	49,554	106,772	79,813	220,157
Other expenses	769,022	515,434	1,394,087	1,036,366

Total Other Expense	$1,587,975	$1,338,170	$3,073,191	$2,669,418

The Corporation’s efficiency ratio for the three months ended June 30, 2008 was 58.87% compared to the 60.29% for the same period in 2007. For the six months ended June 30, 2008 and 2007, the Corporation’s efficiency ratio was 63.29% and 62.97%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2008	December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$27,305,103	$18,622,058	$8,683,045	46.63%
Investment Securities	211,116,455	244,720,367	(33,603,912)	-13.73%
Loans, net	390,931,753	368,025,286	22,906,467	6.22%
Total Assets	693,009,429	680,903,631	12,105,798	1.78%

Total Deposits	488,211,350	477,232,304	10,979,046	2.30%

Total Stockholders’ Equity	68,377,815	68,191,432	186,383	0.27%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2008 was $27,305,103, an increase of $8,683,045 from the balance of $18,622,058 at December 31, 2007 due to larger than normal cash letters on the last day of the quarter that had not been fully collected.

PREMISES AND EQUIPMENT

During the six month period ended June 30, 2008, premises and equipment increased $494,753, or 3.46%, to $14,783,550, when compared to $14,288,797 at December 31, 2007. The increase was due to the addition of new branches. The Bank is currently in the process of constructing a new full service branch in Carthage, Mississippi. This building is scheduled to be completed in August 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2008 decreased $33,603,912, or 13.73%, to $211,116,455 from the balance at December 31, 2007. This decline is primarily due to the discontinuance of the sweep investments provided by Shay Financial Service which was replaced by instituting a security repurchase agreement program with select large commercial customers.

LOANS

The loan balance increased by $22,906,467 during the six month period ended June 30, 2008 to $390,931,753 from $368,025,286 at December 31, 2007. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2008	December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$84,980,935	$78,224,936	$6,755,999	8.64%
Interest-bearing Deposits	157,336,256	144,302,273	13,033,983	9.03%
Savings	32,514,740	29,763,885	2,750,855	9.24%
Certificates of Deposit	213,379,419	224,941,210	(11,561,791)	-5.14%

Total Deposits	$488,211,350	$477,232,304	$10,979,046	2.30%

All classifications of deposits, with the exception of certificates of deposit, increased during the six months ended June 30, 2008. The Corporation increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 2008, the Corporation had $4.24 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4.	CONTROLS AND PROCEDURES

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended June 30, 2008:

Period	( a ) Total Number of Shares Purchased(1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	—	—	—	—
May 1 to May 30	16,084	20.36	16,084	—
June 1 to June 30	300	19.41	300	233,616

Total	16,384	$20.34	16,384	233,616

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.

(2)

On April 30, 2008, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2008 and will terminate no later than April 30, 2009. As of June 30, 2008, 16,384 shares of the Corporation’s common stock had been purchased and 233,616 shares under the plan were not purchased. All share purchases during 2007 and 2008 were made pursuant to open market transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Meeting of Shareholders on April 22, 2008. There were 4,006,345 shares, or 82.31%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting. The Corporation solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management’s solicitations.

The shareholders considered and voted upon three proposals at the Annual Meeting. The first proposal was to set the number of directors to serve on the Board of Directors at ten members. The shareholders of the Corporation adopted this proposal by a vote of 3,994,300 shares for the proposal and 11,432 shares against the proposal, with 613 abstentions.

The second proposal concerned the election of three Class III directors to a three-year term expiring in 2011. The votes for each nominee were:

	Shares Voted For	Shares Withheld
Craig Dungan	3,998,061	8,284
Daniel Adam Mars	3,977,864	28,481
David P. Webb	4,001,286	5,059
A. T. Williams	4,003,368	2,977

Finally, the shareholders considered and voted upon a proposal to ratify HORNE LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2008. The shareholders of the Corporation adopted this proposal by a vote of 3,999,480 for the proposal to 6,052 votes against, with 813 abstentions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 7, 2008		DATE: August 7, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.