Form 10-Q
period 2008-09-30
CITIZENS HOLDING CO /MS/
filed 2008-11-07
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2008:

Title	Outstanding
Common Stock, $0.20 par value	4,856,746

CITIZENS HOLDING COMPANY

THIRD QUARTER 2008 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$15,670,300	$18,622,058
Interest bearing deposits with other banks	1,448,896	612,938
Federal funds sold	7,400,000	900,000
Investment securities available for sale, at fair value	206,623,065	244,720,367
Loans, net of allowance for loan losses of $4,385,771 in 2008 and $3,967,951 in 2007	410,961,110	368,025,286
Premises and equipment, net	16,702,379	14,288,797
Other real estate owned, net	2,918,938	2,046,584
Accrued interest receivable	5,268,645	5,210,201
Cash value of life insurance	17,796,929	17,693,476
Intangible assets, net	3,826,857	4,215,070
Other assets	6,573,985	4,568,854

TOTAL ASSETS	$695,191,104	$680,903,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$76,360,663	$78,224,936
Interest-bearing NOW and money market accounts	168,816,742	144,302,273
Savings deposits	32,421,300	29,763,885
Certificates of deposit	225,491,364	224,941,210

Total deposits	503,090,069	477,232,304

Federal Funds Purchased	—	4,200,000
Accrued interest payable	1,161,819	1,915,232
Federal Home Loan Bank advances	79,400,000	49,400,000
Sweep Account Liability	37,851,007	74,963,424
Deferred compensation payable	3,182,978	2,989,940
Other liabilities	2,126,345	2,011,299

Total liabilities	626,812,218	612,712,199

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized,
4,858,146 shares outstanding at September 30, 2008 and 4,863,242 shares outstanding at December 31, 2007	971,024	972,648
Additional paid-in capital	3,778,049	3,979,717
Retained earnings	67,120,505	63,671,589
Accumulated other comprehensive loss, net of taxes of $2,076,600 in 2008 and $257,306 in 2007	(3,490,692)	(432,522)

Total stockholders’ equity	68,378,886	68,191,432

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,191,104	$680,903,631

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loan income, including fees	$7,382,418	$7,281,956	$21,899,227	$21,621,371
Investment securities	2,494,163	2,212,508	7,262,818	5,993,173
Other interest	32,140	124,989	190,824	1,010,091

Total interest income	9,908,721	9,619,453	29,352,869	28,624,635

INTEREST EXPENSE
Deposits	2,157,948	3,302,320	7,523,863	9,567,546
Other borrowed funds	875,832	939,099	2,934,318	2,788,336

Total interest expense	3,033,780	4,241,419	10,458,181	12,355,882

NET INTEREST INCOME	6,874,941	5,378,034	18,894,688	16,268,753

PROVISION FOR LOAN LOSSES	372,105	396,349	1,028,914	553,396

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,502,836	4,981,685	17,865,774	15,715,357

OTHER INCOME
Service charges on deposit accounts	1,062,786	979,633	3,017,578	2,842,210
Other service charges and fees	325,696	272,401	889,234	537,025
Other income	394,944	772,673	2,405,357	2,192,450

Total other income	1,783,426	2,024,707	6,312,169	5,571,685

OTHER EXPENSES
Salaries and employee benefits	3,019,748	2,705,828	8,974,575	7,827,309
Occupancy expense	912,118	800,095	2,704,270	2,269,964
Other operating expense	1,548,363	1,389,619	4,621,554	4,059,037

Total other expenses	5,480,229	4,895,542	16,300,399	14,156,310

INCOME BEFORE PROVISION FOR INCOME TAXES	2,806,033	2,110,850	7,877,544	7,130,732

PROVISION FOR INCOME TAXES	701,680	362,549	1,658,069	1,632,384

NET INCOME	$2,104,353	$1,748,301	$6,219,475	$5,498,348

NET INCOME PER SHARE
-Basic	$0.43	$0.36	$1.28	$1.12

-Diluted	$0.43	$0.36	$1.27	$1.10

DIVIDENDS PAID PER SHARE	$0.19	$0.18	$0.57	$0.54

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,104,353	$1,748,301	$6,219,475	$5,498,348
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	(1,196,003)	1,295,326	(3,058,170)	(1,350,560)
Reclassification adjustment for losses included in net income	—	—	—	2,237

Total other comprehensive income (loss)	(1,196,003)	1,295,326	(3,058,170)	(1,348,323)

Comprehensive income	$908,350	$3,043,627	$3,161,305	$4,150,025

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$8,225,487	$6,814,181

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	16,209,163	11,577,120
Proceeds from sales of securities available for sale	22,992,995	7,542,364
Purchases of investment securities available for sale	(75,935,789)	(50,918,401)
Net change in Shay Investments	69,044,931	(1,500,839)
Net change in sweep accounts	(37,112,417)	—
Purchases of bank premises and equipment	(3,333,414)	(1,913,187)
Increase in interest bearing deposits with other banks	(835,958)	(111,721)
Net (increase) decrease in federal funds sold	(6,500,000)	15,200,000
Redemption of Federal Home Loan Bank Stock	544,300	869,000
Proceeds from sale of other real estate acquired by foreclosure	225,114	1,425,194
Increase in ownership of subsidiary	—	(2,994,671)
Net (increase) decrease in loans	(45,071,492)	15,570,500

Net Cash Used by Investing Activities	(59,772,567)	(5,254,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,857,765	6,105,059
Proceeds from exercising stock options	146,980	—
Increase (Decrease) in Federal Home Loan Bank advances	30,000,000	(10,000,000)
Repurchase of Stock	(438,865)	(3,343,404)
(Increase) Decrease in federal funds purchased	(4,200,000)	9,300,000
Payment of dividends	(2,770,558)	(2,653,076)

Net Cash Provided (Used) by Financing Activities	48,595,322	(591,421)

Net Increase (Decrease) in Cash and Due from Banks	(2,951,758)	968,119

Cash and Due From Banks, beginning of period	18,622,058	15,449,434

Cash and Due from Banks, end of period	$15,670,300	$16,417,553

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2008

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2008, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $46,621,385 compared to an aggregate unused balance of $27,293,147 at December 31, 2007. There were $3,103,827 of letters of credit outstanding at September 30, 2008 and $437,918 at December 31, 2007. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	4,856,549	4,870,737	4,862,411	4,930,961
Dilutive effect of granted options	33,976	49,201	35,447	52,517

Diluted weighted average shares outstanding	4,890,525	4,919,938	4,897,858	4,983,478

Net income	$2,104,353	$1,748,301	$6,219,475	$5,498,348
Net income per share-basic	$0.43	$0.36	$1.28	$1.12
Net income per share-diluted	$0.43	$0.36	$1.27	$1.10

Note 4. Stock Option Plan

At September 30, 2008, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

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

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options before six months and one day after the grant date constitutes a de facto vesting schedule and must be considered when applying SFAS 123R. SFAS 123R states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on its analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period under SFAS 123R and the compensation costs should be amortized over this six month period.

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

Assumption	Officer	Directors
Dividend Yield	4.10%	4.10%
Risk-Free Interest Rate	3.15%	3.15%
Expected Life	8.46 years	6.75 years
Expected Volatility	44.82%	44.82%
Calculated Value per Option	$5.92	$5.76
Forfeitures	0.00%	0.00%

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

The following table below is a summary of the stock option activity for the nine months ended September 30, 2008.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	100,650	$16.76	192,300	$18.60
Granted	13,500	18.00	1,500	18.00
Exercised	(16,800)	11.22	(7,500)	13.73
Expired	(3,000)	22.98	(9,500)	21.72

Outstanding at September 30, 2008	94,350	$17.73	176,800	$18.63

The intrinsic value of options granted under the Directors’ Plan at September 30, 2008 was $136,931 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2008 was $173,250 for a total intrinsic value at September 30, 2008 of $310,181.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), which requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation does not expect the adoption of SFAS No. 158 to have a material effect on the Corporation's financial condition or results of operations.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$—	$206,623,065	$—	$206,623,065

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2008 was 35.01% and at December 31, 2007 was 48.50%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $503,090,069 at September 30, 2008 and $477,232,304 at December 31, 2007. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $206,623,065 invested in investment securities at September 30, 2008 and $244,720,367 at December 31, 2007. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $40,500,000 at September 30, 2008 and $17,500,000 at December 31, 2007. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2008, the Corporation had unused and available $104,138,353 of its line of credit with the FHLB and at December 31, 2007, the Corporation had unused and available $72,441,868 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2007 to September 30, 2008 resulted from the Corporation securing advances as an alternative to higher cost deposits.

At September 30, 2008, the Corporation had $7,400,000 in federal funds sold compared to $900,000 at December 31, 2007. The Corporation invests its excess liquidity in federal funds sold on a daily basis. The amount of increase in federal funds sold from December 31, 2007 to September 30, 2008 was the excess of the increase in deposits that were not utilized to fund loans or invested in investment securities.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $68,378,886 at September 30, 2008 as compared to $68,191,432 at December 31, 2007. The main reason for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was negatively impacted by the FASB 115 adjustment due to a decrease in the market value of the Corporation’s investment portfolio. This market value decrease was due to general market conditions, specifically the increase in short term interest rates, which caused a decrease in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 3,200 shares of stock in 2007. These option exercises brought the number of shares outstanding to 4,863,242 at December 31, 2007. In the first nine months of 2008, four directors exercised stock options for 16,800 shares of stock. Commencing March 1,

2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of the Company’s common stock on the open market. The Plan is effective as of May 1, 2008 and will terminate no later than April 30, 2009. At September 30, 2008, the Corporation had purchased 20,984 shares at an average price of $20.43. This reduced the number of shares outstanding at September 30, 2008 to 4,858,146.

Cash dividends in the amount of $2,770,558, or $0.57 per share, have been paid in 2008 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2008 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital (to Risk-Weighted Assets)	$72,428,491	16.24%	$35,677,592	>8.00%	$44,596,990	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$68,042,720	15.26%	$17,838,796	>4.00%	$26,758,194	>6.00%
Tier 1 Capital ( to Average Assets)	$68,042,720	10.04%	$27,095,681	>4.00%	$33,869,601	>5.00%

The Corporation is currently in the process of constructing a new $1.4 million branch facility in Carthage, Mississippi with an estimated completion date in November 2008.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income, including fees	$9,908,721	$9,619,453	$29,352,869	$28,624,635
Interest Expense	3,033,780	4,241,419	10,458,181	12,355,882

Net Interest Income	6,874,941	5,378,034	18,894,688	16,268,753
Provision for Loan Losses	372,105	396,349	1,028,914	553,396

Net Interest Income after
Provision for Loan Losses	6,502,836	4,981,685	17,865,774	15,715,357
Other Income	1,783,426	2,024,707	6,312,169	5,571,685
Other Expense	5,480,229	4,895,542	16,300,399	14,156,310

Income before Provision For
Income Taxes	2,806,033	2,110,850	7,877,544	7,130,732
Provision for Income Taxes	701,680	362,549	1,658,069	1,632,384

Net Income	$2,104,353	$1,748,301	$6,219,475	$5,498,348

Net Income Per share—Basic	$0.43	$0.36	$1.28	$1.12

Net Income Per Share-Diluted	$0.43	$0.36	$1.27	$1.10

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.04% for the three months ended September 30, 2008 and 10.61% for the corresponding period in 2007. The increase in ROE was caused by the increase in net income for the first nine months of 2008 while the average equity increased. For the nine months ended September 30, 2008, ROE was 11.84% compared to 10.88% for the nine months ended June 30, 2007.

The book value per share increased to $14.08 at September 30, 2008 compared to $14.02 at December 31, 2007. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in the FASB 115 adjustment. Average assets for the nine months ended September 30, 2008 were $693,190,191 compared to $639,304,724 for the year ended December 31, 2007.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.61% for the third quarter of 2008 compared to 4.39% for the corresponding period of 2007. For the nine months ended September 30, 2008 annualized net interest margin was 4.46% as compared to 4.34% for the nine months ended September 30, 2007. The increase in net interest margin from 2007 to 2008 is the result of slower decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $612,906,175 for the three months ended September 30, 2008. This represents an increase of $41,937,752, or 7.35%, over average earning assets of $570,968,423 for the three month period ended September 30, 2007. Earning assets averaged $626,710,668 for the nine months ended September 30, 2008. This represents an increase of $54,460,456, or 9.52% over average earning assets of $572,250,212 for the nine months ended September 30, 2007. The increase in earning assets for the three and nine months ended September 30, 2008 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $410,359,677 for the three months ended September 30, 2008. This represents an increase of $8,786,635, or 2.19%, over the average of interest bearing deposits of $401,573,042 for the three month period ended September 30, 2007. This was due to an increase in interest bearing deposits offset by a decrease in certificates of deposit outstanding. Other borrowed funds averaged $119,968,017 for the three months ended September 30, 2008. This represents an increase of $38,675,441, or 47.58%, over the other borrowed funds of $81,292,576 for the three month period ended September 30, 2007. This increase in other borrowed funds was due to a $28,979,391 decrease in the Sweep Account Liability, a $37,749,141 increase in the Commercial Repo Liability, a $236,700 decrease in the ABE Loan Liability, a $183,696 decrease in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $30,326,087 for the three month period ended September 30, 2008 when compared to the three month period ended September 30, 2007. Interest bearing deposits averaged $408,717,092 for the nine months ended September 30, 2008. This represents an increase of $4,732,646, or 1.17%, over the average of interest bearing deposits of $403,984,446 for the nine month period ended September 30, 2007. The net increase was due to an increase in interest bearing deposits and certificates of deposit offset by a decrease in savings accounts. Other borrowed funds averaged $129,336,070 for the nine months ended September 30, 2008. This represents an increase of $49,206,026, or 61.41%, over the other borrowed funds of $80,130,044 for the nine month period ended September 30, 2007. The increase in other borrowed funds was due to a $106,484 increase in the Sweep Account Liability, a $19,100,047 increase in the Commercial Repo Liability, a $2,935,678 increase in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $27,303,074 for the nine month period ended September 30, 2008 when compared to the nine month period ended September 30, 2007.

Net interest income was $6,874,941 for the three month period ended September 30, 2008, an increase of $1,496,907 from the $5,378,034 for the three month period ended September 30, 2007, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended September 30, 2008, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2007. The yield on all interest bearing assets decreased 61 basis points to 6.64% in the third quarter of 2008 from 7.25% for the same period in 2007. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2008 decreased by 118 basis points to 2.28% from 3.46% in the same period of 2007. Net interest income was $18,894,688 for the nine months ended September 30, 2008, an increase of $2,625,935 from the $16,268,753 for the nine month period ended September 30, 2007, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the nine month period ended September 30, 2008, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2007. The yield on all interest bearing assets decreased 47 basis points to 6.67% in the first nine months of 2008 from 7.14% for the same period in 2007. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2008 decreased 58 basis points to 2.59% from 3.17% in the same period of 2007. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and Fees	$7,382,418	$7,281,956	$21,899,227	$21,621,371
Average Loans	401,647,346	355,677,162	391,112,280	357,549,332
Annualized Yield	7.35%	8.19%	7.47%	8.06%

The decrease in interest rates in the three and nine month period ended September 30, 2008 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which the Corporation’s management determines require further monitoring and supervision, are segregated and reviewed on a periodic basis. Significant problem loans are reviewed on a monthly basis by the Corporation’s Board of Directors.

The Corporation charges off that portion of any loan that management has determined to be a loss. A loan is generally considered by management to represent a loss in whole or in part when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan which is declared a loss is charged against the Corporation’s allowance for loan losses.

The Corporation’s allowance for loan losses is designed to provide for loan losses, that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management of the Corporation determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether or not the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2008	Year to Date December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$415,735,924	$372,493,878	$43,242,046	11.61%
Allowance for Loan Losses	4,385,771	3,967,951	417,820	10.53%
Nonaccrual Loans	1,899,286	1,441,251	458,035	31.78%
Ratios:
Allowance for loan losses to gross loans	1.05%	1.07%
Net loans charged off to allowance for loan losses	3.90%	13.32%

The provision for loan losses for the three months ended September 30, 2008 was $372,105, a decrease of $24,244 from the $396,349 provision for the same period in 2007. The provision for loan losses was $1,028,914 for the nine months ended September 30, 2008 compared to a provision of $553,396 for the nine months ended September 30, 2007. The increase in our loan loss provisions is a result of slightly higher loan losses and a substantial increase in loans outstanding. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment. Therefore, an increase in the historical charge-off percentage combined with an increase in loans outstanding has caused the loan loss provision increase. The provision in the three month period ended September 30, 2008 reflects an increase in the amount of loans outstanding and the need to replenish the allowance for loans charged-off in the third quarter of 2008.

For the three months ended September 30, 2008, net loan losses charged to the allowance for loan losses totaled $226,600, a decrease of $113,365 from the $339,965 charged off in the same period in 2007. For the nine months ended September 30, 2008, net loan losses charged to the allowance for loan losses totaled $611,094, an increase of $93,588 over the $517,506 charged off in the same period in 2007.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2008 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2008 was $1,783,426, a decrease of $241,281, or 11.92%, over the same period in 2007. Service charges on deposit accounts increased by $83,153, or 8.49%, to $1,062,786 in the three months ended September 30, 2008 compared to $979,633 for the same period in 2007. Other service charges and fees increased by $53,295, or 19.56%, in the three months ended September 30, 2008 compared to the same period in 2007. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the nine months ended September 30, 2008 was $6,312,169, an increase of $740,484, or 13.29%, over the same period in 2007. Service charges on deposit accounts increased by $175,368, or 6.17%, to $3,017,578 in the nine months ended September 30, 2008 compared to $2,842,210 for the same period in 2007. Other service charges and fees increased by $352,209, or 65.59%, in the nine months ended September 30, 2008 compared to the same period in 2007. The difference in fee income was the result of an increase in volume and not a direct result of fee changes.

During the second quarter of 2008, the Bank received proceeds from bank owned life insurance that insured the life of one of its officers. These net proceeds resulted in an additional $772,771 in other income for the second quarter and year to date.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended September 30,		Nine months ended September 30,
Other Income	2008	2007	2008	2007
BOLI Insurance	$180,773	$222,783	$539,526	$510,960
Mortgage Loan Origination Income	87,890	70,599	214,942	234,404
Shay Investments Income	—	342,878	441,588	831,651
Other Income	126,281	136,413	1,209,301	615,435

Total Other Income	$394,944	$772,673	$2,405,357	$2,192,450

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended September 30, 2008 and 2007 were $5,480,229 and $4,895,542, respectively, an increase of $584,687, or 11.94%, from 2007 to 2008. Salaries and benefits increased to $3,019,748 for the three months ended September 30, 2008 from $2,705,828 for the same period in 2007. This represents an increase of $313,920, or 11.60%. This increase was the result of an increase in the number of officers of the Corporation to staff the five new branches added since the first half of 2007. Occupancy expense increased by $112,023, or 14.00%, to $912,118 in the three months ended September 30, 2008 when compared to the same period of 2007. This also reflects the increase is expenses due to the adding of five new branches.

Total non-interest expenses for the nine month period ended September 30, 2008 and 2007 were $16,300,399 and $14,156,310, respectively, an increase of $2,144,089, or 15.14%, from 2007 to 2008. Salaries and benefits increased to $8,974,575 for the nine months ended September 30, 2008 from $7,827,309 for the same period in 2007. This represents an increase of $1,147,266, or 14.66%. This increase was the result of an increase in the number of officers of the Corporation to staff the five new branches added since the first half of 2007. Occupancy expense increased $434,306, or 19.13%, to $2,704,270 in the nine months ended September 30, 2008 when compared to the same period of 2007. This also reflects the increase is expenses due to the adding of five new branches.

During the second quarter of 2008, benefits were paid out to the beneficiary of an officer of the bank under the Bank’s Supplemental Executive Retirement Plan in the amount of $259,945. This amount is reflected in the increase of the nine months’ other non-interest expense.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2008	2007	2008	2007
Intangible Amortization	$119,462	$134,376	$388,213	$403,127
Advertising	197,418	126,220	573,526	381,542
Office Supplies	130,018	154,552	446,040	402,766
Legal and Audit Fees	95,155	75,804	286,669	280,339
Telephone expense	151,967	105,070	367,885	305,186
Postage and Freight	78,589	96,790	250,899	221,166
Loan Collection Expense	55,619	16,283	114,287	127,864
Other Losses	148,510	173,133	228,323	393,290
Other expenses	571,625	507,391	1,965,712	1,543,757

Total Other Expense	$1,548,363	$1,389,619	$4,621,554	$4,059,037

The Corporation’s efficiency ratio for the three months ended September 30, 2008 was 61.33% compared to the 63.76% for the same period in 2007. For the nine months ended June 30, 2008 and 2007, the Corporation’s efficiency ratio was 62.62% and 62.50%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2008	December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$15,670,300	$18,622,058	$(2,951,758)	-15.85%
Investment Securities	206,623,065	244,720,367	(38,097,302)	-15.57%
Loans, net	410,961,110	368,025,286	42,935,824	11.67%
Total Assets	695,191,104	680,903,631	14,287,473	2.10%

Total Deposits	503,090,069	477,232,304	25,857,765	5.42%

Total Stockholders’ Equity	68,378,886	68,191,432	187,454	0.27%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2008 was $15,670,300, a decrease of $2,951,758 from the balance of $18,622,058 at December 31, 2007 due to an increase in the availability of cash letters sent for collection on the last day of the period.

PREMISES AND EQUIPMENT

During the nine month period ended September 30, 2008, premises and equipment increased by $2,413,582, or 16.89%, to $16,702,379, when compared to $14,288,797 at December 31, 2007. The increase was due to the addition of new branches. The Bank is currently in the process of constructing a new full service branch in Carthage, Mississippi, which is scheduled to be completed in November 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2008 decreased $38,097,302, or 15.57%, to $206,623,065 from the balance at December 31, 2007. This decline is primarily due to the discontinuance of the sweep investments provided by Shay Financial Service which was replaced by instituting a security repurchase agreement program with select large commercial customers.

LOANS

The loan balance increased by $42,935,824 during the nine month period ended September 30, 2008 to $410,961,110 from $368,025,286 at December 31, 2007. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2008	December 31, 2007	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$76,360,663	$78,224,936	$(1,864,273)	-2.38%
Interest-bearing Deposits	168,816,742	144,302,273	24,514,469	16.99%
Savings	32,421,300	29,763,885	2,657,415	8.93%
Certificates of Deposit	225,491,364	224,941,210	550,154	0.24%

Total Deposits	$503,090,069	$477,232,304	$25,857,765	5.42%

All classifications of deposits, with the exception of non interest-bearing deposits, increased during the nine months ended September 30, 2008. The Corporation increased its rates paid on interest bearing deposits to compete more aggressively with the other banks in its market area. Higher rates paid on deposits could further compress future net interest rate margins if market pressures do not allow the Corporation to increase loan rates at the same pace. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, "Notes to Consolidated Financial Statements" and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 2008, the Corporation had $4.39 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2008 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Other than as set forth below, there have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Deposit run-off risks

The corporation relies significantly upon deposits for liquidity and to fund business operations. Generally deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During 2008, the media has highlighted the risk of an extreme form of deposit run-off, sometimes referred to as a “run on the bank”. More moderate levels of run-off can adversely affect banks but are less dramatic and have been significantly less reported. The increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, have increased the risk of some level of deposit run-off for all depository institutions at the present time. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. To manage this risk, the Corporation maintains cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and the Corporation strives to respond promptly and accurately to any customer concerns that might arise.

The can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Corporation’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended September 30, 2008:

Period	( a ) Total Number of Shares Purchased (1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	4,200	20.82	4,200	—
August 1 to August 31	200	20.59	200	—
September 1 to September 30	200	18.65	200	229,016

Total	4,600	$20.72	4,600	229,016

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On April 30, 2008, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2008 and will terminate no later than April 30, 2009. As of September 30, 2008, 20,984 shares of the Corporation’s common stock had been purchased and 229,016 shares under the plan were not purchased. All share purchases during 2007 and 2008 were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: November 6, 2008		DATE: November 6, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.