Form 10-K
period 2008-12-31
CITIZENS HOLDING CO /MS/
filed 2009-03-13
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-25221

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 601-656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $83,363,979 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2008).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2009
Common stock, $.20 par value	4,857,996 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 11, 2009.

ITEM 1.	BUSINESS

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982, at the direction of the Board of Directors of the Bank. The Company held 97.86% of the outstanding shares of the Bank on December 31, 2006. On December 19, 2006, the shareholders of the Bank approved a one-for-one thousand (1 for 1,000) reverse stock split. Holders of fractional shares of Bank stock after the reverse stock split received cash for such fractional shares. As a result of the reverse stock split, which was effective on January 2, 2007, the Company became the sole shareholder of the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2008, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $765,372,285 and total deposits of $546,946,046. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 62.1% of gross revenues in 2008, 63.2% in 2007 and 67.8% in 2006. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties and contiguous counties. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Forrest and Lamar Counties. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s eleven county market is mainly rural, with Hattiesburg, population 50,233, and Meridian, population 38,314, being the largest cities. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Their schools, manufacturing plants and their main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 3,300 people within the Company’s market.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. Historically, approximately 77.2% of the Company’s loan portfolio has been attributed to real estate lending. Another 9.9% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 12.9% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Company’s Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of certain Company directors, including the Chairman of the Board. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policies, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. The Company’s local economy in the past few years has been strong, with unemployment at historic lows: however, it is uncertain how the weakness in the state and national economy will affect the Company in the future.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, 47, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 57, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2008, the Bank employed 239 full-time employees and 53 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2008, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 15.70% and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 14.74%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2008 was 9.50%.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2008, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,446,167, or 9.6% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2008, the maximum amount available for transfer from the Bank in the form of cash dividends and loans was $69,300,943, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC has established a mechanism to raise funds to protect deposits insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The Bank’s deposits are insured through the DIF, which is funded by the members that are insured by the FDIC through the assessment on deposits. This assessment is set to maintain a certain percentage of total deposits with which the FDIC uses to offset losses caused by bank failure.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties in Mississippi. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi which is located in Forrest and Lamar Counties. The Company competes with other financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately twenty-three different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2008, the Company’s market share in its market area was approximately 12.15%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates we offer and the level of service that we provide to our customers.

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

As of December 31, 2008, approximately 55% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the United States government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including Treasury’s TARP Capital Purchase Program, but asset values have continued to decline and access to liquidity continues to be very limited.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.

Overall, the 2008 business environment was adverse for many households and businesses in the United States. The business environment in the markets in which we operate has been less adverse than in the broader United States but continues to deteriorate. It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

We are subject to recent downturns and disruptions.

In 2008, several downturns and disruptions occurred in markets which are important to our businesses, and similar or additional adverse events may occur in the future. Although those events did not create new types of risks, we believe it is useful to highlight some of the key impacts of those events on our business to illustrate how events beyond our control can adversely affect us.

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

Some of the significant actual and potential impacts of those events on one or more of our businesses include:

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry,

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that falling US prime rates in 2009 could compress our net interest margin; and

•

the possibility that, in 2009, adjustable rate HELOC loans that are tied to falling US prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

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

In addition to the risks associated with the general economic conditions in the markets in which we operate, our operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, which are all beyond our control. A further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

Deposit run-off risks.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the banking and financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 22 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston, Kemper, Forrest and Lamar counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED
Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	Trust
	(601) 656-4692	24 Hour Teller

Eastside Branch	585 East Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	802 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Pearl River Branch	110 Choctaw Town Center	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4971

Union Branch	Corner of Horne & Bank	Full Service
Union, Mississippi
(601) 774-9231

Carthage Main Office	301 West Main Street	Full Service
Carthage, Mississippi
(601) 267-4525

Madden Branch	Highway 488	Deposits
Madden, Mississippi
(601) 267-7366

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	Corner of Main & Bell	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	1048 Johnston Street	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15330 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	100 East Main Street	Full Service
	Louisville, MS	24 Hour Teller
(662) 773-6261

Industrial Branch	803 South Church Street	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 East Main Street	Deposits
Noxapater, MS
(662) 724-4261

Starkville Branch	201 Highway 12	Full Service
	Starkville, MS 39759	24 Hour Teller
(662) 323-4210

Collinsville Branch	9065 Collinsville Road	Full Service
	Collinsville, MS 39325	24 Hour Teller
(601) 626-7608

Meridian Mid-Town	905 22nd Avenue	Full Service
	Meridian, MS 39301	24 Hour Teller
(601) 482-8858

Meridian Broadmoor	5015 Highway 493	Full Service
	Meridian, MS 39305	24 Hour Teller
(601) 581-1541

Hattiesburg	15 Millbranch Road	Full Service
Hattiesburg, MS 39402
(601) 264-4425

The Bank owns its main office and its branch offices, except for the Pearl River branch office, the Hattiesburg branch office and the Meridian Mid-Town Branches, which are leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. A renovation of the first floor of this building, including the main banking lobby was completed in August 2006. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company’s shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, 2007 and 2006—Selected Financial Data” in the 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008, 2007 and 2006” in the 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2008 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	268,300	$18.43	168,962	(2)
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	268,300	$18.43	168,962

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)

Includes 58,200 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. Also includes 110,762 shares available for future issuance under the 1999 Employees’ Long-Term Incentive Plan (“LTIP”). Under the terms of the LTIP, the number of shares that may be issued cannot exceed 7% of the total number of shares issued and outstanding from time to time. In addition to stock options, restricted stock may be awarded under the LTIP. No restricted stock has been awarded under the LTIP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2006, 2007 and 2008, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

(ii)	Management’s Assessment of Internal Control over Financial Reporting

(iii)	Consolidated Balance Sheets

(iv)	Consolidated Statements of Income

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Changes in Shareholders’ Equity

(vii)	Consolidated Statements of Cash Flows

(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

3(i)	Amended Articles of Incorporation of the Company	*
3(ii)	Amended and Restated Bylaws of the Company, as amended	**
4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*
10(a)	Directors’ Deferred Compensation Plan—Form of Agreement	*†
10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†
10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†
10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†
10(f)	Supplemental Executive Retirement Plan	****†
13	2008 Annual Report to Shareholders
14	Code of Ethics	*****
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-25221) filed on March 15, 2007 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004 and incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 11, 2009	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Terrell E. Winstead	Director	March 11, 2009
Terrell E. Winstead

/s/ David A. King	Director	March 11, 2009
David A. King

/s/ Craig Dungan, MD	Director	March 11, 2009
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 11, 2009
Don L. Fulton

/s/ David P. Webb	Director	March 11, 2009
David P. Webb

/s/ A. T. Williams	Director	March 11, 2009
A.T. Williams

/s/ Greg L. McKee	Director, President and	March 11, 2009
Greg L. McKee	Chief Executive Officer (Principal Executive Officer)

/s/ Robert T. Smith	Treasurer, Chief Financial Officer	March 11, 2009
Robert T. Smith	(Principal Financial & Accounting Officer)

/s/ Herbert A. King	Chairman of the Board	March 11, 2009
Herbert A. King

/s/ Adam Mars	Director	March 11, 2009
Adam Mars

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
13	2008 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer