Form 10-Q
period 2009-03-31
CITIZENS HOLDING CO /MS/
filed 2009-05-11
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2009:

Title	Outstanding
Common Stock, $0.20 par value	4,849,496

CITIZENS HOLDING COMPANY

FIRST QUARTER 2009 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$17,541,752	$28,844,221
Interest bearing deposits with other banks	674,815	1,001,611
Federal funds sold	4,200,000	—
Investment securities available for sale, at fair value	273,791,271	258,023,206
Loans, net of allowance for loan losses of $4,683,113 in 2009 and $4,479,585 in 2008	436,889,936	424,225,671
Premises and equipment, net	18,158,387	17,182,082
Other real estate owned, net	3,178,369	3,374,803
Accrued interest receivable	5,858,567	6,265,797
Cash value of life insurance	18,206,800	17,992,456
Intangible assets, net	3,734,512	3,780,685
Other assets	5,076,026	5,356,800

TOTAL ASSETS	$787,310,435	$766,047,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$80,602,784	$95,650,137
Interest-bearing NOW and money market accounts	154,839,569	151,173,161
Savings deposits	34,100,812	32,162,992
Certificates of deposit	295,054,903	266,941,132

Total deposits	564,598,068	545,927,422
Federal funds purchased	—	21,000,000
Securities sold under agreement to repurchase	63,419,681	41,441,052
Federal Home Loan Bank advances	79,400,000	79,400,000
Accrued interest payable	1,808,812	1,365,679
Deferred compensation payable	3,332,991	3,257,631
Other liabilities	1,916,744	2,255,910

Total liabilities	714,476,296	694,647,694
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,852,696 shares outstanding at March 31, 2009 and 4,849,296 shares outstanding at December 31, 2008	970,539	969,859
Additional paid-in capital	3,472,759	3,530,390
Retained earnings	69,092,904	68,204,939
Accumulated other comprehensive loss, net of taxes of $417,655 in 2009 and $776,667 in 2008	(702,063)	(1,305,550)

Total stockholders’ equity	72,834,139	71,399,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,310,435	$766,047,332

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Loan income, including fees	$7,341,401	$7,362,527
Investment securities	2,631,710	2,226,197
Other interest	9,656	140,627

Total interest income	9,982,767	9,729,351
INTEREST EXPENSE
Deposits	2,411,897	3,036,762
Other borrowed funds	820,039	1,150,575

Total interest expense	3,231,936	4,187,337

NET INTEREST INCOME	6,750,831	5,542,014
PROVISION FOR LOAN LOSSES	316,012	97,617

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,434,819	5,444,397
OTHER INCOME
Service charges on deposit accounts	914,889	933,021
Other service charges and fees	323,431	269,894
Other income	323,396	801,429

Total other income	1,561,716	2,004,344

OTHER EXPENSES
Salaries and employee benefits	3,143,628	3,008,381
Occupancy expense	953,411	865,597
Other operating expense	1,526,620	1,485,216

Total other expenses	5,623,659	5,359,194

INCOME BEFORE PROVISION FOR INCOME TAXES	2,372,876	2,089,547
PROVISION FOR INCOME TAXES	514,232	450,001

NET INCOME	$1,858,644	$1,639,546

NET INCOME PER SHARE
-Basic	$0.38	$0.34

-Diluted	$0.38	$0.33

DIVIDENDS PAID PER SHARE	$0.20	$0.19

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net income	$1,858,644	$1,639,546
Other comprehensive income, net of tax Unrealized holding gains	603,487	1,902,775

Total other comprehensive income	603,487	1,902,775

Comprehensive income	$2,462,131	$3,542,321

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$3,408,292	$2,114,838
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	41,940,317	5,791,670
Proceeds from sales of securities available for sale	3,114,536	10,000,000
Purchases of investment securities available for sale	(60,437,415)	(38,456,171)
Net change in Shay Investments	—	(2,935,505)
Net change in securities sold under agreement to repurchase	21,978,629	—
Purchases of bank premises and equipment	(1,274,394)	(637,160)
Increase in interest bearing deposits with other banks	326,796	(581,576)
Net increase in federal funds sold	(4,200,000)	(7,900,000)
Proceeds from sale of other real estate acquired by foreclosure	340,434	400
Net increase in loans	(13,142,680)	(16,780,753)

Net cash used by investing activities	(11,353,777)	(51,499,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,670,646	26,048,440
Proceeds from exercising stock options	191,640	31,815
Increase in Federal Home Loan Bank advances	—	35,000,000
Repurchase of stock	(248,591)	—
Increase in federal funds purchased	(21,000,000)	(4,200,000)
Payment of dividends	(970,679)	(924,776)

Net cash (used) provided by financing activities	(3,356,984)	55,955,479

Net (decrease) increase in cash and due from banks	(11,302,469)	6,571,222
Cash and due from banks, beginning of period	28,844,221	18,622,058

Cash and due from banks, end of period	$17,541,752	$25,193,280

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2009

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

For additional significant accounting policies of the Corporation, see Note 1 of the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2009, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $46,792,746 compared to an aggregate unused balance of $44,441,409 at December 31, 2008. There were $3,609,144 of letters of credit outstanding at March 31, 2009 and $3,323,809 at December 31, 2008. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provisions are made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended March 31,
	2009	2008
Basic weighted average shares outstanding	4,851,339	4,865,769
Dilutive effect of granted options	36,138	37,431

Diluted weighted average shares outstanding	4,887,477	4,903,200

Net income	$1,858,644	$1,638,546
Net income per share-basic	$0.38	$0.34
Net income per share-diluted	$0.38	$0.33

Note 4. Stock Option Plan

At March 31, 2009, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

To determine the expected term of the options granted, the Corporation chose to use the “simplified” method for “plain vanilla” options as detailed in SAB 107 for those options granted prior to December 31, 2007. The Corporation determined that those options granted comply with the requirements under SAB 107 and used this method for estimating the expected term of the options granted until December 31, 2007. Beginning with options granted after this date, the Corporation uses the methods prescribed by SFAS 123R. Volatility is determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange (through November 15, 2006, the date of the transfer of the listing of the Corporation’s common stock to The NASDAQ Global Market) or The NASDAQ Global Market (since November 16, 2006) on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

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

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.

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

The following table below is a summary of the stock option activity for the three months ended March 31, 2009.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	91,500	$18.05	176,800	$18.64
Granted	—	—	—	—
Exercised	(10,500)	13.56	(4,500)	10.94
Expired	—	—	—	—

Outstanding at March 31, 2009	81,000	$18.63	172,300	$18.84

The intrinsic value of options granted under the Directors’ Plan at March 31, 2009 was $435,780 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2009 was $863,223 for a total intrinsic value at March 31, 2009 of $1,299,003.

Note 5. Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Corporation adopted the provisions of FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of FIN 48. As of March 31, 2008, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2009 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated U. S. federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2008.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS No. 158”), which requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the Corporation’s financial condition or results of operations.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R did not have a material impact on the financial position or results of operations of the Corporation.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB No 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards that require the ownership interests in the subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of Statement 160 did not have a material impact on the financial position or results of operations of the Corporation.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was approved in November 2008. The Corporation does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•

FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Corporations financial position, results of operations or cash flows other than additional disclosures.

Note 7. Fair Value of Financial Instruments

SFAS No.157 establishes a framework for measuring the fair value of assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Corporation estimates the fair values of financial assets and liabilities on a recurring basis using the following methods and assumptions:

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$—	$273,791,271	$—	$273,791,271

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2009 was 37.32% and at December 31, 2008 was 36.17%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $564,598,068 at March 31, 2009 and $545,927,422 at December 31, 2008. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $273,791,271 invested in investment securities at March 31, 2009 and $258,023,206 at December 31, 2008. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $40,500,000 at March 31, 2009 and $19,500,000 at December 31, 2008. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2009, the Corporation had unused and available $133,907,051 of its line of credit with the FHLB and at December 31, 2008, the Corporation had unused and available $127,285,491 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2008 to March 31, 2009 was the result of increased collateral available as calculated quarterly by the FHLB.

At March 31, 2009, the Corporation had $4,200,000 in federal funds sold compared to none at December 31, 2008. The Corporation invests its excess liquidity in federal funds sold on a daily basis. The amount of increase in federal funds sold from December 31, 2008 to March 31, 2009 was the excess of the increase in deposits that were not utilized to fund loans or invested in investment securities.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $72,834,139 at March 31, 2009 as compared to $71,399,638 at December 31, 2008. The main reason for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the FASB 115 adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 19,238 shares of stock in 2008. These option exercises brought the number of shares outstanding to 4,849,296 at December 31, 2008. In the first three months of 2009, 4 directors and 2 employees exercised stock options for 15,000 shares of stock. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the

Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of the Company’s common stock on the open market. The Plan is effective as of May 1, 2008 and will terminate no later than April 30, 2009. At March 31, 2009, the Corporation had purchased 44,284 shares at an average price of $21.03. This reduced the number of shares outstanding at March 31, 2009 to 4,852,696.

Effective May 1, 2009 the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan will terminate no later than April 30, 2010.

Cash dividends in the amount of $970,679, or $0.20 per share, have been paid in 2009 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2009, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to Risk-Weighted Assets)	$74,484,803	15.50%	$38,438,186	>8.00%	$48,047,733	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$69,801,690	14.53%	$19,219,093	>4.00%	$28,828,640	>6.00%
Tier 1 Capital ( to Average Assets)	$69,801,690	9.15%	$30,499,064	>4.00%	$38,123,829	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended March 31,
	2009	2008
Interest Income, including fees	$9,982,767	$9,729,351
Interest Expense	3,231,936	4,187,337

Net Interest Income	6,750,831	5,542,014
Provision for Loan Losses	316,012	97,617

Net Interest Income after
Provision for Loan Losses	6,434,819	5,444,397
Other Income	1,561,716	2,004,344
Other Expense	5,623,659	5,359,194

Income before Provision For
Income Taxes	2,372,876	2,089,547
Provision for Income Taxes	514,232	450,001

Net Income	$1,858,644	$1,639,546

Net Income Per share - Basic	$0.38	$0.34

Net Income Per Share-Diluted	$0.38	$0.33

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 10.23% for the three months ended March 31, 2009 and 9.43% for the corresponding period in 2008. The increase in ROE was caused by the increase in net income for the first three months of 2009.

The book value per share increased to $15.01 at March 31, 2009 compared to $14.72 at December 31, 2008. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase as a result of the FASB 115 adjustment. Average assets for the three months ended March 31, 2009 were $766,211,100 compared to $702,189,790 for the year ended December 31, 2008.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.09% for the first quarter of 2009 compared to 4.24% for the corresponding period of 2008. The decrease in net interest margin from 2008 to 2009 is the result of a greater decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $692,972,155 for the three months ended March 31, 2009. This represents an increase of $54,679,025, or 8.56%, over average earning assets of $638,293,130 for the three month period ended March 31, 2008. The increase in earning assets for the three months ended March 31, 2009 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $463,639,816 for the three months ended March 31, 2009. This represents an increase of $51,477,792, or 12.48%, over the average of interest bearing deposits of $412,162,024 for the three month period ended March 31, 2008. This was due to an increase in interest bearing deposits and in certificates of deposit outstanding. Other borrowed funds averaged $139,714,642 for the three months ended March 31, 2009. This represents an increase of $3,801,669, or 2.79%, over the other borrowed funds of $135,912,973 for the three month period ended March 31, 2008. This increase in other borrowed funds was due to a $51,503,974 decrease in the Sweep Account Liability, a $58,066,891 increase in the Commercial Repo Liability, a $216,963 decrease in the ABE Loan Liability, a $532,637 increase in Federal Funds Purchased and a decrease in the Federal Home Loan Bank advances of $3,076,923 for the three month period ended March 31, 2009 when compared to the three month period ended March 31, 2008.

Net interest income was $6,750,831 for the three month period ended March 31, 2009, an increase of $1,208,817 from the $5,542,014 for the three month period ended March 31, 2008, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended March 31, 2009, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2008. The yield on all interest bearing assets decreased 87 basis points to 5.97% in the first quarter of 2009 from 6.84% for the same period in 2008. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2009 decreased by 91 basis points to 2.17% from 3.08% in the same period of 2008. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended March 31,
	2009	2008
Interest and Fees	$7,341,401	$7,362,527
Average Loans	433,990,307	379,994,171
Annualized Yield	6.77%	7.75%

The decrease in interest rates in the three month period ended March 31, 2009 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation’s allowance for loan losses is designed to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management of the Corporation determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2009	Year to Date December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$441,609,683	$428,705,256	$12,904,427	3.01%
Allowance for Loan Losses	4,683,113	4,479,585	203,528	4.54%
Nonaccrual Loans	1,237,287	1,396,885	(159,598)	-11.43%
Ratios:
Allowance for loan losses to gross loans	1.06%	1.04%
Net loans charged off to allowance for loan losses	3.38%	20.27%

The provision for loan losses for the three months ended March 31, 2009 was $316,012, an increase of $218,395 from the $97,617 provision for the same period in 2008. The increase in our loan loss provisions is a result of slightly higher loan losses and a substantial increase in loans outstanding. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment. The provision in the three month period ended March 31, 2009 reflects an increase in the amount of loans outstanding and the need to replenish the allowance for loans charged-off in the first quarter of 2009.

For the three months ended March 31, 2009, net loan losses charged to the allowance for loan losses totaled $158,286, a decrease of $12,814 from the $171,100 charged off in the same period in 2008.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2009 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2009 was $1,561,716, a decrease of $442,628, or 22.08%, over the same period in 2008. Service charges on deposit accounts decreased by $18,132, or 1.94%, to $914,889 in the three months ended March 31, 2009 compared to $933,021 for the same period in 2008. Other service charges and fees increased by $53,537, or 19.83%, in the three months ended March 31, 2009 compared to the same period in 2008. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes. The program that generated the Shay Investments Income was discontinued during 2008.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended March 31,
	2009	2008
Other Income
BOLI Insurance	$181,409	$181,005
Mortgage Loan Origination Income	59,248	37,799
Shay Investments Income	—	369,713
Other Income	82,739	212,912

Total Other Income	$323,396	$801,429

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended March 31, 2009 and 2008 were $5,623,659 and $5,359,194, respectively, an increase of $264,465, or 4.93%, from 2008 to 2009. Salaries and benefits increased to $3,143,628 for the three months ended March 31, 2009 from $3,008,381 for the same period in 2008. This represents an increase of $135,247, or 4.49%. This increase was the result of an increase in staffing related to the new branches added since the first half of 2008 and normal yearly increases to staff. Occupancy expense increased by $87,814, or 10.14%, to $953,411 for the three months ended March 31, 2009 when compared to the same period of 2008. This also reflects the increase in expenses due to the addition of new branches.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended March 31,
	2009	2008
Other Operating Expense
Intangible Amortization	$46,173	$134,376
Advertising	172,196	196,585
Office Supplies	125,126	168,845
Legal and Audit Fees	128,499	90,504
Telephone expense	139,796	113,155
Postage and Freight	89,454	86,719
Loan Collection Expense	58,267	39,708
Other Losses	69,077	30,259
Other expenses	698,032	625,065

Total Other Expense	$1,526,620	$1,485,216

The Corporation’s efficiency ratio for the three months ended March 31, 2009 was 65.36% compared to the 68.55% for the same period in 2008. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$17,541,752	$28,844,221	$(11,302,469)	-39.18%
Investment Securities	273,791,271	258,023,206	15,768,065	6.11%
Loans, net	436,889,936	424,225,671	12,664,265	2.99%
Total Assets	787,310,435	766,047,332	21,263,103	2.78%
Total Deposits	564,598,068	545,927,422	18,670,646	3.42%
Total Stockholders’ Equity	72,834,139	71,399,638	1,434,501	2.01%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2009 was $17,541,752, a decrease of $11,302,469 from the balance of $28,844,211 at December 31, 2008 due to an increase in the availability of cash letters sent for collection on the last day of the period.

PREMISES AND EQUIPMENT

During the quarter ended March 31, 2009, premises and equipment increased by $976,305, or 5.68%, to $18,158,387 when compared to $17,182,082 at December 31, 2008. The increase was due to the addition of property and equipment in the normal course of business as well as the purchase of a lot in Hattiesburg, MS for the future development of a new branch building. The Bank completed construction and opened a new full service branch in Carthage, Mississippi in late 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2009 increased $15,768,065, or 6.11%, to $273,791,271 from the balance at December 31, 2008. This increase is due to the investment of excess liquidity not needed to fund loan activity. These securities will provide a higher yield than federal funds sold.

LOANS

The loan balance increased by $12,664,265 during the quarter ended March 31, 2009 to $436,889,936 from $424,225,671 at December 31, 2008. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	March 31, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$80,602,784	$95,650,137	$(15,047,353)	-15.73%
Interest-bearing Deposits	154,839,569	151,173,161	3,666,408	2.43%
Savings	34,100,812	32,162,992	1,937,820	6.02%
Certificates of Deposit	295,054,903	266,941,132	28,113,771	10.53%

Total Deposits	$564,598,068	$545,927,422	$18,670,646	3.42%

All classifications of deposits, with the exception of non interest-bearing deposits, increased during the quarter ended March 31, 2009. The Corporation decreased its rates paid on interest bearing deposits in response to the rates paid in our market area brought about by the increases in deposits. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 in the notes to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 2009, the Corporation had $4.68 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The Corporation’s mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase demand for mortgage loans decreases (and the Corporation’s revenues from new originations fall), and when rates decrease, demand increases (and the Corporation’s origination revenues increase). In a contrary fashion, when interest rates increase the value of mortgage servicing rights (MSR) that the Corporation retains generally increases, and when rates decline the value of MSR declines. Within the Corporation’s mortgage businesses, therefore, there is a partial natural hedge against ordinary interest rate changes.

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

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended March 31, 2009:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	2,400	$21.14	2,400	—
February 1 to February 28	100	19.97	100	—
March 1 to March 31	9,100	21.53	200	205,716

Total	11,600	$21.43	2,700	205,716

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.

(2)

On April 30, 2008, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2008 and will terminate no later than April 30, 2009. As of March 31, 2009, 44,784 shares of the Corporation’s common stock had been purchased and 205,216 shares under the plan were not purchased. All share purchases during 2007, 2008 and 2009 were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee President and Chief Executive Officer		Robert T. Smith Treasurer and Chief Financial Officer

DATE: May 11, 2009		DATE: May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.