Form 10-Q
period 2009-06-30
CITIZENS HOLDING CO /MS/
filed 2009-08-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2009:

Title	Outstanding
Common Stock, $0.20 par value	4,860,346

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Cash and due from banks	$18,597,653	$28,844,221
Interest bearing deposits with other banks	791,899	1,001,611
Investment securities available for sale, at fair value	302,672,823	258,023,206
Loans, net of allowance for loan losses of $4,878,533 in 2009 and $4,479,585 in 2008	436,813,278	424,225,671
Premises and equipment, net	18,246,718	17,182,082
Other real estate owned, net	3,518,111	3,374,803
Accrued interest receivable	6,188,898	6,265,797
Cash value of life insurance	18,421,145	17,992,456
Intangible assets, net	3,688,339	3,780,685
Other assets	6,954,648	5,356,800

TOTAL ASSETS	$815,893,512	$766,047,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$85,014,780	$95,650,137
Interest-bearing NOW and money market accounts	174,460,092	151,173,161
Savings deposits	34,280,235	32,162,992
Certificates of deposit	277,371,721	266,941,132

Total deposits	571,126,828	545,927,422

Federal Funds Purchased	6,200,000	21,000,000
Securities sold under agreement to repurchase	71,091,036	41,441,052
Federal Home Loan Bank advances	89,400,000	79,400,000
Accrued interest payable	1,122,709	1,365,679
Deferred compensation payable	3,407,552	3,257,631
Other liabilities	2,202,217	2,255,910

Total liabilities	744,550,342	694,647,694

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,856,946 shares outstanding at June 30, 2009 and 4,849,296 shares outstanding at December 31, 2008	971,389	969,859
Additional paid-in capital	3,567,800	3,530,390
Retained earnings	69,962,641	68,204,939
Accumulated other comprehensive loss, net of taxes of $1,879,075 in 2008 and $776,667 in 2008	(3,158,660)	(1,305,550)

Total stockholders’ equity	71,343,170	71,399,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,893,512	$766,047,332

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loan income, including fees	$7,297,723	$7,154,282	$14,639,124	$14,516,809
Investment securities	2,969,806	2,542,458	5,601,516	4,768,655
Other interest	3,819	18,057	13,475	158,684

Total interest income	10,271,348	9,714,797	20,254,115	19,444,148

INTEREST EXPENSE
Deposits	2,061,675	2,329,153	4,473,572	5,365,915
Other borrowed funds	818,365	907,911	1,638,404	2,058,486

Total interest expense	2,880,040	3,237,064	6,111,976	7,424,401

NET INTEREST INCOME	7,391,308	6,477,733	14,142,139	12,019,747

PROVISION FOR LOAN LOSSES	824,333	559,192	1,140,345	656,809

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,566,975	5,918,541	13,001,794	11,362,938

OTHER INCOME
Service charges on deposit accounts	1,013,878	1,021,771	1,928,767	1,954,792
Other service charges and fees	345,754	293,644	669,185	563,538
Other income	519,793	1,208,984	843,189	2,010,413

Total other income	1,879,425	2,524,399	3,441,141	4,528,743

OTHER EXPENSES
Salaries and employee benefits	3,221,717	2,946,446	6,365,345	5,954,827
Occupancy expense	1,008,566	926,555	1,961,977	1,792,152
Other operating expense	1,867,675	1,587,975	3,394,295	3,073,191

Total other expenses	6,097,958	5,460,976	11,721,617	10,820,170

INCOME BEFORE PROVISION FOR INCOME TAXES	2,348,442	2,981,964	4,721,318	5,071,511

PROVISION FOR INCOME TAXES	508,395	506,388	1,022,627	956,389

NET INCOME	$1,840,047	$2,475,576	$3,698,691	$4,115,122

NET INCOME PER SHARE
-Basic	$0.38	$0.51	$0.76	$0.85

-Diluted	$0.37	$0.51	$0.75	$0.84

DIVIDENDS PAID PER SHARE	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$1,840,047	$2,475,576	$3,698,691	$4,115,122

Other comprehensive loss, net of tax

Unrealized holding losses	(2,456,597)	(3,764,942)	(1,853,110)	(1,862,167)

Total other comprehensive loss	(2,456,597)	(3,764,942)	(1,853,110)	(1,862,167)

Comprehensive income (loss)	$(616,550)	$(1,289,366)	$1,845,581	$2,252,955

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months
	ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$6,130,033	$5,019,527

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	82,267,657	9,988,340
Proceeds from sales of securities AFS	8,379,286	20,043,585
Purchases of investment securities available for sale	(139,809,214)	(68,699,457)
Net change in Shay Investments	—	69,044,931
Net change in securities sold under agreement to repurchase	29,649,984	(39,184,472)
Purchases of bank premises and equipment	(1,674,720)	(1,088,305)
Decrease (increase) in interest bearing deposits with other banks	209,712	(7,745,702)
Net increase in federal funds sold	—	(4,300,000)
Proceeds from sale of other real estate acquired by foreclosure	390,434	130,400
Net increase in loans	(14,287,097)	(24,238,276)

Net Cash Used by Investing Activities	(34,873,958)	(46,048,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,199,406	10,979,046
Proceeds from exercising stock options	378,389	124,741
Increase in FHLB advances	10,000,000	45,000,000
Repurchase of Stock	(339,449)	(343,461)
Decrease in federal funds purchased	(14,800,000)	(4,200,000)
Payment of dividends	(1,940,989)	(1,847,852)

Net Cash Provided by Financing Activities	18,497,357	49,712,474

Net Increase in Cash and Due from Banks	(10,246,568)	8,683,045

Cash and Due From Banks, beginning of period	28,844,221	18,622,058

Cash and Due from Banks, end of period	$18,597,653	$27,305,103

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2009

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2009, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $44,375,765 compared to an aggregate unused balance of $44,441,409 at December 31, 2008. There were $3,609,144 of letters of credit outstanding at June 30, 2009 and $3,323,809 at December 31, 2008. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	4,852,856	4,864,980	4,851,086	4,865,375
Dilutive effect of granted options	63,424	34,899	48,300	36,192

Diluted weighted average shares outstanding	4,916,280	4,899,879	4,899,386	4,901,567

Net income	$1,840,047	$2,475,576	$3,698,691	$4,115,122
Net income per share-basic	$0.38	$0.51	$0.76	$0.85
Net income per share-diluted	$0.37	$0.51	$0.75	$0.84

Note 4. Stock Option Plan

At June 30, 2009, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123R in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS 123R.

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

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2008.

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

On April 29, 2009, the members of the Board of Directors were granted a total of 13,500 options as specified in the 1999 Directors’ Stock Compensation. These options were granted at an exercise price of $21.75 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 30, 2009 and must be exercised no later than April 29, 2019.

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2009.

Assumption	Directors
Dividend Yield	3.68%
Risk-Free Interest Rate	2.23%
Expected Life	7.81 years
Expected Volatility	64.24%
Calculated Value per Option	$10.00
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2009 was $134,952 and should be recognized as an expense of $22,492 per month over the six month requisite service period, beginning in April 2009. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $49,932, or $8,322 per month, over the six month requisite service period, beginning in April 2009.

The following table below is a summary of the stock option activity for the six months ended June 30, 2009.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	91,500	$18.05	176,800	$18.78

Granted	13,500	21.75	—	—
Exercised	(10,500)	13.56	(12,650)	12.73
Expired	(4,500)	22.65	—	—

Outstanding at June 30, 2009	90,000	$18.90	164,150	$19.25

The intrinsic value of options granted under the Directors’ Plan at June 30, 2009 was $1,107,000 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2009 was $1,957,713 for a total intrinsic value at June 30, 2009 of $3,064,713.

Note 5. Income Taxes

FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”), was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Corporation adopted the provisions of FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of FIN 48. As of June 30, 2009, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2009 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

In May 2009, FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. An assessment of subsequent events must be performed for both interim and annual reporting periods. SFAS 165 is effective for periods ending after June 15, 2009. The effects of adopting SFAS 165 were not material to the financial position or results of operation of the Corporation.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, other than guidance issued by the SEC. Under SFAS 168, all guidance contained in the FASB Accounting Standards Codification carries an equal level of authority, with SFAS 168 superseding all then-existing non-SEC accounting and reporting standards as of its effective date. SFAS 168 is effective for periods ending after September 15, 2009. The effect of adopting SFAS 168 will not be material to the Corporation.

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

•

FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” – requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s are effective for the interim and annual periods ending after June 15, 2009 and did not have a material impact on the Corporations financial position, results of operations or cash flows other than additional disclosures.

Note 7. Fair Value of Financial Instruments

The fair value estimates, methods and assumptions used by the Company in estimating its fair value disclosures for financial instruments were:

Cash and Due from Banks and Interest Bearing Deposits with Banks

The carrying amounts reported in the balance sheet for these instruments approximate those assets’ fair values because of their immediate and shorter-term maturities.

Securities Available-for-Sale

Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Net Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (i.e., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Federal Funds Sold and Purchased; Securities Sold under Agreement to Repurchase

Due to the short term nature of these instruments, the carrying amount is equal to the fair value.

Deposits

The fair values for demand deposits, NOW and money market accounts and savings accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and time deposits approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Borrowings

The fair value of the portion of FHLB advances that matures within 90 days approximates its fair value. For longer term maturities, the fair value is based on discounted cash flow analysis.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and letters of credit are estimated using fees currently charged to enter into similar agreements. The fees associated with these financial instruments are not material.

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$18,597,653	$18,597,653	$28,844,221	$28,844,221
Interest bearing deposits with banks	791,899	791,899	1,001,611	1,001,611
Federal funds sold	—	—	—	—
Securities available-for-sale	302,672,823	302,672,823	258,023,206	258,023,206
Net loans	436,813,278	436,388,861	424,225,671	422,956,707
Accrued interest receivable	6,188,898	6,188,898	6,265,797	6,265,797

Financial liabilities
Deposits	$571,126,828	$571,140,614	$545,927,422	$546,424,671
Federal Home Loan Bank advances	89,400,000	91,696,723	79,400,000	82,644,119
Accrued interest payable	1,122,709	1,122,709	1,365,679	1,365,679
Federal funds purchased	6,200,000	6,200,000	21,000,000	21,000,000
Securities Sold under agreement To Repurchase	71,091,036	71,091,036	41,441,052	41,441,052

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Securities available for sale	$—	$302,672,823	$—	$302,672,823

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-

down occurring during the period. The following methods and assumptions are used by the Corporation to estimate the fair values of the Corporation’s financial assets and liabilities on a nonrecurring basis.

Impaired Loans: Loans considered impaired as defined in Statement No. 114 are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned: Other real estate owned (“OREO”) is comprised of commercial and residential real estate obtained in partial and total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at fair value of the real estate, less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for decline in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first six months of 2009 that were still held in the balance sheet at June 30, 2009, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Impaired Loan	$—	$—	$6,655,269	$6,655,269
Other real estate owned	—	—	3,518,111	3,518,111

	$—	$—	$10,173,380	$10,173,380

Impaired loans with a carrying value of $6,655,269 had an allocated allowance for loan losses of $342,942 at June 30, 2009. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

In 2008, OREO with a carrying amount of $100,000 was written down to $80,000, resulting in a write-down of $20,000, which was included in the results of operations for the year ended December 31, 2008. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no further fair value adjustments for OREO were necessary at June 30, 2009.

CITIZENS HOLDING COMPANY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at June 30, 2009 was 38.79% and at December 31, 2008 was 36.17%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $571,126,828 at June 30, 2009 and $545,927,422 at December 31, 2008. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $302,672,823 invested in investment securities at June 30, 2009 and $258,023,206 at December 31, 2008. This increase is mainly due to the increase in the amount of securities sold under agreement to repurchase during the first six months of 2009. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $41,500,000 at June 30, 2009 and $19,500,000 at December 31, 2008. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2009, the Corporation had unused and available $133,068,808 of its line of credit with the FHLB and at December 31, 2008, the Corporation had unused and available $127,285,491 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2008 to June 30, 2009 resulted from the Corporation’s qualifying collateral increasing.

At June 30, 2009 and December 31, 2008, the Corporation had no federal funds sold. The Corporation invests its excess liquidity in federal funds sold on a daily basis

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its investment portfolio or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.

CAPITAL RESOURCES

The Corporation’s equity capital was $71,343,170 at June 30, 2009 as compared to $71,399,638 at December 31, 2008. The main reason for the decrease in equity capital was the negative impact of the FASB 115 adjustment due to a decrease in the market value of the Corporation’s investment portfolio. This market value decrease was due to general market conditions, specifically the increase in short term interest rates, which caused a decrease in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 19,238 shares of stock in 2008. These option exercises increased the number of shares outstanding to 4,849,296 at December 31, 2008. In the first six months of 2009, 4 directors and 7 employees exercised stock options for 23,150 shares of stock, which resulted in 4,856,946 shares outstanding at June 30, 2009. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation could repurchase up to 250,000 shares of the Company’s common stock on the open market. The Plan was effective as of May 1, 2008 and terminated April 30, 2009. At the end of the program, the Corporation had purchased 44,284 shares at an average price of $21.03.

Effective May 1, 2009 the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan will terminate no later than April 30, 2010. At June 30, 2009, the Corporation has purchased 3,900 shares at an average price of $23.34, which reduced the number of shares outstanding to 4,856,946.

Cash dividends in the amount of $1,940,989, or $0.20 per share, have been paid in 2009 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2009 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital	$75,692,025	15.62%	$38,756,197	>8.00%	$48,445,247	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	$70,813,492	14.62%	$19,378,099	>4.00%	$29,067,148	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	$70,813,492	8.80%	$32,182,143	>4.00%	$40,227,679	>5.00%
(to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income, including fees	$10,271,348	$9,714,797	$20,254,115	$19,444,148
Interest Expense	2,880,040	3,237,064	6,111,976	7,424,401

Net Interest Income	7,391,308	6,477,733	14,142,139	12,019,747
Provision for Loan Losses	824,333	559,192	1,140,345	656,809

Net Interest Income after Provision for Loan Losses	6,566,975	5,918,541	13,001,794	11,362,938
Other Income	1,879,425	2,524,399	3,441,141	4,528,743
Other Expense	6,097,958	5,460,976	11,721,617	10,820,170

Income before Provision For Income Taxes	2,348,442	2,981,964	4,721,318	5,071,511
Provision for Income Taxes	508,395	506,388	1,022,627	956,389

Net Income	$1,840,047	$2,475,576	$3,698,691	$4,115,122

Net Income Per share - Basic	$0.38	$0.51	$0.76	$0.85

Net Income Per Share - Diluted	$0.37	$0.51	$0.75	$0.84

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 10.02% for the three months ended June 30, 2009 and 14.00% for the corresponding period in 2008. For the six months ended June 30, 2009, ROE was 10.12% compared to 11.74% for the six months ended June 30, 2008. In both instances, the decrease in ROE was caused by the decrease in net income for the first six months of 2009 while the average equity increased.

The book value per share decreased to $14.69 at June 30, 2009 compared to $14.72 at December 31, 2008. The decrease in book value per share reflects the decrease in equity due to the amount of earnings in excess of dividends, the increase in the FASB 115 adjustment and the effect of stock options exercised as well as shares repurchased. Average assets for the six months ended June 30, 2009 were $787,342,615 compared to $702,189,790 for the year ended December 31, 2008.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.16% for the second quarter of 2009 compared to 4.52% for the corresponding period of 2008. For the six months ended June 30, 2009 annualized net interest margin was 4.14% as compared to 4.40% for the six months ended June 30, 2008. The decrease in net interest margin from 2008 to 2009 is the result of a larger decrease in yields on earnings assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $735,602,654 for the three months ended June 30, 2009. This represents an increase of $106,518,088, or 16.93%, over average earning assets of $629,084,566 for the three month period ended June 30, 2008. Earnings assets averaged $714,405,168 for the six months ended June 30, 2009. This represents an increase of $80,716,405, or 12.74% over average earning assets of $633,688,763 for the six months ended June 30, 2008. The increase in earning assets for the three and six months ended June 30, 2009 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $488,817,944 for the three months ended June 30, 2009. This represents an increase of $85,206,417, or 21.11%, over the average of interest bearing deposits of $403,611,527 for the three month period ended June 30, 2008. This was due to an increase in each category of deposits outstanding. Other borrowed funds averaged $79,395,254 for the three months ended June 30, 2009. This represents a decrease of $52,834,911, or 39.96%, over the other borrowed funds of $132,230,165 for the three month period ended June 30, 2008. Interest bearing deposits averaged $476,298,433 for the six months ended June 30, 2009. This represents an increase of $68,411,658, or 16.77%, over the average of interest bearing deposits of $407,886,775 for the six month period ended June 30, 2008. This was due to an increase in each category of deposits outstanding. Other borrowed funds averaged $148,362,180 for the six months ended June 30, 2009. This represents an increase of $14,290,612, or 10.66%, over the other borrowed funds of $134,071,568 for the six month period ended June 30, 2008. The increase in other borrowed funds was primarily due to a $35,484,780 decrease in the Sweep Account Liability, a $55,257,293 increase in the Commercial Repo Liability, a $904,134 decrease in Federal Funds Purchased and a decrease in the Federal Home Loan Bank advances of $4,361,924 for the six month period ended June 30, 2009 when compared to the six month period ended June 30, 2008.

Net interest income was $7,391,308 for the three month period ended June 30, 2009, an increase of $913,575 from the $6,477,733 for the three month period ended June 30, 2008, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended June 30, 2009, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period in 2008. The yield on all interest bearing assets decreased 97 basis points to 5.57% in the second quarter of 2009 from 6.54% for the same period in 2008. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2009 decreased 47 basis points to 2.01% from 2.48% in the same period of 2008. Net interest income was $14,142,139 for the six months ended June 30, 2009, an increase of $2,122,392 from the $12,019,747 for the six month period ended June 30, 2008, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the six month period ended June 30, 2009, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period in 2008. The yield on all interest bearing assets decreased 86 basis points to 5.85% in the first six months of 2009 from 6.71% for the same period in 2008. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2009 decreased 81 basis points to 1.97% from 2.78% in the same period of 2008.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest and Fees	$7,297,723	$7,154,282	$14,639,124	$14,516,809
Average Loans	442,743,908	391,579,553	438,391,289	385,786,862
Annualized Yield	6.59%	7.31%	6.68%	7.53%

The decrease in interest rates in the three and six month period ended June 30, 2009 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2009	Year to Date December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$441,691,811	$428,705,256	$12,986,555	3.03%
Allowance for Loan Losses	4,878,533	4,479,585	398,948	8.91%
Nonaccrual Loans	6,322,313	1,396,885	4,925,428	352.60%
Ratios:
Allowance for loan losses to gross loans	1.10%	1.04%
Net loans charged off to allowance for loan losses	15.20%	15.90%

The provision for loan losses for the three months ended June 30, 2009 was $824,333, an increase of $265,141 over the $559,192 provision for the same period in 2008. The provision for loan losses was $1,140,345 for the six months ended June 30, 2009 compared to a provision of $656,809 for the six months ended June 30, 2008. The provision in the three month period ended June 30, 2009 reflects an increase in the amount of loans outstanding and the effect of loans charged-off in the second quarter of 2009.

For the three months ended June 30, 2009, net loan losses charged to the allowance for loan losses totaled $291,556, an increase of $78,162 over the $213,394 charged off in the same period in 2008. For the six months ended June 30, 2009, net loan losses charged to the allowance for loan losses totaled $741,397, an increase of $356,903 over the $384,494 charged off in the same period in 2008. The increase is due mainly to the loss occurred on one borrower involved in the heavy equipment and dirt moving business.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2009 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2009 was $1,879,425, a decrease of $644,974, or 25.55%, compared to $2,524,399 for the same period in 2008. Service charges on deposit accounts decreased $7,893, or 0.77%, to $1,013,878 in the three months ended June 30, 2009 compared to $1,021,771 for the same period in 2008. Other service charges and fees increased $52,110, or 17.75%, in the three months ended June 30, 2009 compared to the same period in 2008. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the six months ended June 30, 2009 was $3,441,141, a decrease of $1,087,602, or 24.02%, compared to $4,528,743 for the same period in 2008. Service charges on deposit accounts decreased $26,025, or 1.33%, to $1,928,767 in the six months ended June 30, 2009 compared to $1,954,792 for the same period in 2008. Other service charges and fees increased $105,647, or 18.75%, in the six months ended June 30, 2009 compared to the same period in 2008. The difference in fee income was the result of an increase in volume and not a direct result of fee changes.

During the second quarter of 2008, the Bank received proceeds from bank owned life insurance that insured the life of one of its officers. These net proceeds resulted in an additional $772,771 in other income for the 2008 second quarter and the 2008 year to date.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement.

	Three months ended June 30,		Six months ended June 30,
Other Income	2009	2008	2009	2008

BOLI Insurance	$181,409	$177,748	$362,818	$358,753
Mortgage Loan Origination Income	76,596	89,253	135,844	127,052
Shay Investments Income	—	71,875	—	441,588
Other Income	261,788	870,108	344,527	1,083,020

Total Other Income	$519,793	$1,208,984	$843,189	$2,010,413

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended June 30, 2009 and 2008 were $6,097,958 and $5,460,976, respectively, an increase of $636,982, or 11.66%, from 2008 to 2009. Salaries and benefits increased to $3,221,717 for the three months ended June 30, 2009 from $2,946,446 for the same period in 2008. This represents an increase of $275,271, or 9.34%. Occupancy expense increased $82,011, or 8.85%, to $1,008,566 in the three months ended June 30, 2009 when compared to the same period of 2008.

Total non-interest expenses for the six month period ended June 30, 2009 and 2008 were $11,721,617 and $10,820,170, respectively, an increase of $901,447, or 8.33%, from 2008 to 2009. Salaries and benefits increased to $6,365,345 for the six months ended June 30, 2009 from $5,954,827 for the same period in 2008. This represents an increase of $410,518, or 6.89%. Occupancy expense increased $169,825, or 9.48%, to $1,961,977 in the six months ended June 30, 2009 when compared to the same period of 2008.

During the second quarter of 2008, benefits were paid out to the beneficiary of an officer of the bank under the Bank’s Supplemental Executive Retirement Plan in the amount of $259,945. This amount is reflected in the increase of the 2008 three and six months’ other non-interest expense.

During the second quarter of 2009, we expensed the special FDIC assessment that all banks are required to pay on September 30, 2009. The amount of the special FDIC assessment expensed during the quarter was $373,125 and is reflected in other operating expense.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
Other Operating Expense	2009	2008	2009	2008

Intangible amortization	$46,172	$134,375	$92,345	$268,751
Advertising	149,343	179,523	321,539	376,108
Office supplies	144,947	147,177	270,073	316,022
Legal and audit fees	113,141	101,010	241,640	191,514
Telephone expense	152,316	102,763	292,112	215,918
Postage and freight	61,477	85,591	150,931	172,310
Loan collection expense	57,319	18,960	115,586	58,668
Other losses	82,916	49,554	151,993	79,813
FDIC & State assessment	484,252	32,147	585,293	64,545
Other expenses	575,792	736,875	1,172,783	1,329,542

Total Other Operating Expense	$1,867,675	$1,587,975	$3,394,295	$3,073,191

The Corporation’s efficiency ratio for the three months ended June 30, 2009 was 63.77% compared to the 58.87% for the same period in 2008. For the six months ended June 30, 2009 and 2008, the Corporation’s efficiency ratio was 64.52% and 63.29%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$18,597,653	$28,844,221	$(10,246,568)	-35.52%
Investment Securities	302,672,823	258,023,206	44,649,617	17.30%
Loans, net	436,813,278	424,225,671	12,587,607	2.97%
Total Assets	815,893,512	766,047,332	49,846,180	6.51%

Total Deposits	571,126,828	545,927,422	25,199,406	4.62%

Total Stockholders’ Equity	71,343,170	71,399,638	(56,468)	-0.08%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2009 was $18,597,653, a decrease of $10,246,568 from the balance of $28,844,221 at December 31, 2008 due to a smaller, uncollected cash letter on the last day of the quarter, compared to the uncollected cash letter at December 31, 2008.

PREMISES AND EQUIPMENT

During the six month period ended June 30, 2009, premises and equipment increased $1,064,636, or 6.20%, to $18,246,718, when compared to $17,182,082 at December 31, 2008. The increase was due to the addition of property and equipment in the normal course of business as well as the purchase of a lot in Hattiesburg, MS for the future development of a new branch building. The Bank completed construction and opened a new full service branch in Carthage, Mississippi in late 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2009 increased $44,649,617, or 17.30%, to $302,672,823 from the balance at December 31, 2008. This increase is primarily due to the growth in the securities sold under agreement to repurchase program, an increase in deposits and an increase in Federal Home Loan Bank advances.

LOANS

The loan balance increased by $12,587,607 during the six month period ended June 30, 2009 to $436,813,278 from $424,225,671 at December 31, 2008. Residential housing loans continue to be in demand along with commercial and industrial loans. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-bearing Deposits	$85,014,780	$95,650,137	$(10,635,357)	-11.12%
Interest-bearing Deposits	174,460,092	151,173,161	23,286,931	15.40%
Savings	34,280,235	32,162,992	2,117,243	6.58%
Certificates of Deposit	277,371,721	266,941,132	10,430,589	3.91%

Total Deposits	$571,126,828	$545,927,422	$25,199,406	4.62%

All classifications of deposits, with the exception of noninterest-bearing deposits, increased during the six months ended June 30, 2009. The Corporation decreased its rates paid on interest bearing deposits in response to the rates paid in our market area brought about by the increases in deposits. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains statements which constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate,” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Notes to Consolidated Financial Statements” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area; and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 2009, the Corporation had $4.88 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4.	CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended June 30, 2009:

Period	( a ) Total Number of Shares Purchased (1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 to April 30	3,000	23.20	3,000	—

May 1 to May 30	900	23.80	900	246,100

June 1 to June 30	—	—	—	—

Total	3,900	$23.34	3,900	246,100

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

Following the April 30, 2008 termination of the Corporation’s previously announced stock repurchase program, on April 30, 2009, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2009 and will terminate no later than April 30, 2010. As of June 30, 2009, 3,900 shares of the Corporation’s common stock had been purchased and 246,100 shares under the plan were not purchased. All share purchases during were made pursuant to open market transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held its Annual Meeting of Shareholders on April 28, 2009. There were 4,069,144 shares, or 83.74%, of the Corporation’s issued and outstanding shares of common stock represented either in person or by proxy at the Annual Meeting. The Corporation solicited proxies pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition to management’s solicitations.

The shareholders considered and voted upon three proposals at the Annual Meeting. The first proposal was to set the number of directors to serve on the Board of Directors at ten members. The shareholders of the

Corporation adopted this proposal by a vote of 4,050,328 shares for the proposal and 8,399 shares against the proposal, with 10,417 abstentions.

The second proposal concerned the election of three Class III directors to a three-year term expiring in 2012. The votes for each nominee were:

	Shares Voted For	Shares Withheld
Don L. Fulton	4,065,567	3,577
Donald L. Kilgore	4,065,557	3,587
Herbert A. King	4,058,720	10,424

Finally, the shareholders considered and voted upon a proposal to ratify HORNE LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2009. The shareholders of the Corporation adopted this proposal by a vote of 4,063,530 for the proposal to 5,117 votes against, with 497 abstentions.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee	BY:	/s/ Robert T. Smith
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: August 7, 2009		DATE:	August 7, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.