Form 10-Q
period 2009-09-30
CITIZENS HOLDING CO /MS/
filed 2009-11-06
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2009:

Title	Outstanding
Common Stock, $0.20 par value	4,859,487

CITIZENS HOLDING COMPANY

*	Not Applicable or None

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$19,521,234	$28,844,221
Interest bearing deposits with other banks	5,838,349	1,001,611
Investment securities available for sale, at fair value	297,407,670	258,023,206
Loans, net of allowance for loan losses of $5,527,331 in 2009 and $4,479,585 in 2008	441,344,684	424,225,671
Premises and equipment, net	18,565,798	17,182,082
Other real estate owned, net	3,918,111	3,374,803
Accrued interest receivable	6,298,819	6,265,797
Cash value of life insurance	18,578,590	17,992,456
Intangible assets, net	3,642,166	3,780,685
Other assets	4,222,251	5,356,800

TOTAL ASSETS	$819,337,672	$766,047,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$81,606,840	$95,650,137
Interest-bearing NOW and money market accounts	166,279,470	151,173,161
Savings deposits	35,175,144	32,162,992
Certificates of deposit	277,508,613	266,941,132

Total deposits	560,570,067	545,927,422

Federal Funds Purchased	2,800,000	21,000,000
Securities sold under agreement to repurchase	97,725,089	41,441,052
Federal Home Loan Bank advances	74,400,000	79,400,000
Accrued interest payable	1,029,913	1,365,679
Deferred compensation payable	3,598,116	3,257,631
Other liabilities	2,214,397	2,255,910

Total liabilities	742,337,582	694,647,694

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,870,187 shares outstanding at September 30, 2009 and 4,849,296 shares outstanding at December 31, 2008	974,037	969,859
Additional paid-in capital	3,807,463	3,530,390
Retained earnings	70,726,065	68,204,939
Accumulated other comprehensive income (loss), net of taxes of ($887,898) in 2009 and $776,667 in 2008	1,492,525	(1,305,550)

Total stockholders’ equity	77,000,090	71,399,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,337,672	$766,047,332

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loan income, including fees	$7,368,838	$7,382,418	$22,007,962	$21,899,227
Investment securities	3,100,773	2,494,163	8,702,289	7,262,818
Other interest	5,454	32,140	18,929	190,824

Total interest income	10,475,065	9,908,721	30,729,180	29,352,869

INTEREST EXPENSE
Deposits	1,796,697	2,157,948	6,270,269	7,523,863
Other borrowed funds	854,059	875,832	2,492,463	2,934,318

Total interest expense	2,650,756	3,033,780	8,762,732	10,458,181

NET INTEREST INCOME	7,824,309	6,874,941	21,966,448	18,894,688

PROVISION FOR LOAN LOSSES	1,123,297	372,105	2,263,642	1,028,914

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,701,012	6,502,836	19,702,806	17,865,774

OTHER INCOME
Service charges on deposit accounts	1,081,059	1,062,786	3,009,826	3,017,578
Other service charges and fees	395,370	325,696	1,064,555	889,234
Other income	604,398	394,944	1,447,587	2,405,357

Total other income	2,080,827	1,783,426	5,521,968	6,312,169

OTHER EXPENSES
Salaries and employee benefits	3,281,090	3,019,748	9,646,435	8,974,575
Occupancy expense	1,099,080	912,118	3,061,057	2,704,270
Other operating expense	2,229,742	1,548,363	5,624,037	4,621,554

Total other expenses	6,609,912	5,480,229	18,331,529	16,300,399

INCOME BEFORE PROVISION FOR INCOME TAXES	2,171,927	2,806,033	6,893,245	7,877,544

PROVISION FOR INCOME TAXES	434,506	701,680	1,457,133	1,658,069

NET INCOME	$1,737,421	$2,104,353	$5,436,112	$6,219,475

NET INCOME PER SHARE
- Basic	$0.36	$0.43	$1.12	$1.28

- Diluted	$0.35	$0.43	$1.11	$1.27

DIVIDENDS PAID PER SHARE	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,737,421	$2,104,353	$5,436,112	$6,219,475
Other comprehensive income (loss), net of tax
Unrealized holding gains (losses)	4,651,185	(1,196,003)	2,798,075	(3,058,170)

Total other comprehensive income (loss)	4,651,185	(1,196,003)	2,798,075	(3,058,170)

Comprehensive income (loss)	$6,388,606	$908,350	$8,234,187	$3,161,305

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$9,298,253	$8,225,487

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	91,333,533	16,209,163
Proceeds from sales of securities AFS	20,872,131	22,992,995
Purchases of investment securities available for sale	(148,170,397)	(75,935,789)
Net change in Shay Investments	—	69,044,931
Net change in securities sold under agreement to repurchase	56,284,037	(37,112,417)
Purchases of bank premises and equipment	(2,360,698)	(3,333,414)
Increase in interest bearing deposits with other banks	(4,836,738)	(835,958)
Net increase in federal funds sold	—	(6,500,000)
(Purchase) redemption of Federal Home Loan Bank Stock	(435,100)	544,300
Proceeds from sale of other real estate acquired by foreclosure	432,430	225,114
Net increase in loans	(20,414,396)	(45,071,492)

Net Cash Used by Investing Activities	(7,295,198)	(59,772,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,642,645	25,857,765
Proceeds from exercising stock options	485,748	146,980
Increase (decrease) in FHLB advances	(5,000,000)	30,000,000
Repurchase of stock	(339,449)	(438,865)
Decrease in federal funds purchased	(18,200,000)	(4,200,000)
Payment of dividends	(2,914,986)	(2,770,558)

Net Cash (Used By) Provided by Financing Activities	(11,326,042)	48,595,322

Net Decrease in Cash and Due from Banks	(9,322,987)	(2,951,758)

Cash and Due From Banks, beginning of period	28,844,221	18,622,058

Cash and Due from Banks, end of period	$19,521,234	$15,670,300

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2009

(Unaudited)

Note 1. Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2009, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $41,004,410 compared to an aggregate unused balance of $44,441,409 at December 31, 2008. There were $3,768,944 of letters of credit outstanding at September 30, 2009 and $3,323,809 at December 31, 2008. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

Note 3. Net Income per Share

Net income per share - basic, has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted, has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	4,862,784	4,856,549	4,855,028	4,862,411
Dilutive effect of granted options	76,336	33,976	61,659	35,447

Diluted weighted average shares outstanding	4,939,120	4,890,525	4,916,687	4,897,858

Net income	$1,737,421	$2,104,353	$5,436,112	$6,219,475
Net income per share-basic	$0.36	$0.43	$1.12	$1.28
Net income per share-diluted	$0.35	$0.43	$1.11	$1.27

Note 4. Stock Option Plan

At September 30, 2009, the Corporation had two stock-based compensation plans, which are the 1999 Employees’ Long-Term Incentive Plan and the 1999 Directors’ Stock Compensation Plan. As of January 1, 2006, the Corporation began accounting for these plans under the recognition and measurement principles of fair value set forth in FASB ASC Topic 718, Compensation-Stock Compensation, which replaced FASB No. 123R, and FASB ASC Section 718-10-S99, Compensation-Stock Compensation: Overall: SEC Materials, formerly SAB 107. ASC 718-10-S99 provides guidance related to share-based payments transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption of ASC 718 in an interim period and disclosure in Management’s Discussion and Analysis subsequent to the adoption of ASC 718.

To determine the expected term of the options granted, the Corporation chose to use the “simplified” method for “plain vanilla” options as detailed in ASC 718-10-S99 for those options granted prior to December 31, 2007. The Corporation determined that those options granted comply with the requirements under ASC 718-10-S99 and used this method for estimating the expected term of the options granted until December 31, 2007. Beginning with options granted after this date, the Corporation will use the methods prescribed by ASC 718. Volatility is determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange (through November 15, 2006, the date of the transfer of the listing of the Corporation’s common stock to The NASDAQ Global Market) or The NASDAQ Global Market (since November 16, 2006) on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options before six months and one day after the grant date constitutes a de facto vesting schedule and must be considered when applying ASC 718. ASC 718 states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on its analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period under ASC 718 and the compensation costs should be amortized over this six month period.

The fair value of each option granted is estimated on the date of the grant using the Black-Sholes option-pricing model.

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

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

The 1999 Employees’ Long-Term Incentive Plan has expired and there will be no future grants under this plan.

The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2009.

Assumption	Directors
Dividend Yield	3.68%
Risk-Free Interest Rate	2.23%
Expected Life	7.81 years
Expected Volatility	64.24%
Calculated Value per Option	$10.00
Forfeitures	0.00%

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted to directors in April 2009 was $134,952 and should be recognized as an expense of $22,492 per month over the six month requisite service period, beginning in April 2009. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $49,932, or $8,322 per month, over the six month requisite service period beginning in April 2009.

The following table below is a summary of the stock option activity for the nine months ended September 30, 2009.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	91,500	$18.05	176,800	$18.78
Granted	13,500	21.75	—	—
Exercised	(12,000)	13.74	(25,150)	13.65
Expired	(4,500)	22.65	—	—

Outstanding at September 30, 2009	88,500	$18.96	151,650	$19.63

The intrinsic value of options granted under the Directors’ Plan at September 30, 2009 was $663,750 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2009 was $1,034,253 for a total intrinsic value at September 30, 2009 of $1,698,003.

Note 5. Income Taxes

FASB ASC Topic 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. ASC 740 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. The Corporation adopted the provisions of ASC 740 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of ASC 740. As of September 30, 2009, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2009 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Note 6. Accounting Pronouncements

Effective December 30, 2007, the Corporation adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. The partial adoption of ASC 820 did not have any impact on our financial position or results of operations. Effective December 28, 2008, the Corporation adopted the remaining provisions of ASC 820 that were delayed by the issuance of ASC Section 820-10-55, Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations. The adoption of the remaining provisions of ASC 820, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

In December 2007, the FASB issued ASC Topic 805, Business Combinations, which replaced FAS No. 141. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Corporation adopted the provisions of ASC 805 effective December 28, 2008, which applies prospectively to all business combinations entered into on or after such date. The adoption of this statement had no effect on our financial position or results of operations. Any future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued ASC Section 810-10-65, Consolidation: Overall: Transition and Effective Date Information. This standard amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted the provisions of ASC 810-10-65 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2008, the FASB updated ASC Topic 860, Transfers and Servicing. The objective of this update is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The update presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under ASC 860. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under ASC 860. The Corporation adopted the provisions the update to ASC 860 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2008, the FASB updated ASC Topic 815, Derivatives and Hedging. This update changes the existing disclosure requirements in ASC 815. ASC 815 now requires enhanced disclosures about an entity’s derivative and hedging activities. The Corporation adopted the updates to ASC 815 effective December 28, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued the following:

•	Update to ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information

•	Update to ASC Section 320-10-65, Investments – Debt and Equity Securities: Overall: Transition and Open Effective Date Information

•	Update to ASC Section 825-10-65, Financial Instruments: Overall: Transition and Open Effective Date Information

ASC 820-10-65 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. ASC Section 320-10-65 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities. ASC Section 825-10-65 requires publicly traded companies to disclose the fair value of financial instruments within the scope of ASC 825 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Corporation adopted the provisions these staff positions effective for the second quarter ended June 27, 2009. The adoption of these staff positions did not have a material effect on our financial position or results of operations.

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. The Corporation adopted the provisions of ASC 855 effective March 29, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued FAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted the provisions of FAS No. 168 effective June 28, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and letters of credit are estimated using fees currently charged to enter into similar agreements. The fees associated with these financial instruments are not material.

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$19,521,234	$19,521,234	$28,844,221	$28,844,221
Interest bearing deposits with banks	5,838,349	5,838,349	1,001,611	1,001,611
Securities available-for-sale	297,407,670	297,407,670	258,023,206	258,023,206
Net loans	441,344,684	441,574,076	424,225,671	422,956,707
Accrued interest receivable	6,298,819	6,298,819	6,265,797	6,265,797

Financial liabilities
Deposits	$560,570,067	$560,960,566	$545,927,422	$546,424,671
Federal Home Loan Bank advances	74,400,000	77,995,633	79,400,000	82,644,119
Accrued interest payable	1,029,913	1,029,913	1,365,679	1,365,679
Federal funds purchased	2,800,000	2,800,000	21,000,000	21,000,000
Securities sold under agreement to repurchase	97,725,089	97,725,089	41,441,052	41,441,052

FASB ASC Section 820-10-65, Fair Value Measurements and Disclosures: Overall: Transition and Open Effective Date Information establishes a framework for measuring the fair value of assets and liabilities. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Corporation estimates the fair values of financial assets and liabilities on a recurring basis using the following methods and assumptions:

Securities available for sale: Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of similar instruments. Level 2 securities include debt securities including obligations of U. S. Government agencies and corporations, mortgage-backed securities and state, county and municipal bonds. Level 3 securities consist of a pooled trust preferred security.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$295,153,443	$2,254,227	$297,407,670

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

The following table reports the activity for 2009 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1 and July 1, 2009	$—
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	—
Other-than-temporary impairment included in other comprehensive income	—
Other gains/losses included in other comprehensive income	(70,878)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	2,325,105

Balance at September 30, 2009	$2,254,227

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—

As of September 30, 2009, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other that temporary impairment exists.

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following methods and assumptions are used by the Corporation to estimate the fair values of the Corporation’s financial assets and liabilities on a nonrecurring basis.

Impaired Loans: Loans considered impaired as defined in FASB ASC Topic 310-10-35 are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

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

CITIZENS HOLDING COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of and for the three and nine months ended September 30, 2009

(Unaudited)

For assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that were still held in the balance sheet at September 30, 2009, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$10,063,030	$10,063,030
Other real estate owned	—	—	3,918,111	3,918,111

Impaired loans with a carrying value of $10,063,030 had an allocated allowance for loan losses of $631,349 at September 30, 2009. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

In 2008, OREO with a carrying amount of $100,000 was written down to $80,000, resulting in a write-down of $20,000, which was included in the results of operations for the year ended December 31, 2008. After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no further fair value adjustments for OREO were necessary at September 30, 2009.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. Liquidity is the ratio of net deposits and short-term liabilities divided by net cash, short-term investments and marketable assets. Liquidity of the Corporation at September 30, 2009 was 38.79% and at December 31, 2008 was 36.17%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $560,570,067 at September 30, 2009 and $545,927,422 at December 31, 2008. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $297,407,670 invested in investment securities at September 30, 2009 and $258,023,206 at December 31, 2008. This increase is mainly due to the increase in the amount of securities sold under agreement to repurchase during the first nine months of 2009. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $41,500,000 at September 30, 2009 and $19,500,000 at December 31, 2008. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2009, the Corporation had unused and available $113,890,325 of its line of credit with the FHLB and at December 31, 2008, the Corporation had unused and available $127,285,491 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2008 to September 30, 2009 resulted from the Corporation’s qualifying collateral decreasing.

At September 30, 2009 and December 31, 2008, the Corporation had no federal funds sold. The Corporation invests its excess liquidity in federal funds sold on an as-needed basis.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $77,000,090 at September 30, 2009 as compared to $71,399,638 at December 31, 2008. The main reason for the increase in equity capital was the positive impact of the FASB ASC Section 320-10-65 adjustment due to an increase in the market value of the Corporation’s investment portfolio and excess earnings over dividends paid. This market value increase was due to general market conditions, which caused an increase in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 19,238 shares of stock in 2008. These option exercises increased the number of shares outstanding to 4,849,296 at December 31, 2008. In the first nine months of 2009, 5 directors and 11 employees exercised stock options for 37,150 shares of stock, which resulted in 4,870,187 shares outstanding at September 30, 2009. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66.

Commencing May 1, 2008, the Corporation implemented a stock repurchase program under which the Corporation could repurchase up to 250,000 shares of the Company’s common stock on the open market. The Plan was effective as of May 1, 2008 and terminated April 30, 2009. At the end of the program, the Corporation had purchased 44,284 shares at an average price of $21.03.

Effective May 1, 2009, the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan will terminate no later than April 30, 2010. At September 30, 2009, the Corporation has purchased 3,900 shares at an average price of $23.34, which reduced the number of shares outstanding to 4,870,187.

Cash dividends in the amount of $2,914,986, or $0.60 per share, have been paid in 2009 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2009 the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk-Weighted Assets)	$77,392,730	15.45%	$40,061,944	>8.00%	$50,077,430	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	$71,865,399	14.35%	$20,030,972	>4.00%	$30,046,458	>6.00%

Tier 1 Capital (to Average Assets)	$71,865,399	8.78%	$32,738,437	>4.00%	$40,923,046	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income, including fees	$10,475,065	$9,908,721	$30,729,180	$29,352,869
Interest Expense	2,650,756	3,033,780	8,762,732	10,458,181

Net Interest Income	7,824,309	6,874,941	21,966,448	18,894,688
Provision for Loan Losses	1,123,297	372,105	2,263,642	1,028,914

Net Interest Income after Provision for Loan Losses	6,701,012	6,502,836	19,702,806	17,865,774
Other Income	2,080,827	1,783,426	5,521,968	6,312,169
Other Expense	6,609,912	5,480,229	18,331,529	16,300,399

Income before Provision For Income Taxes	2,171,927	2,806,033	6,893,245	7,877,544
Provision for Income Taxes	434,506	701,680	1,457,133	1,658,069

Net Income	$1,737,421	$2,104,353	$5,436,112	$6,219,475

Net Income Per share - Basic	$0.36	$0.43	$1.12	$1.28

Net Income Per Share - Diluted	$0.35	$0.43	$1.11	$1.27

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 9.34% for the three months ended September 30, 2009 and 12.04% for the corresponding period in 2008. For the nine months ended September 30, 2009, ROE was 9.86% compared to 11.84% for the nine months ended September 30, 2008. In both instances, the decrease in ROE was caused by the decrease in net income for the first nine months of 2009 while the average equity increased.

The book value per share increased to $15.81 at September 30, 2009 compared to $14.72 at December 31, 2008. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends, the increase as a result of the FASB ASC Section 320-10-65 adjustment and the effect of stock options exercised as well as shares repurchased. Average assets for the nine months ended September 30, 2009 were $799,026,437 compared to $702,189,790 for the year ended December 31, 2008.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.34% for the third quarter of 2009 compared to 4.61% for the corresponding period of 2008. For the nine months ended September 30, 2009 annualized net interest margin was 4.20% as compared to 4.46% for the nine months ended September 30, 2008. The decrease in net interest margin from 2008 to 2009 is the result of a larger decrease in yields on earnings assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $748,856,303 for the three months ended September 30, 2009. This represents an increase of $135,950,128, or 22.2%, over average earning assets of $612,906,175 for the three month period ended September 30, 2008. Earnings assets averaged $726,015,074 for the nine months ended September 30, 2009. This represents an increase of $99,304,406, or 15.8% over average earning assets of $626,710,668 for the nine months ended September 30, 2008. The increase in earning assets for the three and nine months ended September 30, 2009 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $478,826,308 for the three months ended September 30, 2009. This represents an increase of $68,466,631, or 16.7%, over the average of interest bearing deposits of $410,359,677 for the three month period ended September 30, 2008. This was due to an increase in each category of deposits outstanding. Other borrowed funds averaged $177,597,693 for the three months ended September 30, 2009. This represents an increase of $57,629,676, or 48.0%, over the other borrowed funds of $119,968,017 for the three month period ended September 30, 2008. This increase was due mainly to an increase in the Commercial Repo Liability. Interest bearing deposits averaged 477,150,317 for the nine months ended September 30, 2009. This represents an increase of $68,433,225, or 16.7%, over the average of interest bearing deposits of $408,717,092 for the nine month period ended September 30, 2008. This was due to an increase in each category of deposits outstanding. Other borrowed funds averaged $158,214,440 for the nine months ended September 30, 2009. This represents an increase of $28,878,370, or 22.3%, over the other borrowed funds of $129,336,070 for the nine month period ended September 30, 2008. The increase in other borrowed funds was primarily due to a $54,743,459 increase in the Commercial Repo Liability offset by a $23,570,182 decrease in the Sweep Account Liability, a $577,436 decrease in Federal Funds Purchased, a decrease in the ABE loan liability of $212,932 and a decrease in the Federal Home Loan Bank advances of $1,504,539 for the nine month period ended September 30, 2009 when compared to the nine month period ended September 30, 2008.

Net interest income was $7,824,309 for the three month period ended September 30, 2009, an increase of $949,368 from the $6,874,941 for the three month period ended September 30, 2008, primarily due to change in volume, which was partially offset by the decrease in rate, as detailed below. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended September 30, 2009, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period in 2008. The yield on all interest bearing assets decreased 89 basis points to 5.75% in the third quarter of 2009 from 6.64% for the same period in 2008. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2009 decreased 66 basis points to 1.62% from 2.28% in the same period of 2008. Net interest income was $21,966,448 for the nine months ended September 30, 2009, an increase of $3,071,760 from the $18,894,688 for the nine month period ended September 30, 2008, primarily due to change in volume, which was partially offset by the decrease in rate, as discussed below. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the nine month period ended September 30, 2009, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period in 2008. The yield on all interest bearing assets decreased 87 basis points to 5.80% in the first nine months of 2009 from 6.67% for the same period in 2008. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2009 decreased 75 basis points to 1.84% from 2.59% in the same period of 2008.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and Fees	$7,368,838	$7,382,418	$22,007,962	$21,899,227
Average Loans	442,035,406	401,647,346	439,619,343	391,112,280
Annualized Yield	6.67%	7.35%	6.67%	7.47%

The decrease in interest rates in the three and nine month period ended September 30, 2009 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation charges off that portion of any loan that management has determined to be a loss. A loan is generally considered by management to represent a loss in whole or in part when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan that is declared a loss is charged against the Corporation’s allowance for loan losses.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Year to Date September 30, 2009	Year to Date December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$447,189,882	$428,705,256	$18,484,626	4.31%
Allowance for Loan Losses	5,527,331	4,479,585	1,047,746	23.39%
Nonaccrual Loans	9,870,313	1,396,885	8,473,428	606.59%
Ratios:
Allowance for loan losses to gross loans	1.24%	1.04%
Net loans charged off to allowance for loan losses	21.97%	15.90%

The provision for loan losses for the three months ended September 30, 2009 was $1,123,297, an increase of $751,192 over the $372,105 provision for the same period in 2008. The provision for loan losses was $2,263,642 for the nine months ended September 30, 2009 compared to a provision of $1,028,914 for the nine months ended September 30, 2008. The provision in the three month period ended September 30, 2009 reflects an increase in the amount of loans outstanding and the effect of loans charged-off in the third quarter of 2009.

For the three months ended September 30, 2009, net loan losses charged to the allowance for loan losses totaled $473,131, an increase of $246,531 over the $226,600 charged off in the same period in 2008. For the nine months ended September 30, 2009, net loan losses charged to the allowance for loan losses totaled $1,214,528, an increase of $603,434 over the $611,094 charged off in the same period in 2008.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2009 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2009 was $2,080,827, an increase of $297,401, or 16.7%, compared to $1,783,426 for the same period in 2008. Service charges on deposit accounts increased $18,273, or 1.7%, to $1,081,059 in the three months ended September 30, 2009 compared to $1,062,786 for the same period in 2008. Other service charges and fees increased $69,674, or 21.4%, in the three months ended September 30, 2009 compared to the same period in 2008. The difference in fee income was the result of increase in volume and not a direct result of fee changes.

Non-interest income for the nine months ended September 30, 2009 was $5,521,968, a decrease of $790,201, or 12.5%, compared to $6,312,169 for the same period in 2008. Service charges on deposit accounts decreased $7,752, or 0.3%, to $3,009,826 in the nine months ended September 30, 2009 compared to $3,017,578 for the same period in 2008. Other service charges and fees increased $175,321, or 19.7%, in the nine months ended September 30, 2009 compared to the same period in 2008. The difference in fee income was the result of an increase in volume and not a direct result of fee changes.

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

	Three months ended September 30,		Nine months ended September 30,
Other Income	2009	2008	2009	2008
BOLI Insurance	$123,998	$180,773	$486,816	$539,526
Mortgage Loan Origination Income	100,679	87,890	236,523	214,942
Shay Investments Income	—	—	—	441,588
Other Income	379,721	126,281	724,248	1,209,301

Total Other Income	$604,398	$394,944	$1,447,587	$2,405,357

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended September 30, 2009 and 2008 were $6,609,912 and $5,480,229, respectively, an increase of $1,129,683, or 20.6%, from 2008 to 2009. Salaries and benefits increased to $3,281,090 for the three months ended September 30, 2009 from $3,019,748 for the same period in 2008. This represents an increase of $261,342, or 8.7%. Occupancy expense increased $186,962, or 20.5%, to $1,099,080 in the three months ended September 30, 2009 when compared to the same period of 2008. Occupancy expense increased due to increases in depreciation, equipment rental, service contracts and utilities.

Total non-interest expenses for the nine month period ended September 30, 2009 and 2008 were $18,331,529 and $16,300,399, respectively, an increase of $2,031,130, or 12.5%, from 2008 to 2009. Salaries and benefits increased to $9,646,435 for the nine months ended September 30, 2009 from $8,974,575 for the same period in 2008. This represents an increase of $671,860, or 7.5%. Occupancy expense increased $356,787, or 13.2%, to $3,061,057 in the nine months ended September 30, 2009 when compared to the same period of 2008. Occupancy expense increased due to increases in depreciation, equipment rental, service contracts and utilities.

During the second quarter of 2008, benefits were paid out to the beneficiary of an officer of the bank under the Bank’s Supplemental Executive Retirement Plan in the amount of $259,945. This amount is reflected in the increase of the 2008 nine months’ other non-interest expense.

During the second quarter of 2009, the Corporation expensed the special FDIC assessment that all banks were required to pay on September 30, 2009. The amount of the special FDIC assessment expensed during the quarter was $373,125 and is reflected in other operating expense.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2009	2008	2009	2008
Intangible amortization	$46,173	$119,462	$138,518	$388,213
Advertising	171,491	197,418	493,030	573,526
Office supplies	134,133	130,018	404,206	446,040
Legal and audit fees	92,213	95,155	333,853	286,669
Telephone expense	229,159	151,967	521,271	367,885
Postage and freight	118,241	78,589	269,172	250,899
Loan collection expense	93,750	55,619	209,336	114,287
Other losses	389,783	148,510	541,776	228,323
FDIC & State assessment	213,985	40,131	799,278	104,676
Other expenses	740,814	531,494	1,913,597	1,861,036

Total Other Operating Expense	$2,229,742	$1,548,363	$5,624,037	$4,621,554

The Corporation’s efficiency ratio for the three months ended September 30, 2009 was 64.61% compared to the 61.33% for the same period in 2008. For the nine months ended September 30, 2009 and 2008, the Corporation’s efficiency ratio was 64.55% and 62.62%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$19,521,234	$28,844,221	$(9,322,987)	-32.32%
Interest Bearing Bank Balances	5,838,349	1,001,611	4,836,738	482.90%
Investment Securities	297,407,670	258,023,206	39,384,464	15.26%
Loans, net	441,344,684	424,225,671	17,119,013	4.04%
Total Assets	819,337,672	766,047,332	53,290,340	6.96%

Total Deposits	560,570,067	545,927,422	14,642,645	2.68%

Total Stockholders’ Equity	77,000,090	71,399,638	5,600,452	7.84%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2009 was $19,521,234, a decrease of $9,322,987 from the balance of $28,844,221 at December 31, 2008. This decrease was due to a smaller uncollected cash letter on the last day of the quarter, as compared to the larger uncollected cash letter at December 31, 2008.

PREMISES AND EQUIPMENT

During the nine month period ended September 30, 2009, premises and equipment increased $1,383,716, or 8.1%, to $18,565,798, when compared to $17,182,082 at December 31, 2008. The increase was due to the addition of property and equipment in the normal course of business as well as the purchase of a lot in Hattiesburg, MS for the future development of a new branch building. The Bank completed construction and opened a new full service branch in Carthage, Mississippi in late 2008.

INVESTMENT SECURITIES

The investment securities portfolio is made up of U. S. Treasury Notes, U. S. Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2009 increased $39,384,464, or 15.3%, to $297,407,670 from the balance at December 31, 2008. This increase is primarily due to the growth in the securities sold under agreement to repurchase program, an increase in deposits and an increase in Federal Home Loan Bank advances.

LOANS

The loan balance increased by $17,119,013, or 4.0%, during the nine month period ended September 30, 2009 to $441,344,684 from $424,225,671 at December 31, 2008. No material changes were made to the loan products offered by the Corporation during this period and there has been no material shift in the loan portfolio mix. The following table shows the changes in each of the major loan segments.

	September 30, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Commercial, Financial and Agricultural Loans	$220,217,348	$210,272,239	$9,945,109	4.73%
Real Estate-Construction	31,207,812	26,653,399	4,554,413	17.09%
Real Estate-Mortgage	147,008,224	137,409,820	9,598,404	6.99%
Consumer	48,756,497	54,713,585	(5,957,088)	-10.89%

Total Assets	447,189,881	429,049,043	18,140,838	4.23%

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2009	December 31, 2008	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$81,606,840	$95,650,137	$(14,043,297)	-14.68%
Interest-bearing Deposits	166,279,470	151,173,161	15,106,309	9.99%
Savings	35,175,144	32,162,992	3,012,152	9.37%
Certificates of Deposit	277,508,613	266,941,132	10,567,481	3.96%

Total Deposits	$560,570,067	$545,927,422	$14,642,645	2.68%

All classifications of deposits, with the exception of noninterest-bearing deposits, increased during the nine months ended September 30, 2009. The Corporation decreased its rates paid on interest bearing deposits in response to the rates paid in our market area and as a result of the increases in deposits. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. We control credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 2009, the Corporation had $5.53 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The Corporation’s mortgage lending and servicing businesses also are affected by changes in interest rates. Generally, when rates increase, demand for mortgage loans decreases (and the Corporation’s revenues from new originations fall), and when rates decrease, demand increases (and the Corporation’s origination revenues increase). In a contrary fashion, when interest rates increase, the value of mortgage servicing rights (MSR) that the Corporation retain generally increases, and when rates decline, the value of MSR declines. Within the Corporation’s mortgage businesses, therefore, there is a partial natural hedge against ordinary interest rate changes.

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

We also face litigation risks from customers (singularly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Two of the Corporation’s most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may recognize a significant provision for impairment of the Corporation’s mortgage servicing rights, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation make today.

Expense Control

Expenses and other costs directly affect the Corporation’s earnings. Our ability to successfully manage expenses is important to the Corporation’s long-term profitability. Many factors can influence the amount of the Corporation’s expenses, as well as how quickly they grow. As the Corporation’s businesses change or expand, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The Corporation manages expense growth and risk through a variety of means, including actual versus budget management, imposition of expense authorization, and procurement coordination and processes.

ITEM 4.	CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2009 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended September 30, 2009:

Period	( a ) Total Number of Shares Purchased (1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	—	—	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	246,100

Total	—	$—	—	246,100

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

Following the April 30, 2008 termination of the Corporation’s previously announced stock repurchase program, on April 30, 2009, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2009 and will terminate no later than April 30, 2010. As of September 30, 2009, 3,900 shares of the Corporation’s common stock had been purchased and 246,100 shares under the plan were not purchased. All share purchases during were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/s/ GREG L. MCKEE	BY:	/s/ ROBERT T. SMITH
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: November 4, 2009		DATE: November 4, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.