Form 10-K
period 2009-12-31
CITIZENS HOLDING CO /MS/
filed 2010-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-15375

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 601-656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $133,421,496 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2009).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2010
Common stock, $.20 par value	4,826,587 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company undertakes no obligation to update or revise any forward-looking statements subsequent to the date on which they are made. Please also refer to Item 1A, “Risk Factors,” for a detailed discussion of the risks related to the Company and the Bank in particular and the banking industry generally.

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 11, 2010.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2009, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $839,863,249 and total deposits of $570,859,237. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 60.6% of gross revenues in 2009, 62.1% in 2008 and 63.2% in 2007. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties and contiguous counties. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s twelve county market is mainly rural, with Hattiesburg, population 50,233, and Meridian, population 38,314, being the largest cities. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 3,300 people within the Company’s market.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. At December 31, 2009, approximately 78.9% of the Company’s loan portfolio has been attributed to real estate lending. Another 9.4% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 11.7% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Company’s Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of certain independent Company directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the full Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policies, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, 48, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 58, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2009, the Bank employed 245 full-time employees and 40 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2009, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 14.97%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 13.90%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2009 was 8.72%.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2009, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,450,853, or 90.6% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2009, the maximum amount available for transfer from the Bank in the form of loans was $7,336,964, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

The FDIC examined the Bank on August 17, 2004 and again most recently on August 21, 2007 for its performance under the CRA. The Bank was rated Satisfactory during both of these examinations. No discriminatory practices or illegal discouragement of applications were found.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties in Mississippi. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009 opened a loan production office in Biloxi, Mississippi. The Company competes with other financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

All financial institutions, including the Company, compete for customers’ deposits. The Company also competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources many times greater than those of the Company. In addition, new financial intermediaries, such as money-market mutual funds and large retailers, are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Furthermore, as a local institution, the Company believes it can provide such services faster than a larger institution not based in the Company’s market area.

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

Currently, there are approximately twenty-nine different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2009, the Company’s market share in its market area was approximately 12.00%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

AVAILABILITY OF INFORMATION

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, along with other information about the Company, are available, free of charge, on our website, http://www.citizensholdingcompany.com. The information contained on our website is not incorporated into this Annual Report. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Robert T. Smith, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company’s business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of the Company. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

Risks Related To The Company’s Business and Industry

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon the net interest income of the Company. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest the Company pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income could be adversely affected, which in turn could negatively affect its earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as United States Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on the Company’s financial condition and results of operations.

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, “Qualitative and Quantitative Disclosures about Market Risk.”

The Company is subject to lending risk.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the United States. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2009, approximately 58% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

The allowance for possible loan losses may be insufficient.

Although the Company tries to maintain diversification within its loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s quarterly analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in the Company’s markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses.

In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bank holding companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company often relies on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although management has policies and procedures to perform an environmental review during the loan application process and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since mid-2007, and continuing throughout 2008 and 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due the Company. The Company cannot predict whether any such losses would materially adversely affect its business, financial condition or results of operations.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.

Overall, the 2009 business environment was adverse for many households and businesses in the United States. The business environment in the markets in which the Company operates has been less adverse than in the broader United States but continues to deteriorate. It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

The Company is subject to recent downturns and disruptions.

In 2009, several downturns and disruptions occurred in markets which are important to the Company’s businesses, and similar or additional adverse events may occur in the future. Although those events did not create new types of risks, the Company believes it is useful to highlight some of the key impacts of those events on our business to illustrate how events beyond its control can adversely affect the Company.

Some of the significant recent downturns and disruptions relevant to mortgage and related businesses include:

•	residential housing values in the United States have stagnated or fallen, and in some highly-populated markets values have fallen significantly;

•	the volume of residential housing transactions also has stagnated or fallen, and in some markets volume has fallen significantly;

•	investor demand for mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages disappeared almost entirely;

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

•

the United States Congress and other governmental bodies have considered, and in the future may enact or adopt, new laws and regulations intended to modify the terms of outstanding mortgage loans in a manner benefiting borrowers at the expense of lenders, restrict the ability of lenders to make new loans, and increase the regulatory burdens and legal risks on mortgage lenders and servicers; and

•

the Federal Reserve has acted recently to lower certain short-term interest rates, possibly to help ameliorate the impacts of the disruptions in housing and the mortgage industry, which has triggered reductions in the prime lending rates charged by most United States banks.

Some of the significant actual and potential impacts of those events on one or more of the Company’s businesses include:

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry,

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that falling United States prime rates in 2009 could compress our net interest margin; and

•

the possibility that, in 2009, adjustable rate HELOC loans that are tied to falling United States prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The profitability of the Company depends significantly on economic conditions in the State of Mississippi.

The Company’s success depends primarily on the general economic conditions of the State of Mississippi and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in East Central Mississippi. The local economic conditions in this area have a significant impact on the demand for the Company’s products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources.

The earnings of bank holding companies are significantly affected by general business and economic conditions.

In addition to the risks associated with the general economic conditions in the markets in which the Company operates, its operations and profitability are also impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the United States economy and the local economies in which the Company operates, which are all beyond the Company’s control. A further deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The information under the heading “Competition” in Item 1, “Business,” provides more information regarding the competitive conditions in the Company’s markets.

The Company’s industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, many of the Company’s competitors have substantially greater resources than the Company, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand the Company’s market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which the Company introduces new products and services relative to its competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect its growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company or the Bank in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If the Company fails to meet these minimum capital guidelines and other regulatory requirements, its financial condition would be materially and adversely affected. The Company’s failure to maintain the status of “well capitalized” under its regulatory framework could affect the confidence of its customers in the Company, thus compromising the Company’s competitive position. In addition, failure to maintain the status of “well capitalized” under the Company’s regulatory framework or “well managed” under regulatory examination procedures could compromise the Company’s status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals.

The Company is also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Act and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, it cannot assure that such violations will be prevented. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note 14, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which the Company and the Bank operate.

The effects of the Federal Government’s efforts to wind down various programs implemented to support the financial markets cannot be predicted.

Economic conditions, particularly over the course of the last year and a half, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The Federal government has intervened on an unprecedented scale. Many of these programs are in the process of being unwound, as the government seeks to affect an orderly withdrawal of this support. The effects of this wind down on the Company, or on the markets in which the Company competes, cannot be predicted.

Legislators and regulators are considering a wide range of potential regulatory initiatives relating to the financial services industry, which, if enacted, could materially affect the Company’s results of operations, financial condition, liquidity or the market price of the Company's common stock.

The Federal government is considering various proposals for a comprehensive overhaul of the regulatory structure for the financial markets. In addition, various forms of taxes on financial institutions to fund government resolution authority for failed large institutions, as well as taxes designed to, in effect, reimburse the Federal government for the perceived costs incurred by the Federal government to date in its actions to support the markets. It is not possible to predict the form any such new regulations or taxes, if enacted, will take, or whether any such efforts will succeed in improving economic conditions nationally or in the Company's markets, or whether the measures adopted will have consequences that prove to be adverse to the markets, either nationally or in which the Company competes. It is possible that these measures could adversely affect the creditworthiness of counterparties of the Company, which could increase the Company's risk profile.

The Company may be required to pay significantly higher FDIC premiums in the future.

A significant increase in insured institution failures during 2009 has resulted in a decline in the designated reserve ratio of the Deposit Insurance Fund (DIF) to historical lows. On November 12, 2009, the FDIC adopted a final rule requiring substantially all institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s prepaid assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. Again, for purposes of calculating the amount that an institution will prepay, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012. The Company's prepaid assessment amount was approximately $3,426,570 and was collected by the FDIC on December 31, 2009. At least semi-annually hereafter, the FDIC will update its loss and income projections for the DIF. If necessary to return the reserve ratio to its mandated minimum, the FDIC could increase assessment rates during its restoration period, which could have an adverse impact on the Company’s results of operations.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to the Company’s adherence to financial reporting, disclosure and corporate governance policies and procedures.

Slower than anticipated growth in new branches and new product and service offerings could result in reduced income.

The Company has placed a strategic emphasis on expanding its branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The Company is substantially dependent on dividends from the Bank for its revenues.

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on its common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to the Company.

Potential acquisitions may disrupt the Company’s business and dilute shareholder value.

From time to time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company.

•	exposure to potential asset quality issues of the target company.

•	difficulty and expense of integrating the operations and personnel of the target company.

•	potential disruption to the Company’s business.

•	potential diversion of management’s time and attention.

•	the possible loss of key employees and customers of the target company.

•	difficulty in estimating the value of the target company.

•	potential changes in banking or tax laws or regulations that may affect the target company.

In addition, acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may not be able to attract and retain skilled people.

The Company’s success depends in part on its ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of the Company’s size. Competition for such personnel is strong in the banking industry, and the Company may not be successful in attracting or retaining the personnel it requires. The unexpected loss of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacements. The Company expects to effectively compete in this area by offering financial packages that are competitive within the industry.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will be prevented, and if they occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

The Company continually encounters technological change.

The Company’s industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the Company’s industry could have a material adverse impact on its business and, in turn, the Company’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

While the Company continually attempts to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Deposit run-off risks.

The Company relies significantly upon deposits for liquidity and funding business operations. Generally deposits are a relatively stable and cost-effective source of funding for banks due to many factors, including FDIC deposit insurance. Changes in deposit levels can be influenced substantially by many factors, including customer satisfaction and the interest rates offered to deposit customers. Those rates, in turn, generally reflect prevailing market conditions. During 2008, the media has highlighted the risk of an extreme form of deposit run-off, sometimes referred to as a “run on the bank.” More moderate levels of run-off can adversely affect banks but are less dramatic and have been significantly less reported. The increased level of public concern created by the current adverse business environment, punctuated by media reports of potential or actual bank failures, have increased the risk of some level of deposit run-off for all depository institutions at the present time. That increased run-off risk applies both generally and in relation to deposits that exceed FDIC insurance coverage. To manage this risk, the Company maintains cash reserves and access to other liquidity sources to accommodate normal and, to a degree, unusual withdrawal activity, and the Company strives to respond promptly and accurately to any customer concerns that might arise.

The can be no assurance that the enacted Emergency Economic Stabilization Act of 2008 will help stabilize the United States financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the United States Congress on September 20, 2008 in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The United States Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Risks Associated With the Company’s Common Stock

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the banking and financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

Additionally, general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other larger bank holding companies.

The Company’s common stock is listed for trading on The NASDAQ Global Market, having transferred the listing of its common stock from the American Stock Exchange in November 2006. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of its common stock.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

Our Articles of Incorporation and Bylaws, as well as certain banking laws, may have an anti-takeover effect.

Provisions of our Articles of Incorporation, Bylaws, Shareholder Rights Plan, which are exhibits to this Annual Report on Form 10-K, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 22 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston, Kemper, Forrest and Lamar counties, Mississippi. The Company also operates a loan production office in Biloxi, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	Trust
	(601) 656-4692	24 Hour Teller

Eastside Branch	599 East Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	802 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Pearl River Branch	110 Choctaw Town Center	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4971

Union Branch	502 Bank Street	Full Service
Union, Mississippi
(601) 774-9231

Carthage Main Office	301 West Main Street	Full Service
Carthage, Mississippi
(601) 267-4525

Madden Branch	53 Dr. Brantley Drive	Deposits
Madden, Mississippi
(601) 267-7366

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	176 Main Avenue	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	27597 Highway 16 East	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Eastgate Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15330 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	100 East Main Street	Full Service
	Louisville, MS	24 Hour Teller
(662) 773-6261

Louisville Industrial Branch	803 South Church Street	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 East Main Street	Deposits
Noxapater, MS
(662) 724-4261

Starkville Branch	201 Highway 12 West	Full Service
	Starkville, MS 39759	24 Hour Teller
(662) 323-4210

Collinsville Branch	9065 Collinsville Road	Full Service
	Collinsville, MS 39325	24 Hour Teller
(601) 626-7608

Meridian Mid-Town	905 22nd Avenue	Full Service
	Meridian, MS 39301	24 Hour Teller
(601) 482-8858

Meridian Broadmoor	5015 Highway 493	Full Service
	Meridian, MS 39305	24 Hour Teller
(601) 581-1541

Hattiesburg	15 Millbranch Road	Full Service
Hattiesburg, MS 39402
(601) 264-4425

Biloxi Loan Production Office	1765 Popps Ferry Road	Loans
Biloxi, MS 39532
(228) 594-6913

The Bank owns its main office and its branch offices, except for the Pearl River branch office, the Hattiesburg branch office, the Biloxi Loan Production Office and the Meridian Mid-Town Branches, which are leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. A renovation of the first floor of this building, including the main banking lobby was completed in August 2006. The other branches range in size from nearly 4,000 square feet to 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009, 2008 and 2007 - Selected Financial Data” in the 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009, 2008 and 2007” in the 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2009 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2010, relating to its 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics and Code of Conduct in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. Copies of both the Code of Ethics and the Code of Conduct can be found on the Company’s website: http://www.citizensholdingcompany.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics and the Code of Conduct by posting information on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders(1)	240,150	$19.38	44,700	(2)

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	240,150	$19.38	44,700

(1)	Two equity compensation plans have been approved by the shareholders: the 1999 Directors’ Stock Compensation Plan and the 1999 Employees’ Long-Term Incentive Plan.
(2)

Includes 44,700 shares that remain available for future issuance under the 1999 Directors’ Stock Compensation Plan. The 1999 Employees’ Long-Term Incentive Plan (“LTIP”) expired during 2009 and was not renewed at that time.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3- Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2009, relating to its 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2007, 2008 and 2009, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

(ii)	Management’s Assessment of Internal Control over Financial Reporting

(iii)	Consolidated Balance Sheets

(iv)	Consolidated Statements of Income

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Changes in Shareholders’ Equity

(vii)	Consolidated Statements of Cash Flows

(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

3(i)	Amended Articles of Incorporation of the Company	*

3(ii)	Amended and Restated Bylaws of the Company, as amended	**

4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*

10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

10(f)	Supplemental Executive Retirement Plan	****†

13	2009 Annual Report to Shareholders

14	Code of Ethics	*****

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-25221) filed on March 15, 2007 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004, as updated on our website, http://www.citizensholdingcompany.com and the Code of Ethics incorporated herein by reference.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 11, 2010	By:	/S/ GREG L. MCKEE
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/S/ TERRELL E. WINSTEAD	Director	March 11, 2010
Terrell E. Winstead

/S/ DAVID A. KING	Director	March 11, 2010
David A. King

/S/ CRAIG DUNGAN	Director	March 11, 2010
Craig Dungan, MD

/S/ DON L. FULTON	Director	March 11, 2010
Don L. Fulton

/S/ DAVID P. WEBB	Director	March 11, 2010
David P. Webb

/S/ A. T. WILLIAMS	Director	March 11, 2010
A.T. Williams

/S/ GREG L. MCKEE	Director, President and	March 11, 2010
Greg L. McKee	Chief Executive Officer
(Principal Executive Officer)

/S/ ROBERT T. SMITH	Treasurer, Chief Financial Officer	March 11, 2010
Robert T. Smith	(Principal Financial & Accounting Officer)

/S/ HERBERT A. KING	Chairman of the Board	March 11, 2010
Herbert A. King

/S/ ADAM MARS	Director	March 11, 2010
Adam Mars

/S/ DONALD L. KILGORE	Director	March 11, 2010
Donald L. Kilgore

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2009 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer