Form 10-K/A
period 2009-12-31
CITIZENS HOLDING CO /MS/
filed 2010-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15375

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 601-656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	The NASDAQ Global Market

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

Explanatory Note: We are filing this Amendment No. 1 on Form 10-K (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 to file the correct cover letter to our annual report, which is filed as Exhibit 13 to Form 10-K. The prior cover letter to our annual report filed with the original Form 10-K should be disregarded.

Except as set forth below, this Form 10-K does not modify, amend or update in any way any other items or disclosure in the Form
10-K. This Form 10-K continues to speak as of the date of the original Form 10-K and does not reflect events occurring after the filing of the original Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Holding Company

Date: March 15, 2010	By:	/S/ GREG L. MCKEE
Greg L. McKee,
President and Chief Executive Officer

Date: March 15, 2010	By:	/S/ ROBERT T. SMITH
Robert T. Smith, Treasurer and Chief Financial Officer