Form 10-Q
period 2010-03-31
CITIZENS HOLDING CO /MS/
filed 2010-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2010:

Title	Outstanding
Common Stock, $0.20 par value	4,831,061

CITIZENS HOLDING COMPANY

FIRST QUARTER 2010 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$21,489,132	$15,365,612
Interest bearing deposits with other banks	26,157,209	5,232,723
Federal funds sold	12,500,000	—
Investment securities available for sale, at fair value	290,492,934	318,403,999
Loans, net of allowance for loan losses of $5,726,793 in 2010 and $5,525,903 in 2009	440,793,446	441,694,562
Premises and equipment, net	17,963,825	18,124,109
Other real estate owned, net	2,721,200	3,229,180
Accrued interest receivable	6,099,344	6,048,718
Cash value of life insurance	18,926,574	18,783,333
Intangible assets, net	3,549,821	3,595,994
Other assets	8,450,228	9,525,598

TOTAL ASSETS	$849,143,713	$840,003,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$92,787,597	$87,116,776
Interest-bearing NOW and money market accounts	177,938,301	183,971,551
Savings deposits	36,634,237	34,466,029
Certificates of deposit	267,915,534	264,248,229

Total deposits	575,275,669	569,802,585

Federal funds purchased	—	—
Securities sold under agreement to repurchase	103,003,897	114,753,010
Federal Home Loan Bank advances	86,400,000	74,400,000
Accrued interest payable	827,612	778,989
Deferred compensation payable	3,985,365	3,870,344
Other liabilities	2,272,140	1,801,436

Total liabilities	771,764,683	765,406,364

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,829,561 shares outstanding at March 31, 2010 and 4,838,187 shares outstanding at December 31, 2009	965,912	967,637
Additional paid-in capital	2,849,897	3,087,738
Retained earnings	72,373,733	71,412,383
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $707,622 in 2010 and ($517,734) in 2009	1,189,488	(870,294)

Total stockholders’ equity	77,379,030	74,597,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$849,143,713	$840,003,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Loan income, including fees	$7,253,309	$7,341,401
Investment securities	2,611,138	2,631,710
Other interest	10,770	9,656

Total interest income	9,875,217	9,982,767

INTEREST EXPENSE
Deposits	1,424,732	2,411,897
Other borrowed funds	885,180	820,039

Total interest expense	2,309,912	3,231,936

NET INTEREST INCOME	7,565,305	6,750,831

PROVISION FOR LOAN LOSSES	624,956	316,012

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,940,349	6,434,819

OTHER INCOME
Service charges on deposit accounts	964,778	914,889
Other service charges and fees	373,826	323,431
Other income	284,528	323,396

Total other income	1,623,132	1,561,716

OTHER EXPENSES
Salaries and employee benefits	3,400,361	3,143,628
Occupancy expense	945,388	953,411
Other operating expense	1,677,383	1,526,620

Total other expenses	6,023,132	5,623,659

INCOME BEFORE PROVISION FOR INCOME TAXES	2,540,349	2,372,876

PROVISION FOR INCOME TAXES	564,792	514,232

NET INCOME	$1,975,557	$1,858,644

NET INCOME PER SHARE
-Basic	$0.41	$0.38

-Diluted	$0.41	$0.38

DIVIDENDS PAID PER SHARE	$0.21	$0.20

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income	$1,975,557	$1,858,644

Other comprehensive income, net of tax

Unrealized holding gains	2,059,782	603,487

Total other comprehensive income	2,059,782	603,487

Comprehensive income	$4,035,339	$2,462,131

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$4,669,641	$3,408,292

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	42,977,236	41,940,317
Proceeds from sales of securities available for sale	29,454,187	3,114,536
Purchases of investment securities available for sale	(42,233,286)	(60,437,415)
Net change in securities sold under agreement to repurchase	(11,749,113)	21,978,629
Purchases of bank premises and equipment	(137,130)	(1,274,394)
Increase in interest bearing deposits with other banks	(20,924,486)	326,796
Net increase in federal funds sold	(12,500,000)	(4,200,000)
Proceeds from sale of other real estate acquired by foreclosure	206,000	340,434
Net decrease (increase) in loans	141,160	(13,142,680)

Net cash used by investing activities	(14,765,432)	(11,353,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,473,085	18,670,646
Proceeds from exercising stock options	55,980	191,640
Increase in Federal Home Loan Bank advances	12,000,000	—
Repurchase of stock	(295,546)	(248,591)
Decrease in federal funds purchased	—	(21,000,000)
Payment of dividends	(1,014,208)	(970,679)

Net cash provided (used) by financing activities	16,219,311	(3,356,984)

Net increase (decrease) in cash and due from banks	6,123,520	(11,302,469)

Cash and due from banks, beginning of period	15,365,612	28,844,221

Cash and due from banks, end of period	$21,489,132	$17,541,752

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2010

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2010, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $39,788,524 compared to an aggregate unused balance of $35,605,204 at December 31, 2009. There were $3,222,209 of letters of credit outstanding at March 31, 2010 and $8,592,050 at December 31, 2009. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provisions are made for anticipated losses whenever management believes that such losses are probable

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding granted stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended March 31,
	2010	2009
Basic weighted average shares outstanding	4,831,879	4,851,339
Dilutive effect of granted options	38,178	36,138

Diluted weighted average shares outstanding	4,870,057	4,887,477

Net income	$1,975,557	$1,858,644
Net income per share-basic	$0.41	$0.38
Net income per share-diluted	$0.41	$0.38

Note 4. Stock Option Plan

At March 31, 2010, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan. Prior to it expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees Plan. The Corporation accounts for these plans under the stock compensation topic of the FASB Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

To determine the expected term of the options granted, the Corporation chose to use the “simplified” method for “plain vanilla” options as detailed in the stock compensation topic of the ASC for those options granted prior to December 31, 2007. Beginning with options granted after that date, the Corporation uses the Black-Scholes option pricing model. Volatility is determined by using the standard deviation of the differences of the closing stock price of the Corporation’s common stock as quoted on the American Stock Exchange (through November 15, 2006, the date of the transfer of the listing of the Corporation’s common stock to The NASDAQ Global Market) or The NASDAQ Global Market (since November 16, 2006) on or about the 15th of each month starting January 15, 2002. Stock prices prior to that date experienced volatility that is not representative of the volatility experienced since that time and therefore are not used in this calculation.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options before six months and one day after the grant date constitutes a de facto vesting schedule and must be considered. The stock compensation topic of the ASC states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on its analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period and the compensation costs should be amortized over this six month period.

On April 29, 2009, the members of the Board of Directors were granted a total of 13,500 options as specified in the 1999 Directors’ Stock Compensation Plan, or the Directors’ Plan. These options were granted at an exercise price of $21.75 per option, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 30, 2009 and must be exercised no later than April 29, 2019. No options were granted to officers during 2009.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2009.

Assumption	Directors
Dividend Yield	3.70%
Risk-Free Interest Rate	2.23%
Expected Life	7.8 years
Expected Volatility	64.24%
Calculated Value per Option	$9.96
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan in April 2009 was $134,952 and should be recognized as an expense of $22,492 per month over the six month requisite service period, beginning in April 2009. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $49,932, or $8,322 per month, over the six month requisite service period, beginning in April 2009.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

The following table below is a summary of the stock option activity for the three months ended March 31, 2010.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	88,500	$18.96	151,650	$19.63
Granted	—	—	—	—
Exercised	(1,500)	11.00	(3,000)	13.16
Expired	—	—	—	—

Outstanding at March 31, 2010	87,000	$19.10	148,650	$19.76

The intrinsic value of options granted under the Directors’ Plan at March 31, 2010 was $485,460 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2010 was $731,358 for a total intrinsic value at March 31, 2010 of $1,216,818.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2010, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2010 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. The Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2009.

Note 6. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB 51, (“SFAS 160”), codified in the Consolidation Topic of the ASC. This standard amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted the provisions of SFAS 160 effective January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and Disclosures, (“SFAS 157”), as codified in the Fair Value Measurements and Disclosures Topic (“Fair Value Topic”) of the ASC. This statement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. The partial adoption of SFAS 157 did not have any impact on our financial position or results of operations. Effective January 1, 2009, the Corporation adopted the remaining provisions of SFAS 157 that were delayed by the issuance of FSP FAS 157-2, Effective Date of SFAS 157. The adoption of the remaining provisions of the Fair Value Topic, relating to nonfinancial assets and liabilities, did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS 161, Disclosure about Derivative Instruments and Hedging Activities-an Amendment of FAS 153, (“SFAS 161”), codified in the Derivatives and Hedging Topic of the ASC. This update changes the existing disclosure requirements. SFAS 161 now requires enhanced disclosures about an entity’s derivative and hedging activities. The Corporation adopted SFAS 161 effective January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

In December 2008, the FASB issued FAS FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132-1”), codified in the Compensation-Retirement Benefits Topic of the ASC. FSP 132-1 requires further disclosures about the fair value measurements of an employer’s benefit plan assets, including disclosures about the following: how investment allocation decisions are made, including the factors material to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by Fair Value Topic of the ASC, of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on changes in plan assets; and significant concentrations of risk within plan assets. FSP 132-1 is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted. The Corporation is currently in the process of evaluating the impact of adopting FSP 132-1 on its financial statements.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”), as codified in the Investments Topic of the ASC, which amends the existing guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements. EITF 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008, and was to be applied prospectively. Retroactive application was not permitted. The Corporation adopted EITF 99-20-1 on January 1, 2009 with no material impact on its financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), codified in the Business Combinations Topic of the ASC. FSP 141(R)-1 amends and clarifies existing guidance to address the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value, at the acquisition date, of an asset acquired or liability assumed cannot be determined, FSP 141(R)-1 requires using the guidance under the Contingencies Topic of the ASC. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 will impact the Corporation’s accounting for and reporting of acquisitions completed after January 1, 2009.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•	FSP FAS 157-4 as codified in the Fair Value Topic of the ASC

•	FSP FAS 115-2 and 124-2 as codified in the investments topic of the ASC

•	FSP FAS 107-1 and APB 28-1 as codified in the financial instruments topic of the ASC

FSP FAS 157-4 indicates that when determining the fair value of an asset or liability that is not a Level 1 fair value measurement, an entity should assess whether the volume and level of activity for the asset or liability have significantly decreased when compared with normal market conditions. If the entity concludes that there has been a significant decrease in the volume and level of activity, a quoted price (e.g., observed transaction) may not be determinative of fair value and may require a significant adjustment. FSP FAS 115-2 and 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. These statements also modify the presentation of other-than-temporary impairment losses and increase the frequency of and expand already required disclosures about other-than-temporary impairment for debt and equity securities. FSP FAS 107-1 and APB 28-1 requires publicly traded companies to disclose the fair value of financial instruments within the scope of the Financial Instruments Topic of the ASC in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Corporation adopted the provisions these staff positions effective for the second quarter ended June 30, 2009. The adoption of these staff positions did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”), codified in the Subsequent Events Topic of the ASC. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. The Corporation adopted the provisions of FAS 165 effective in June 2009. The adoption of this statement did not have a material effect on our financial position or results of operations. The Corporation evaluated subsequent events through the date of issuance of the financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets-an Amendment of FAS 140, (“SFAS 166”), codified in the Transfers and Servicing Topic of the ASC. The objective of this standard is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The amendment presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 166. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under SFAS 166. We do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

In June 2009, the FASB issued FAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162, which created the FASB ASC. This codification is the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted the provisions of the ASC effective September 30, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, (“ASU 2009-05”) which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Corporation adopted ASU 2009-05 effective October 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurement and Disclosures, (“ASU 2010-06”) which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. ASU 2010-06 clarifies and increases the disclosure requirements for fair value measurements and will not have a material effect on our financial position, results of operations or stockholders’ equity.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

Note 7. Fair Value of Financial Instruments

The Financial Instruments Topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The Financial Instruments Topic of the ASC excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation and may not be indicative of amounts that might ultimately be realized upon disposition or settlement of those assets and liabilities.

The Fair Value Topic of the ASC establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This topic also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value estimates, methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments were:

Cash and Due from Banks and Interest Bearing Deposits with Banks

The carrying amounts reported in the balance sheet for these instruments approximate fair value because of their immediate and shorter-term maturities.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

Securities Available-for-Sale

Fair values for investment securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. When neither quoted prices nor comparable instruments are available, unobservable inputs are needed to form an expected future cash flow analysis to establish fair values. Level 2 securities include debt securities including obligations of United States government agencies and corporations, mortgage-backed securities and state, county and municipal bonds. Level 3 securities consist of a pooled trust preferred security.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$288,298,619	$2,194,315	$290,492,934

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$316,258,603	$2,145,396	$318,403,999

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2010	$2,145,396
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	—
Other-than-temporary impairment included in other comprehensive income	—
Other gains/losses included in other comprehensive income	48,919
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$2,194,315

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—

As of March 31, 2010, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other than temporary impairment exists.

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

Impaired Loans

Loans considered impaired as defined in the Receivables topic of the ASC, are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

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

Other real estate owned

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

For assets measured at fair value on a nonrecurring basis during 2010 that were still held in the balance sheet at March 31, 2010, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$10,312,419	$10,312,419
Other real estate owned	—	—	2,721,200	2,721,200

	$—	$—	$13,033,619	$13,033,619

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

For assets measured at fair value on a nonrecurring basis during 2009 that were still held in the balance sheet at December 31, 2009, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$9,899,113	$9,899,113
Other real estate owned	—	—	3,229,180	3,229,180

	$—	$—	$13,128,293	$13,128,293

Impaired loans with a carrying value of $10,312,419 had an allocated allowance for loan losses of $1,115,359 at March 31, 2010. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

The following table reports the activity for 2010 in impaired assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired Assets
Balance at January 1, 2010	$13,128,293
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	(432,880)
Other-than-temporary impairment included in other comprehensive income	—
Other gains/losses included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	338,206

Balance at March 31, 2010	$13,033,619

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$432,880

After monitoring the carrying amounts for subsequent declines or impairment after foreclosure, management determined that an impairment charge for four parcels of OREO in the total amount of $1,016,854 was necessary and was recorded during the year ended December 31, 2009. Prior to an auction of OREO on April15, 2010, the Corporation evaluated the properties scheduled for sale and took an impairment charge on those properties in the amount of $432,880.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the three months ended March 31, 2010

(Unaudited)

Federal Funds Sold and Purchased; Commercial Repurchase Agreements; Accrued Interest Receivable and Payable

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

Federal Home Loan Bank Borrowings

The fair value of FHLB advances is based on discounted cash flow analysis.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and letters of credit are estimated using fees currently charged to enter into similar agreements. The fees associated with these financial instruments are not material.

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,489,132	$21,489,132	$15,365,612	$15,365,612
Interest bearing deposits with banks	26,157,209	26,157,209	5,232,723	5,232,723
Securities available-for-sale	290,492,934	290,492,934	318,403,999	318,403,999
Net loans	440,793,446	441,097,587	441,694,562	442,075,445
Accrued interest receivable	6,099,344	6,099,344	6,048,718	6,048,718

Financial liabilities
Deposits	$575,275,669	$575,466,438	$569,802,585	$570,022,820
Federal Home Loan Bank advances	86,400,000	89,458,936	74,400,000	77,219,245
Accrued interest payable	827,612	827,612	778,989	778,989
Securities Sold under Agreement to Repurchase	103,003,897	103,003,897	114,753,010	114,753,010

CITIZENS HOLDING COMPANY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”).

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2010 was 34.37% and at December 31, 2009 was 36.93%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $575,275,669 at March 31, 2010 and $569,802,585 at December 31, 2009. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $290,492,934 invested in investment securities at March 31, 2010 and $318,403,999 at December 31, 2009. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $40,500,000 at March 31, 2010 and at December 31, 2009. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2010, the Corporation had unused and available $100,420,079 of its line of credit with the FHLB and at December 31, 2009, the Corporation had unused and available $154,754,830 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2009 to March 31, 2010 was the result of a decrease in collateral available as calculated quarterly by the FHLB and the issuance of $12 million advance.

At March 31, 2010 had $12,500,000 in federal funds sold and at December 31, 2009 the Corporation had no funds in federal funds sold. The Corporation usually invests its excess liquidity in federal funds sold on a daily basis but during these two periods left its excess funds on deposit at the Federal Reserve Bank. This placement was due to the Federal Reserve Bank paying a rate on deposits that was higher than the current Federal Funds Rate offered by commercial banks.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its investment portfolio, increases the balances in interest bearing due from accounts or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.

CAPITAL RESOURCES

The Corporation’s equity capital was $77,379,030 at March 31, 2010 as compared to $74,597,464 at December 31, 2009. The main reason for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 37,150 shares of stock in 2009. These option exercises brought the number of shares outstanding to 4,838,187 at December 31, 2009. In the first three months of 2010, one director and one officer exercised stock options for 4,500 shares of stock. Commencing March 1, 2007, the Corporation implemented a stock repurchase program under which the Corporation may repurchase up to 250,000 shares of its stock on the open market. At the end of the program, February 29, 2008, the Corporation had purchased 160,186 shares at an average price of $21.66.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation could repurchase up to 250,000 shares of the Company’s common stock on the open market. At the end of the program, April 30, 2009, the Corporation had purchased 47,284 shares at an average price of $21.17.

Commencing May 1, 2009 the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan will terminate no later than April 30, 2010. At March 31, 2010, the Corporation had purchased 46,326 shares at an average price of $22.69. This reduced the number of shares outstanding at March 31, 2010 to 4,829,561.

Cash dividends in the amount of $1,014,208, or $0.21 per share, have been paid in 2010 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2010, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk-Weighted Assets)	$78,366,513	15.01%	$41,758,054	>8.00%	$52,197,568	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	72,639,721	13.92%	20,879,027	>4.00%	31,318,541	>6.00%

Tier 1 Capital ( to Average Assets)	72,639,721	8.68%	33,475,672	>4.00%	41,844,590	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended March 31,
	2010	2009
Interest Income, including fees	$9,875,217	$9,982,767
Interest Expense	2,309,912	3,231,936

Net Interest Income	7,565,305	6,750,831
Provision for Loan Losses	624,956	316,012

Net Interest Income after
Provision for Loan Losses	6,940,349	6,434,819
Other Income	1,623,131	1,561,716
Other Expense	6,023,131	5,623,659

Income before Provision For
Income Taxes	2,540,349	2,372,876
Provision for Income Taxes	564,792	514,232

Net Income	$1,975,557	$1,858,644

Net Income Per share-Basic	$0.41	$0.38

Net Income Per Share-Diluted	$0.41	$0.38

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 10.35% for the three months ended March 31, 2010 and 10.23% for the corresponding period in 2009. The increase in ROE was caused by the increase in net income for the first three months of 2010.

The book value per share increased to $15.99 at March 31, 2010 compared to $15.42 at December 31, 2009. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2010 were $840,441,615 compared to $806,213,076 for the year ended December 31, 2009.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.18% for the first quarter of 2010 compared to 4.09% for the corresponding period of 2009. The increase in net interest margin from 2009 to 2010 is the result of a lesser decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $762,840,688 for the three months ended March 31, 2010. This represents an increase of $69,868,533, or 10.1%, over average earning assets of $692,972,155 for the three month period ended March 31, 2009. The increase in earning assets for the three months ended March 31, 2010 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $472,734,185 for the three months ended March 31, 2010. This represents an increase of $9,094,369, or 2.0%, over the average of interest bearing deposits of $463,639,816 for the three month period ended March 31, 2009. This was due to an increase in interest bearing deposits and in certificates of deposit outstanding. Other borrowed funds averaged $196,154,557 for the three months ended March 31, 2010. This represents an increase of $56,439,915, or 40.4%, over the other borrowed funds of $139,714,642 for the three month period ended March 31, 2009. This increase in other borrowed funds was due to a $48,253,626 increase in the Commercial Repo Liability, a $239,267 decrease in the ABE Loan Liability, a $3,158,889 increase in Federal Funds Purchased and a increase in the Federal Home Loan Bank advances of $5,266,667 for the three month period ended March 31, 2010 when compared to the three month period ended March 31, 2009.

Net interest income was $7,565,305 for the three month period ended March 31, 2010, an increase of $814,474 from $6,750,831 for the three month period ended March 31, 2009, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended March 31, 2010, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2009. The yield on all interest bearing assets decreased 58 basis points to 5.39% in the first quarter of 2010 from 5.97% for the same period in 2009. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2010 decreased by 78 basis points to 1.39% from 2.17% in the same period of 2009. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended March 31,
	2010	2009
Interest and Fees	$7,253,309	$7,341,401
Average Loans	451,829,997	433,990,307
Annualized Yield	6.42%	6.77%

The decrease in interest rates in the three month period ended March 31, 2010 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

CREDIT LOSS EXPERIENCE

As a natural corollary to the Corporation’s lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the overall creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Corporation attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which the Corporation’s management determines require further monitoring and supervision, are segregated and reviewed on a regular basis. Significant problem loans are reviewed on a monthly basis by the Corporation’s Board of Directors.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2010	Year Ended December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$446,833,925	$447,519,944	$(686,019)	-0.15%
Allowance for Loan Losses	5,726,793	5,525,903	200,890	3.64%
Nonaccrual Loans	10,312,419	9,899,113	413,306	4.18%
Ratios:
Allowance for loan losses to gross loans	1.28%	1.23%
Net loans charged off to allowance for loan losses	7.41%	35.60%

The provision for loan losses for the three months ended March 31, 2010 was $624,956, an increase of $308,944 from the $316,012 provision for the same period in 2009. The increase in our loan loss provisions is a result of slightly higher loan losses and management’s assessment of inherent loss in the loan portfolio including the impact caused by current local and national economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans.

For the three months ended March 31, 2010, net loan losses charged to the allowance for loan losses totaled $424,066, an increase of $265,780 from the $158,286 charged off in the same period in 2009.

Management of the Corporation reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2010 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2010 was $1,623,132, an increase of $61,416, or 3.9%, over the same period in 2009. Service charges on deposit accounts increased by $49,889, or 5.5%, to $964,778 in the three months ended March 31, 2010 compared to $914,889 for the same period in 2009. Other service charges and fees increased by $50,395, or 15.6%, in the three months ended March 31, 2010 compared to the same period in 2009. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement:

	Three months ended March 31,
Other Income	2010	2009
BOLI Insurance	$105,000	$181,409
Mortgage Loan Origination Income	26,795	59,248
Other Income	152,733	82,739

Total Other Income	$284,528	$323,396

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended March 31, 2010 and 2009 were $6,023,132 and $5,623,659, respectively, an increase of $399,473, or 7.1%, from 2009 to 2010. Salaries and benefits increased to $3,400,361 for the three months ended March 31, 2010 from $3,143,628 for the same period in 2009. This represents an increase of $256,733, or 8.2%. This increase was the result of an increase in staffing related to expansion and normal yearly increases to staff. Occupancy expense decreased by $8,023, or 0.8%, to $945,388 for the three months ended March 31, 2010 when compared to the same period of 2009. This also reflects the increase in expenses due to the addition of new branches.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended March 31,
Other Operating Expense	2010	2009
Intangible Amortization	$46,173	$46,173
Advertising	129,953	172,196
Office Supplies	111,667	125,126
Legal and Audit Fees	118,352	128,499
Telephone expense	140,309	139,796
Postage and Freight	76,611	89,454
Loan Collection Expense	146,033	58,267
Other Losses	17,147	69,077
Other expenses	891,138	698,032

Total Other Expense	$1,677,383	$1,526,620

The Corporation’s efficiency ratio for the three months ended March 31, 2010 was 63.26% compared to the 65.36% for the same period in 2009. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$47,646,341	$20,598,335	$27,048,006	131.31%
Investment Securities	290,492,934	318,403,999	(27,911,065)	-8.77%
Loans, net	440,793,446	441,694,562	(901,116)	-0.20%
Total Assets	849,143,713	840,003,828	9,139,885	1.09%

Total Deposits	575,275,669	569,802,585	5,473,084	0.96%

Total Stockholders’ Equity	77,379,030	74,597,464	2,781,566	3.73%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2010 was $47,646,341, an increase of $27,048,006 from the balance of $20,598,335 at December 31, 2009 due to an increase in the availability of cash letters sent for collection on the last day of the period and an increase in interest bearing accounts. The rate paid on deposit at the Federal Reserve Bank was greater than the Federal Funds Sold rate paid by correspondent banks.

PREMISES AND EQUIPMENT

During the quarter ended March 31, 2010, premises and equipment decreased by $160,284, or 0.9%, to $17,963,825 when compared to $18,124,109 at December 31, 2009. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio is made up of United States Treasury Notes, United States Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2010 decreased $27,911,065, or 8.8%, to $290,492,934 from the balance at December 31, 2009. This decrease is due to sales, maturities and calls of securities in our investment portfolio that were not reinvested, as a strategy to reallocate some funds to more liquid assets as part of our on-going management of liquidity sources and needs.

LOANS

The loan balance decreased by $901,116 during the quarter ended March 31, 2010 to $440,793,446 from $441,694,562 at December 31, 2009. Loan demand, especially in the commercial and industrial loan category was weak during the quarter. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	March 31, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$92,787,597	$87,116,776	$5,670,821	6.51%
Interest-bearing Deposits	177,938,301	183,971,551	(6,033,250)	-3.28%
Savings	36,634,237	34,466,029	2,168,208	6.29%
Certificates of Deposit	267,915,534	264,248,229	3,667,305	1.39%

Total Deposits	$575,275,669	$569,802,585	$5,473,084	0.96%

All classifications of deposits, with the exception of interest-bearing deposits, increased during the quarter ended March 31, 2010. The Corporation decreased its rates paid on interest bearing deposits in response to the rates paid in our market area brought about by the increases in deposits. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following discussion outlines specific risks that could affect the Corporation’s ability to compete, change the Corporation’s risk profile, or eventually impact the Corporation’s financial results. The risks the Corporation faces generally are similar to those experienced, to varying degrees, by all financial services companies.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 2010, the Corporation had $5.727 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates: it is flat when short-term rates are equal, or nearly equal, to long-term rates: and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently the yield curve is

Regulatory and Legal Risks

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

The Corporationalso face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of the Corporation’s most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may recognize a significant provision for impairment of the Corporation’s mortgage servicing rights, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation make today.

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

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended March 31, 2010:

Period	( a ) Total Number of Shares Purchased (1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31	5,126	$22.53	5,126	—
February 1 to February 28	5,600	22.10	5,600	—
March 1 to March 31	2,400	23.45	2,400	203,674

Total	13,126	$22.51	13,126	203,674

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On April 28, 2009, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2009 and will terminate no later than April 30, 2010. As of March 31, 2010, 46,326 shares of the Corporation’s common stock had been purchased and 203,674 shares under the plan were not purchased. All share purchases during 2009 and 2010 were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/S/ GREG L. MCKEE	BY:	/S/ ROBERT T. SMITH
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer

DATE: May 6, 2010		DATE: May 6, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.