Form 10-Q
period 2010-06-30
CITIZENS HOLDING CO /MS/
filed 2010-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0666512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

601-656-4692

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑   No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2010:

Title	Outstanding
Common Stock, $0.20 par value	4,838,411

CITIZENS HOLDING COMPANY

SECOND QUARTER 2010 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$18,620,830	$15,365,612
Interest bearing deposits with other banks	20,325,471	5,232,723
Investment securities available for sale, at fair value	300,280,855	318,403,999
Loans, net of allowance for loan losses of $6,014,348 in 2010 and $5,525,903 in 2009	428,479,465	441,694,562
Premises and equipment, net	18,696,313	18,124,109
Other real estate owned, net	2,953,611	3,229,180
Accrued interest receivable	4,999,308	6,048,718
Cash value of life insurance	19,102,131	18,783,333
Intangible assets, net	3,503,648	3,595,994
Other assets	8,762,097	9,525,598

TOTAL ASSETS	$825,723,729	$840,003,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$87,392,851	$87,116,776
Interest-bearing NOW and money market accounts	158,221,205	183,971,551
Savings deposits	37,328,197	34,466,029
Certificates of deposit	266,651,583	264,248,229

Total deposits	549,593,836	569,802,585

Securities sold under agreement to repurchase	104,337,799	114,753,010
Federal Home Loan Bank advances	86,400,000	74,400,000
Accrued interest payable	668,690	778,989
Deferred compensation payable	4,102,366	3,870,344
Other liabilities	1,960,690	1,801,436

Total liabilities	747,063,381	765,406,364

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,838,411 shares outstanding at June 30, 2010 and 4,838,187 shares outstanding at December 31, 2009	967,682	967,637
Additional paid-in capital	2,985,847	3,087,738
Retained earnings	73,053,770	71,412,383
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $983,393 in 2010 and ($517,734) in 2009	1,653,049	(870,294)

Total stockholders’ equity	78,660,348	74,597,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,723,729	$840,003,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loan income, including fees	$7,011,615	$7,297,723	$14,264,924	$14,639,124
Investment securities	2,417,028	2,969,806	5,028,166	5,601,516
Other interest	23,192	3,819	33,962	13,475

Total interest income	9,451,835	10,271,348	19,327,052	20,254,115

INTEREST EXPENSE
Deposits	1,361,998	2,061,675	2,786,730	4,473,572
Other borrowed funds	878,569	818,365	1,763,749	1,638,404

Total interest expense	2,240,567	2,880,040	4,550,479	6,111,976

NET INTEREST INCOME	7,211,268	7,391,308	14,776,573	14,142,139

PROVISION FOR LOAN LOSSES	695,255	824,333	1,320,211	1,140,345

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,516,013	6,566,975	13,456,362	13,001,794

OTHER INCOME
Service charges on deposit accounts	1,020,995	1,013,878	1,985,773	1,928,767
Other service charges and fees	372,571	345,754	746,397	669,185
Other income	372,125	519,793	656,653	843,189

Total other income	1,765,691	1,879,425	3,388,823	3,441,141

OTHER EXPENSES
Salaries and employee benefits	3,448,339	3,221,717	6,848,700	6,365,345
Occupancy expense	992,962	1,008,566	1,938,350	1,961,977
Other operating expense	1,727,928	1,867,675	3,405,311	3,394,295

Total other expenses	6,169,229	6,097,958	12,192,361	11,721,617

INCOME BEFORE PROVISION FOR INCOME TAXES	2,112,475	2,348,442	4,652,824	4,721,318

PROVISION FOR INCOME TAXES	416,371	508,395	981,163	1,022,627

NET INCOME	$1,696,104	$1,840,047	$3,671,661	$3,698,691

NET INCOME PER SHARE
-Basic	$0.35	$0.38	$0.76	$0.76

-Diluted	$0.35	$0.37	$0.75	$0.75

DIVIDENDS PAID PER SHARE	$0.21	$0.20	$0.42	$0.40

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,696,104	$1,840,047	$3,671,661	$3,698,691

Other comprehensive income, net of tax

Unrealized holding gains (losses)	404,230	(2,657,768)	1,905,330	(2,072,173)

Reclassification adjustment for gains included in net income	59,331	201,171	618,013	219,063

Total other comprehensive income (loss)	463,561	(2,456,597)	2,523,343	(1,853,110)

Comprehensive income (loss)	$2,159,665	$(616,550)	$6,195,004	$1,845,581

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$7,772,004	$6,130,033

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	96,061,186	82,267,657
Proceeds from sales of securities available for sale	30,072,201	8,379,286
Purchases of investment securities available for sale	(105,237,061)	(139,809,214)
Net change in securities sold under agreement to repurchase	(10,415,211)	29,649,984
Purchases of bank premises and equipment	(1,197,496)	(1,674,720)
(Increase) decrease in interest bearing deposits with other banks	(15,092,748)	209,712
Proceeds from sale of other real estate acquired by foreclosure	819,200	390,434
Net decrease (increase) in loans	10,889,386	(14,287,097)

Net cash provided (used) by investing activities	5,899,457	(34,873,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(20,208,749)	25,199,406
Proceeds from exercising stock options	189,161	378,389
Increase in Federal Home Loan Bank advances	12,000,000	10,000,000
Repurchase of stock	(366,381)	(339,449)
Decrease in federal funds purchased	—	(14,800,000)
Payment of dividends	(2,030,274)	(1,940,989)

Net cash (used) provided by financing activities	(10,416,243)	18,497,357

Net increase (decrease) in cash and due from banks	3,255,218	(10,246,568)

Cash and due from banks, beginning of period	15,365,612	28,844,221

Cash and due from banks, end of period	$18,620,830	$18,597,653

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2010

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2010, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $45,331,357 compared to an aggregate unused balance of $35,605,204 at December 31, 2009. There were $3,175,209 of letters of credit outstanding at June 30, 2010 and $8,592,050 at December 31, 2009. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

As of and for the six months ended June 30, 2010

(Unaudited)

counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	4,833,609	4,852,856	4,832,749	4,851,086
Dilutive effect of granted options	22,588	63,424	32,882	48,300

Diluted weighted average shares outstanding	4,856,197	4,916,280	4,865,631	4,899,386

Net income	$1,696,104	$1,840,047	$3,671,661	$3,698,691
Net income per share-basic	$0.35	$0.38	$0.76	$0.76
Net income per share-diluted	$0.35	$0.37	$0.75	$0.75

Note 4. Stock Option Plan

At June 30, 2010, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees Plan. The Corporation accounts for these plans under the stock compensation topic of the FASB Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

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

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options lapse six months and one day after the grant date, which constitutes a de facto vesting schedule, and must be considered. The stock compensation topic of the ASC states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on an analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period and the compensation costs should be amortized over that six month period.

On April 28, 2010, the members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $25.72 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 29, 2010 and must be exercised no later than April 28, 2020. No options were granted to officers during 2010.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2010.

Assumption	Directors
Dividend Yield	4.86%
Risk-Free Interest Rate	2.24%
Expected Life	7.9 years
Expected Volatility	69.40%
Calculated Value per Option	$11.17
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan in April 2010 was $150,748 and should be recognized as an expense of $25,124 per month over the six month requisite service period, beginning in April 2010. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $51,254, or $8,542 per month, over the six month requisite service period, beginning in April 2010.

On April 29, 2009, the members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $21.75 per option, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 30, 2009 and must be exercised no later than April 29, 2019. No options were granted to officers during 2009.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2009.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

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

The following table below is a summary of the stock option activity for the six months ended June 30, 2010.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	88,500	$18.96	151,650	$19.63
Granted	13,500	25.72	—	—
Exercised	(9,000)	11.64	(7,350)	11.49
Expired	—	—	—	—

Outstanding at June 30, 2010	93,000	$20.65	144,300	$20.04

The intrinsic value of options granted under the Directors’ Plan at June 30, 2010 was $46,200 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2010 was $104,675 for a total intrinsic value at June 30, 2010 of $150,875.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2010, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2010 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated United States federal income tax return.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

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

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets-an Amendment of FAS 140, (“SFAS 166”), codified in the Transfers and Servicing Topic of the ASC. The objective of this standard is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The amendment presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 166. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under SFAS 166. SFAS 166 was effective for fiscal years beginning after November 15, 2009 and its adoption did not have a material effect on its financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Corporation adopted ASU 2009-05 effective October 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurement and Disclosures, (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. ASU 2010-06 clarifies and increases the disclosure requirements for fair value measurements and will not have a material effect on the Corporation’s financial position, results of operations or stockholders’ equity.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new disclosures required by the ASU.

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

As of and for the six months ended June 30, 2010

(Unaudited)

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$298,084,949	$2,195,906	$300,280,855

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale	$—	$316,258,603	$2,145,396	$318,403,999

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2010	$2,145,396
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	—
Other-than-temporary impairment included	—
in other comprehensive income	—
Other gains/losses included in other comprehensive income	50,510
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$2,195,906

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—

As of June 30, 2010, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other than temporary impairment exists.

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

As of and for the six months ended June 30, 2010

(Unaudited)

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

For assets measured at fair value on a nonrecurring basis during 2010 that were still held in the balance sheet at June 30, 2010, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$12,414,843	$12,414,843
Other real estate owned	—	—	2,953,611	2,953,611

	$—	$—	$15,368,454	$15,368,454

For assets measured at fair value on a nonrecurring basis during 2009 that were still held in the balance sheet at December 31, 2009, the following table provides the hierarchy level and the fair value of the related assets:

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$9,899,113	$9,899,113
Other real estate owned	—	—	3,229,180	3,229,180

	$—	$—	$13,128,293	$13,128,293

Impaired loans with a carrying value of $12,414,843 had an allocated allowance for loan losses of $1,477,863 at June 30, 2010. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

The following table reports the activity for 2010 in impaired assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired Assets
Balance at January 1, 2010	$13,128,293
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	(432,880)
Other-than-temporary impairment included	—
in other comprehensive income	—
Other gains/losses included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	2,673,041

Balance at June 30, 2010	$15,368,454

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$432,880

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

As of and for the six months ended June 30, 2010

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$18,620,830	$18,620,830	$15,365,612	$15,365,612
Interest bearing deposits with banks	20,325,471	20,325,471	5,232,723	5,232,723
Securities available-for-sale	300,280,855	300,280,855	318,403,999	318,403,999
Net loans	428,479,465	428,659,720	441,694,562	442,075,445
Accrued interest receivable	4,999,308	4,999,308	6,048,718	6,048,718

Financial liabilities
Deposits	$549,593,836	$549,773,375	$569,802,585	$570,022,820
Federal Home Loan Bank advances	86,400,000	90,416,378	74,400,000	77,219,245
Accrued interest payable	668,690	668,690	778,989	778,989
Securities Sold under Agreement to Repurchase	104,337,799	104,337,799	114,753,010	114,753,010

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the six months ended June 30, 2010

(Unaudited)

Note 8. Subsequent Events

The Corporation has evaluated all subsequent events for potential recognition and disclosure through the date of issuance of the financial statements.

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

Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank,” and collectively with Citizens Holding Company, the “Corporation”). The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2010 was 34.59% and at December 31, 2009 was 36.93%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $549,593,836 at June 30, 2010 and $569,802,585 at December 31, 2009. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $300,280,855 invested in investment securities at June 30, 2010 and $318,403,999 at December 31, 2009. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $46,400,000 at June 30, 2010 and $40,500,000 at December 31, 2009. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2010, the Corporation had unused and available $102,304,294 of its line of credit with the FHLB and at December 31, 2009, the Corporation had unused and available $154,754,830 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2009 to June 30, 2010 was the result of a decrease in collateral available, as calculated quarterly by the FHLB, and the issuance of a $12 million advance.

At June 30, 2010 and at December 31, 2009 the Corporation had no funds in federal funds sold. The Corporation usually invests its excess liquidity in federal funds sold on a daily basis but during these two periods left its excess funds on deposit at the Federal Reserve Bank. This placement was due to the Federal Reserve Bank paying a rate on deposits that was higher than the current Federal Funds Rate offered by commercial banks.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $78,660,348 at June 30, 2010 as compared to $74,597,464 at December 31, 2009. The main reason for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 37,150 shares of stock in 2009. These option exercises brought the number of shares outstanding to 4,838,187 at December 31, 2009. In the first six months of 2010, four directors and eight officers exercised stock options for 16,350 shares of stock.

Commencing May 1, 2008 the Corporation implemented a stock repurchase program under which the Corporation could repurchase up to 250,000 shares of the Company’s common stock on the open market. At the end of the program, April 30, 2009, the Corporation had purchased 47,284 shares at an average price of $21.17.

Commencing May 1, 2009 the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan terminated April 30, 2010 and the Corporation had purchased 49,326 shares at an average price of $22.75. This reduced the number of shares outstanding at June 30, 2010 to 4,838,411.

Cash dividends in the amount of $2,030,274, or $0.42 per share, have been paid in 2010 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2010, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital (to Risk-Weighted Assets)	$79,517,998	15.61%	$40,751,462	>8.00%	$50,939,328	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	73,503,651	14.43%	20,375,731	>4.00%	30,563,597	>6.00%

Tier 1 Capital (to Average Assets)	73,503,651	8.84%	33,250,780	>4.00%	41,563,474	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income, including fees	$9,451,835	$10,271,348	$19,327,052	$20,254,115
Interest Expense	2,240,567	2,880,040	4,550,479	6,111,976

Net Interest Income	7,211,268	7,391,308	14,776,573	14,142,139
Provision for Loan Losses	695,255	824,333	1,320,211	1,140,345

Net Interest Income after
Provision for Loan Losses	6,516,013	6,566,975	13,456,362	13,001,794
Other Income	1,765,691	1,879,425	3,388,823	3,441,141
Other Expense	6,169,229	6,097,958	12,192,361	11,721,617

Income before Provision For
Income Taxes	2,112,475	2,348,442	4,652,824	4,721,318
Provision for Income Taxes	416,371	508,395	981,163	1,022,627

Net Income	$1,696,104	$1,840,047	$3,671,661	$3,698,691

Net Income Per share-Basic	$0.35	$0.38	$0.76	$0.76

Net Income Per Share-Diluted	$0.35	$0.37	$0.75	$0.75

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.67% for the three months ended June 30, 2010 and 10.02% for the corresponding period in 2009. For the six months ended June 30, 2010, ROE was 9.50% compared to 10.12% for the six months ended June 30, 2009. In both instances, the decrease in ROE was caused by the decrease in net income for the three and six months of 2010 while average equity increased.

The book value per share increased to $16.26 at June 30, 2010 compared to $15.42 at December 31, 2009. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2010 were $837,591,717 compared to $806,213,076 for the year ended December 31, 2009.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.97% for the second quarter of 2010 compared to 4.16% for the corresponding period of 2009. For the six months ended June 30, 2010 annualized net interest margin was 4.08% compared to 4.14% for the six months ended June 30, 2009. The decrease in net interest margin from 2009 to 2010 is the result of a larger decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $758,474,110 for the three months ended June 30, 2010. This represents an increase of $22,871,456, or 3.1%, over average earning assets of $735,602,654 for the three month period ended June 30, 2009. Earning assets averaged $761,247,152 for the six months ended June 30, 2010. This represents an increase of $46,841,984, or 6.6% over average earning assets of $714,405,168 for the six months ended June 30, 2009. The increase in earning assets for the three and six months ended June 30, 2010 is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $468,130,961 for the three months ended June 30, 2010. This represents a decrease of $20,686,983, or 4.2%, over the average of interest bearing deposits of $488,817,944 for the three month period ended June 30, 2009. This was due to a decrease in interest bearing deposits and in certificates of deposit outstanding. Other borrowed funds averaged $191,810,773 for the three months ended June 30, 2010. This represents an increase of $34,896,084, or 22.2%, over the other borrowed funds of $156,914,689 for the three month period ended June 30, 2009. Interest bearing deposits averaged $470,419,857 for the six month period ended June 30, 2010. This represents a decrease of $5,878,576, or 1.2% over the average of interest bearing deposits of $476,298,433 for the six month period ended June 30, 2009. This was due to a decrease in each category of deposits outstanding. Other borrowed funds averaged $193,970,665 for the six months ended June 30, 2010. This represents an increase of $45,608,485, or 30.7% over the other borrowed funds of $148,362,180 for the six month period ended June 30, 2009. This increase in other borrowed funds was due to a $39,380,913 increase in the Commercial Repo Liability, a $247,013 decrease in the ABE Loan Liability, a $1,193,923 decrease in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $7,668,509 for the six month period ended June 30, 2010 when compared to the six month period ended June 30, 2009.

Net interest income was $7,211,268 for the three month period ended June 30, 2010, a decrease of $180,040 from $7,391,308 for the three month period ended June 30, 2009, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended June 30, 2010, the rates paid on deposits and borrowed funds decreased faster than the yield on earning assets as compared to the changes in rates and yields in the same period in 2009. The yield on all interest bearing assets decreased 42 basis points to 5.15% in the second quarter of 2010 from 5.57% for the same period in 2009. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2010 decreased by 63 basis points to 1.38% from 2.01% in the same period of 2009. Net interest income was $14,776,573 for the six months ended June 30, 2010, an increase of $634,434 from the $14,142,139 for the six month period ended June 30, 2009, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the six month period ended June 30, 2010, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period of 2009. The yield on all interest bearing assets decreased 57 basis points to 5.28% in the first six months of 2010 from 5.85% for the same period in 2009. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2010 decreased 59 basis points to 1.38% from 1.97% in the same period in 2009. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest and Fees	$7,011,614	$7,297,723	$14,264,923	$14,639,124
Average Loans	442,743,908	442,743,908	451,829,997	438,391,289
Annualized Yield	6.33%	6.59%	6.31%	6.68%

The decrease in interest rates in the six month period ended June 30, 2010 reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2010	Year Ended December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$434,765,320	$447,519,944	$(12,754,624)	-2.85%
Allowance for Loan Losses	6,014,348	5,525,903	488,445	8.84%
Nonaccrual Loans	12,319,302	9,899,113	2,420,189	24.45%
Ratios:
Allowance for loan losses to gross loans	1.38%	1.23%
Net loans charged off to allowance for loan losses	13.83%	35.60%

The provision for loan losses for the three months ended June 30, 2010 was $695,255, a decrease of $129,078 from the $824,333 provision for the same period in 2009. The provision for loan losses was $1,320,211 for the six month period ended June 30, 2010 compared to a provision of $1,140,345 for the six months ended June 30, 2009. The decrease in our loan loss provisions for the three month period and the increase in the six month period is a result of changes in outstanding loans, loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local and national economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the condition of the local and national economies.

For the three months ended June 30, 2010, net loan losses charged to the allowance for loan losses totaled $407,700, an increase of $116,144 from the $291,556 charged off in the same period in 2009. For the six months ended June 30, 2010, net loan losses charged to the allowance for loan losses totaled $832,041, an increase of $90,644 over the $741,397 charged off in the same period in 2009. These increases were due to an increase number of charge offs and not the result of one particular borrower.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2010 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2010 was $1,765,691, a decrease of $113,734, or 6.1%, over the same period in 2009. Service charges on deposit accounts increased by $7,117, or 0.7%, to $1,020,995 in the three months ended June 30, 2010 compared to $1,013,878 for the same period in 2009. Other service charges and fees increased by $26,817, or 7.8%, in the three months ended June 30, 2010 compared to the same period in 2009. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the six months ended June 30, 2010 was $3,388,823, a decrease of $52,318, or 1.5%, compared to $3,441,141 for the same period in 2009. Service charges on deposit accounts increased $57,006, or 3.0%, to $1,985,773 in the six months ended June 30, 2010 as compared to the same period in 2009. Other service charges and fees increased $77,212, or 11.5%, in the six months ended June 30, 2010 as compared to the same period in 2009. The difference in fee volume was the result of an increase in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement:

	Three months ended June 30,		Six months ended June 30,
Other Income	2010	2009	2010	2009
BOLI Insurance	$115,315	$181,409	$220,315	$362,818
Mortgage Loan Origination Income	76,817	76,596	103,612	135,844
Income from Security Sales, net	59,331	201,171	618,013	219,063
Gain (loss) on sale of ORE	56,472	—	(405,092)	—
Other Income	64,190	60,617	119,805	125,464

Total Other Income	$372,125	$519,793	$656,653	$843,189

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended June 30, 2010 and 2009 were $6,169,229 and $6,097,958, respectively, an increase of $71,271, or 1.2%, from 2009 to 2010. Salaries and benefits increased to $3,448,339 for the three months ended June 30, 2010 from $3,221,717 for the same period in 2009. This represents an increase of $226,622, or 7.0%. This increase was the result of an increase in employees related to expansion of administration functions and normal yearly salaries increases. Occupancy expense decreased by $15,604, or 1.5%, to $992,962 for the three months ended June 30, 2010 when compared to the same period of 2009. This also reflects the decrease in expenses due to repair costs.

Total non-interest expenses for the six month period ended June 30, 2010 and 2009 were $12,192,361 and $11,721,617, respectively, an increase of $470,744, or 4.0%, from 2009 to 2010. Salaries and benefits increased to $6,848,700 for the six months ended June 30, 2010 from $6,365,345 for the same period in 2009. This represents an increase of $483,355, or 7.6%. This increase was the result of an increase in employees related to expansion of administration functions and normal yearly salaries increases. Occupancy expense decreased $23,627, or 1.2%, to 1,938,350 in the six months ended June 2010 when compared to the same period in 2009. This decrease was the result of a decrease in expenses related to repair costs.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended June 30,		Six months ended June 30,
Other Operating Expense	2010	2009	2010	2009
Intangible Amortization	$46,172	$46,172	$92,345	$92,345
Advertising	159,395	149,343	289,348	321,539
Office Supplies	114,442	144,947	226,109	270,073
Legal and Audit Fees	119,424	113,141	237,776	241,640
Telephone expense	137,041	152,316	277,350	292,112
Postage and Freight	111,118	61,477	187,729	150,931
Loan Collection Expense	95,786	57,319	241,819	115,586
Other Losses	(774)	82,916	16,373	151,993
FDIC and State Assessment	251,893	484,252	508,040	585,293
Debit Card/ ATM expense	144,348	134,617	275,856	248,018
Travel and Convention	64,046	78,691	138,320	171,806
Other expenses	485,037	362,484	914,246	752,959

Total Other Expense	$1,727,928	$1,867,675	$3,405,311	$3,394,295

The Corporation’s efficiency ratio for the three months ended June 30, 2010 was 66.35% compared to the 63.77% for the same period in 2009. For the six months ended June 30, 2010 and 2009, the Corporation’s efficiency ratio was 64.78% and 64.52%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$38,946,301	$20,598,335	$18,347,966	89.07%
Investment Securities	300,280,855	318,403,999	(18,123,144)	-5.69%
Loans, net	428,479,465	441,694,562	(13,215,097)	-2.99%
Total Assets	825,723,729	840,003,828	(14,280,099)	-1.70%

Total Deposits	549,593,836	569,802,585	(20,208,749)	-3.55%

Total Stockholders’ Equity	78,660,348	74,597,464	4,062,884	5.45%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are made up of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2010 was $38,946,301, an increase of $18,347,966 from the balance of $20,598,335 at December 31, 2009 due to an increase in the availability of cash letters sent for collection on the last day of the period and an increase in interest bearing accounts. The rate paid on deposit at the Federal Reserve Bank was greater than the Federal Funds Sold rate paid by correspondent banks.

PREMISES AND EQUIPMENT

During the six month period ended June 30, 2010, premises and equipment increased by $572,204, or 3.2%, to $18,696,313 when compared to $18,124,109 at December 31, 2009. The increase was due to the addition of property and equipment exceeding the amount of depreciation in the normal course of business. During this time, additions were made for interim construction costs on a new branch building in Hattiesburg and the renovation of a building for additional office space in Philadelphia.

INVESTMENT SECURITIES

The investment securities portfolio is made up of United States Treasury Notes, United States Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2010 decreased $18,123,144, or 5.7%, to $300,280,855 from the balance at December 31, 2009. This decrease is due to sales, maturities and calls of securities in our investment portfolio that were not reinvested, as a strategy to reallocate some funds to more liquid assets as part of our on-going management of liquidity sources and needs.

LOANS

The loan balance decreased by $13,215,097 during the six months ended June 30, 2010 to $428,479,465 from $441,694,562 at December 31, 2009. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first six months of 2010. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-bearing Deposits	$87,392,851	$87,116,776	$276,075	0.32%
Interest-bearing Deposits	158,221,205	183,971,551	(25,750,346)	-14.00%
Savings	37,328,197	34,466,029	2,862,168	8.30%
Certificates of Deposit	266,651,583	264,248,229	2,403,354	0.91%

Total Deposits	$549,593,836	$569,802,585	$(20,208,749)	-3.55%

All classifications of deposits, with the exception of interest-bearing deposits, increased during the six months ended June 30, 2010. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments has enabled the Corporation historically to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risk factors below that it presently believe could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments which could affect the Corporation’s financial performance. The following discussion highlights potential risks which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service oriented banking experience to individuals and businesses compared with what the Corporation believes is the more rigid and less friendly environment found in large banks. This requires the Corporation to offer most, if not all, of the products and conveniences that are offered by the larger banks with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof and execute on the strategy.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 2010, the Corporation had $6.014 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates: it is flat when short-term rates are equal, or nearly equal, to long-term rates: and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore are subject to many banking, deposit, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts the Corporation’s business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses, and earnings.

The Corporation also face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with certainty.

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

Expense Control

Expenses and other costs directly affect the Corporation’s earnings. The Corporation’s ability to successfully manage expenses is important to the its long-term profitability. Many factors can influence the amount of the Corporation’s expenses, as well as how quickly they grow. As the Corporation’s businesses change or expand, additional expenses can arise from asset purchases, structural reorganization evolving business strategies, and changing regulations, among other things. The Corporation manages expense growth and risk through a variety of means, including actual versus budget management, imposition of expense authorization, and procurement coordination and processes.

ITEM 4.	CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases of Securities

The following table summarizes the Corporation’s purchases of its own securities for the three-month period ended June 30, 2010:

Period	( a ) Total Number of Shares Purchased (1)	( b ) Average Price Paid per Share	( c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	( d ) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	3,000	$23.61	3,000	—
May 1 to May 30	—	—	—	—
June 1 to June 30	—	—	—	—

Total	3,000	$23.61	3,000	—

(1)	All shares were purchased through the Corporation’s publicly announced share buy-back plan.
(2)

On April 28, 2009, the Corporation’s board of directors adopted a stock repurchase program which authorizes the Corporation to repurchase up to 250,000 shares of its outstanding common stock. The plan is effective May 1, 2009 and terminated on April 30, 2010. At that time, 49,326 shares of the Corporation’s common stock had been purchased and 200,674 shares under the plan were not purchased. All share purchases during 2009 and 2010 were made pursuant to open market transactions.

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

CITIZENS HOLDING COMPANY

BY:	/S/ GREG L. MCKEE	BY:	/S/ ROBERT T. SMITH
	Greg L. McKee		Robert T. Smith
	President and Chief Executive Officer		Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: August 6, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.