Form 10-Q
period 2010-09-30
CITIZENS HOLDING CO /MS/
filed 2010-11-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2010:

Title	Outstanding
Common Stock, $0.20 par value	4,838,411

CITIZENS HOLDING COMPANY

THIRD QUARTER 2010 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).
	Consolidated Statements of Condition September 30, 2010 and December 31, 2009	1
	Consolidated Statements of Income Three and nine months ended September 30, 2010 and 2009	2
	Consolidated Statements of Comprehensive Income Three and nine months ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28

Item 4.	Controls and Procedures.	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.*

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.*

Item 3.	Defaults Upon Senior Securities*

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.*

Item 6.	Exhibits.	34
* None or Not Applicable

SIGNATURES		35

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$21,346,850	$15,365,612
Interest bearing deposits with other banks	22,168,769	5,232,723
Investment securities available for sale, at fair value	318,356,411	318,403,999
Loans, net of allowance for loan losses of $6,295,579 in 2010 and $5,525,903 in 2009	423,268,923	441,694,562
Premises and equipment, net	19,532,682	18,124,109
Other real estate owned, net	3,011,376	3,229,180
Accrued interest receivable	5,521,248	6,048,718
Cash value of life insurance	19,260,457	18,783,333
Intangible assets, net	3,457,475	3,595,994
Other assets	6,909,675	9,525,598

TOTAL ASSETS	$842,833,866	$840,003,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$90,424,866	$87,116,776
Interest-bearing NOW and money market accounts	170,189,911	183,971,551
Savings deposits	38,397,679	34,466,029
Certificates of deposit	259,455,374	264,248,229

Total deposits	558,467,830	569,802,585

Securities sold under agreement to repurchase	111,492,563	114,753,010
Federal Home Loan Bank advances	84,400,000	74,400,000
Accrued interest payable	751,397	778,989
Deferred compensation payable	4,217,068	3,870,344
Other liabilities	2,121,435	1,801,436

Total liabilities	761,450,293	765,406,364

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,838,411 shares outstanding at September 30, 2010 and 4,838,187 shares outstanding at December 31, 2009	967,682	967,637
Additional paid-in capital	3,061,221	3,087,738
Retained earnings	73,819,252	71,412,383
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $2,103,207 in 2010 and ($517,734) in 2009	3,535,418	(870,294)

Total stockholders’ equity	81,383,573	74,597,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$842,833,866	$840,003,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loan income, including fees	$6,982,131	$7,368,838	$21,247,055	$22,007,962
Investment securities	2,459,128	3,100,773	7,487,294	8,702,289
Other interest	20,962	5,454	54,924	18,929

Total interest income	9,462,221	10,475,065	28,789,273	30,729,180

INTEREST EXPENSE
Deposits	1,274,676	1,796,697	4,061,406	6,270,269
Other borrowed funds	906,420	854,059	2,670,169	2,492,463

Total interest expense	2,181,096	2,650,756	6,731,575	8,762,732

NET INTEREST INCOME	7,281,125	7,824,309	22,057,698	21,966,448

PROVISION FOR LOAN LOSSES	397,200	1,123,297	1,717,411	2,263,642

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,883,925	6,701,012	20,340,287	19,702,806

OTHER INCOME
Service charges on deposit accounts	991,121	1,081,059	2,976,894	3,009,826
Other service charges and fees	400,299	395,370	1,146,696	1,064,555
Other income	329,216	604,398	985,869	1,447,587

Total other income	1,720,636	2,080,827	5,109,459	5,521,968

OTHER EXPENSES
Salaries and employee benefits	3,465,713	3,281,090	10,314,413	9,646,435
Occupancy expense	1,017,538	1,099,080	2,955,888	3,061,057
Other operating expense	1,886,498	2,229,742	5,291,809	5,624,037

Total other expenses	6,369,749	6,609,912	18,562,110	18,331,529

INCOME BEFORE PROVISION FOR INCOME TAXES	2,234,812	2,171,927	6,887,636	6,893,245

PROVISION FOR INCOME TAXES	453,263	434,506	1,434,426	1,457,133

NET INCOME	$1,781,549	$1,737,421	$5,453,210	$5,436,112

NET INCOME PER SHARE
-Basic	$0.37	$0.36	$1.13	$1.12

-Diluted	$0.37	$0.35	$1.12	$1.11

DIVIDENDS PAID PER SHARE	$0.21	$0.20	$0.63	$0.60

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$1,781,549	$1,737,421	$5,453,210	$5,436,112

Other comprehensive income, net of tax

Unrealized holding gains (losses)	1,864,923	(1,253,730)	3,770,253	(3,325,903)

Reclassification adjustment for gains included in net income	17,446	308,765	635,459	527,828

Total other comprehensive income (loss)	1,882,369	(944,965)	4,405,712	(2,798,075)

Comprehensive income	$3,663,918	$792,456	$9,858,922	$2,638,037

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$11,672,663	$9,298,253

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	156,278,394	91,333,533
Proceeds from sales of securities available for sale	30,089,646	20,872,131
Purchases of investment securities available for sale	(180,842,931)	(148,170,397)
Net change in securities sold under agreement to repurchase	(3,260,447)	56,284,037
Purchases of bank premises and equipment	(2,363,088)	(2,360,698)
Increase in interest bearing deposits with other banks	(16,936,046)	(4,836,738)
Purchase of Federal Home Loan Bank Stock	(529,300)	(435,100)
Proceeds from sale of other real estate acquired by foreclosure	1,096,609	432,430
Net decrease (increase) in loans	15,334,054	(20,414,396)

Net cash used by investing activities	(1,133,109)	(7,295,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(11,334,755)	14,642,645
Proceeds from exercising stock options	189,161	485,748
Increase (decrease) in Federal Home Loan Bank advances	10,000,000	(5,000,000)
Repurchase of stock	(366,381)	(339,449)
Decrease in federal funds purchased	—	(18,200,000)
Payment of dividends	(3,046,341)	(2,914,986)

Net cash used by financing activities	(4,558,316)	(11,326,042)

Net increase (decrease) in cash and due from banks	5,981,238	(9,322,987)

Cash and due from banks, beginning of period	15,365,612	28,844,221

Cash and due from banks, end of period	$21,346,850	$19,521,234

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2010

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2010, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2010, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $39,567,607 compared to an aggregate unused balance of $35,605,204 at December 31, 2009. There were $3,171,959 of letters of credit outstanding at September 30, 2010, and $8,592,050 at December 31, 2009. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

As of and for the nine months ended September 30, 2010

(Unaudited)

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding	4,838,411	4,862,784	4,834,657	4,855,028
Dilutive effect of granted options	12,633	76,336	27,903	61,659

Diluted weighted average shares outstanding	4,851,044	4,939,120	4,862,560	4,916,687

Net income	$1,781,549	$1,737,421	$5,453,210	$5,436,112
Net income per share-basic	$0.37	$0.36	$1.13	$1.12
Net income per share-diluted	$0.37	$0.35	$1.12	$1.11

Note 4. Stock Option Plan

At September 30, 2010, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the “Employees’ Plan”. The Corporation accounts for these plans under the stock compensation topic of the FASB Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

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

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options lapse six months and one day after the grant date, which constitutes a de facto vesting schedule, and must be considered. The stock compensation topic of the ASC states that a requisite service period may be explicit, implicit or derived and that an implicit service period is one that may be inferred from an analysis of the award’s terms. Based on an analysis of the terms of the option awards, management concluded that the restriction on exercising options until six months and one day have passed since the date of grant constitutes a service period and the compensation costs should be amortized over that six-month period.

On April 28, 2010, the members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $25.72 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 29, 2010, and must be exercised no later than April 28, 2020. No options were granted to officers during 2010.

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

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan in April 2010 was $150,748 and should be recognized as an expense of $25,124 per month over the six-month requisite service period, beginning in April 2010. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $51,254, or $8,542 per month, over the six-month requisite service period, beginning in April 2010.

On April 29, 2009, the members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $21.75 per option, which was the closing price of Citizens Holding Company stock on that day. These options were first exercisable on October 30, 2009, and must be exercised no later than April 29, 2019. No options were granted to officers during 2009.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2009.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

Assumption	Directors

Dividend Yield	3.70%
Risk-Free Interest Rate	2.23%
Expected Life	7.8 years
Expected Volatility	64.24%
Calculated Value per Option	$9.96
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan in April 2009 was $134,952 and should be recognized as an expense of $22,492 per month over the six-month requisite service period, beginning in April 2009. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $49,932, or $8,322 per month, over the six-month requisite service period, beginning in April 2009.

The following table below is a summary of the stock option activity for the nine months ended September 30, 2010.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	88,500	$18.96	151,650	$19.63
Granted	13,500	25.72	—	—
Exercised	(9,000)	11.64	(7,350)	11.49
Expired	—	—	—	—

Outstanding at September 30, 2010	93,000	$20.65	144,300	$20.04

The intrinsic value of options granted under the Directors’ Plan at September 30, 2010, was $80,370 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2010, was $164,410 for a total intrinsic value at September 30, 2010, of $244,780.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2010, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2010 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

The Corporation and its subsidiaries file a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2009. The Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2009.

Note 6. Recent Accounting Pronouncements

In December 2008, the FASB issued FAS FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132-1”), codified in the Compensation-Retirement Benefits Topic of the ASC. FSP 132-1 requires further disclosures about the fair value measurements of an employer’s benefit plan assets, including disclosures about the following: how investment allocation decisions are made, including the factors material to an understanding of investment policies and strategies; major categories of plan assets; information about inputs and valuation techniques, including the fair value hierarchy classifications, as defined by Fair Value Topic of the ASC, of the major categories of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 inputs) on changes in plan assets; and significant concentrations of risk within plan assets. FSP 132-1 is effective for fiscal years beginning on or after December 15, 2009, with early adoption permitted. The Corporation does not believe that the adoption of FSP 132-1 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets-an Amendment of FAS 140, (“SFAS 166”), codified in the Transfers and Servicing Topic of the ASC. The objective of this standard is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. The amendment presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 166. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall not be evaluated under SFAS 166. SFAS 166 was effective for fiscal years beginning after November 15, 2009, and its adoption did not have a material effect on its financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The Corporation adopted ASU 2009-05 effective October 1, 2009, and the adoption did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurement and Disclosures, (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. ASU 2010-06 clarifies and increases the disclosure requirements for fair value measurements. Management does not anticipate that ASU 2010-06 will have a material effect on the Corporation’s financial position, results of operations or stockholders’ equity.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. These disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements other than the new required disclosures.

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

As of and for the nine months ended September 30, 2010

(Unaudited)

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

Securities Available-for-Sale

Fair values for investment securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. When neither quoted prices nor comparable instruments are available, unobservable inputs are needed to form an expected future cash flow analysis to establish fair values. Level 2 securities include debt securities such as obligations of United States government agencies and corporations, mortgage-backed securities and state, county and municipal bonds. Level 3 securities consist of a pooled trust preferred security.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Securities available for sale	$—	$316,222,579	$2,133,832	$318,356,411

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals

Securities available for sale	$—	$316,258,603	$2,145,396	$318,403,999

The following table reports the activity for 2010 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product

Balance at January 1, 2010	$2,145,396
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	—
Other-than-temporary impairment included	—
in other comprehensive income	—
Other gains/losses included in other comprehensive income	(11,564)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$2,133,832

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$—

As of September 30, 2010, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other than temporary impairment exists.

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

(Unaudited)

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

Impaired Loans

Loans considered impaired, as defined in the Receivables topic of the ASC, are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’ financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

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

For assets measured at fair value on a nonrecurring basis during 2010 that were still held in the balance sheet at September 30, 2010, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals

Impaired loans	$—	$—	$12,146,370	$12,146,370
Other real estate owned	—	—	3,011,376	3,011,376

	$—	$—	$15,157,746	$15,157,746

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

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

Impaired loans with a carrying value of $12,146,370 had an allocated allowance for loan losses of $1,779,476 at September 30, 2010. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

The following table reports the activity for 2010 in impaired assets measured at fair value on a nonrecurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Impaired Assets

Balance at January 1, 2010	$13,128,293
Total gains or losses (realized or unrealized)
Other-than-temporary impairment included in earnings	(419,376)
Other-than-temporary impairment included	—
in other comprehensive income	—
Other gains/losses included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	2,448,829

Balance at September 30, 2010	$15,157,746

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$419,376

During 2010, the Corporation evaluated the properties scheduled for auction and took an impairment charge on those properties in the amount of $419,376.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the nine months ended September 30, 2010

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2010, and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$21,346,850	$21,346,850	$15,365,612	$15,365,612
Interest bearing deposits with banks	22,168,769	22,168,769	5,232,723	5,232,723
Securities available-for-sale	318,356,411	318,356,411	318,403,999	318,403,999
Net loans	423,268,923	423,402,004	441,694,562	442,075,445
Accrued interest receivable	5,521,248	5,521,248	6,048,718	6,048,718

Financial liabilities
Deposits	$558,467,830	$558,789,771	$569,802,585	$570,022,820
Federal Home Loan Bank advances	84,400,000	88,962,802	74,400,000	77,219,245
Accrued interest payable	751,397	751,397	778,989	778,989
Securities Sold under Agreement to Repurchase	111,492,563	111,492,563	114,753,010	114,753,010

Note 8. Subsequent Events

The Corporation has evaluated all subsequent events for potential recognition and disclosure through the date of issuance of the financial statements.

CITIZENS HOLDING COMPANY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2010, was 24.96% and at December 31, 2009, was 12.36%. This increase in the liquidity percentage was due to a $17 million increase in amount of cash held in due from bank accounts. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $558,467,830 at September 30, 2010, and $569,802,585 at December 31, 2009. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $318,356,411 invested in investment securities at September 30, 2010, and $318,403,999 at December 31, 2009. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $46,400,000 at September 30, 2010, and $40,500,000 at December 31, 2009. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2010, the Corporation had unused and available $119,733,743 of its line of credit with the FHLB and at December 31, 2009, the Corporation had unused and available $154,754,830 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2009 to September 30, 2010, was the result of a decrease in collateral available, as calculated quarterly by the FHLB, and the issuance of a $12 million advance.

At September 30, 2010, and at December 31, 2009, the Corporation had no funds in federal funds sold. The Corporation usually invests its excess liquidity in federal funds sold on a daily basis but during these two periods left its excess funds on deposit at the Federal Reserve Bank. This placement was due to the Federal Reserve Bank paying a rate on deposits that was higher than the current Federal Funds Rate offered by commercial banks.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $81,383,573 at September 30, 2010, as compared to $74,597,464 at December 31, 2009. One of the reasons for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Certain employees and directors exercised stock options for 37,150 shares of stock in 2009. These option exercises brought the number of shares outstanding to 4,838,187 at December 31, 2009. In the first nine months of 2010, four directors and eight officers exercised stock options for 16,350 shares of stock.

Commencing May 1, 2008, the Corporation implemented a stock repurchase program under which the Corporation could repurchase up to 250,000 shares of the Company’s common stock on the open market. At the end of the program, April 30, 2009, the Corporation had purchased 47,284 shares at an average price of $21.17.

Commencing May 1, 2009, the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan terminated April 30, 2010, and the Corporation had purchased 49,326 shares at an average price of $22.75. This reduced the number of shares outstanding at September 30, 2010, to 4,838,411.

Cash dividends in the amount of $3,046,341, or $0.63 per share, have been paid in 2010 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2010, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
Total Capital	$80,686,259	15.88%	$40,655,618	>8.00%	$50,819,522	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	74,390,680	14.64%	20,327,809	>4.00%	30,491,713	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	74,390,680	8.84%	33,666,089	>4.00%	42,082,611	>5.00%
( to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Interest Income, including fees	$9,462,221	$10,475,065	$28,789,273	$30,729,180
Interest Expense	2,181,096	2,650,756	6,731,575	8,762,732

Net Interest Income	7,281,125	7,824,309	22,057,698	21,966,448
Provision for Loan Losses	397,200	1,123,297	1,717,411	2,263,642

Net Interest Income after
Provision for Loan Losses	6,883,925	6,701,012	20,340,287	19,702,806
Other Income	1,720,636	2,080,827	5,109,459	5,521,968
Other Expense	6,369,749	6,609,912	18,562,110	18,331,529

Income before Provision For Income Taxes	2,234,812	2,171,927	6,887,636	6,893,245
Provision for Income Taxes	453,263	434,506	1,434,426	1,457,133

Net Income	$1,781,549	$1,737,421	$5,453,210	$5,436,112

Net Income Per share - Basic	$0.37	$0.36	$1.13	$1.12

Net Income Per Share - Diluted	$0.37	$0.35	$1.12	$1.11

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.89% for the three months ended September 30, 2010, and 9.34% for the corresponding period in 2009. For the nine months ended September 30, 2010, ROE was 9.29% compared to 9.86% for the nine months ended September 30, 2009. In both instances, the decrease in ROE was caused by the increase in average equity being greater as a percentage than the net income for the three and nine months of 2010.

The book value per share increased to $16.82 at September 30, 2010, compared to $15.42 at December 31, 2009. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2010, were $840,125,248 compared to $806,213,076 for the year ended December 31, 2009.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.96% for the third quarter of 2010 compared to 4.34% for the corresponding period of 2009. For the nine months ended September 30, 2010, annualized net interest margin was 4.04% compared to 4.20% for the nine months ended September 30, 2009. The decrease in net interest margin from 2009 to 2010 is the result of a larger decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $769,914,113 for the three months ended September 30, 2010. This represents an increase of $21,057,810, or 2.8%, over average earning assets of $748,856,303 for the three month period ended September 30, 2009. Earning assets averaged $764,133,906 for the nine months ended September 30, 2010. This represents an increase of $38,118,832, or 5.3% over average earning assets of $726,015,074 for the nine months ended September 30, 2009. The increase in earning assets for the three and nine months ended September 30, 2010, is the result of the normal growth pattern of the Corporation and not due to any special investments or acquisitions.

Interest bearing deposits averaged $472,688,213 for the three months ended September 30, 2010. This represents a decrease of $6,138,095, or 1.3%, from the average of interest bearing deposits of $478,826,308 for the three month period ended September 30, 2009. This was due to a decrease in interest bearing transaction accounts and in certificates of deposit outstanding partially offset by an increase in savings accounts.

Other borrowed funds averaged $197,667,235 for the three months ended September 30, 2010. This represents an increase of $20,069,542, or 11.3%, over the other borrowed funds of $177,597,693 for the three month period ended September 30, 2009. This increase in other borrowed funds was due to a $18,753,441 increase in the Commercial Repo Liability, a $263,247 decrease in the ABE Loan Liability, a $485,869 decrease in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $2,065,217 for the three month period ended September 30, 2010, when compared to the three month period ended September 30, 2009.

Interest bearing deposits averaged $471,184,285 for the nine month period ended September 30, 2010. This represents a decrease of $5,966,032, or 1.3% from the average of interest bearing deposits of $477,150,317 for the nine month period ended September 30, 2009. This was due to a decrease in certificates of deposit partially offset by an increase in interest bearing transaction accounts and savings accounts.

Other borrowed funds averaged $195,216,396 for the nine months ended September 30, 2010. This represents an increase of $37,001,956, or 23.4% over the other borrowed funds of $158,214,440 for the nine month period ended September 30, 2009. This increase in other borrowed funds was due to a $32,429,531 increase in the Commercial Repo Liability, a $252,483 decrease in the ABE Loan Liability, a $955,312 decrease in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $5,780,220 for the nine month period ended September 30, 2010, when compared to the nine month period ended September 30, 2009.

Net interest income was $7,281,125 for the three month period ended September 30, 2010, a decrease of $543,184 from $7,824,309 for the three month period ended September 30, 2009, primarily due to changes in both volume and rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended September 30, 2010, the yield on earning assets decreased faster than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period in 2009. The yield on all interest bearing assets decreased 65 basis points to 5.10% in the third quarter of 2010 from 5.75% for the same period in 2009. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2010 decreased by 40 basis points to 1.22% from 1.62% in the same period of 2009. Net interest income was $22,057,698 for the nine months ended September 30, 2010, an increase of $91,250 from the $21,966,448 for the nine month period ended September 30, 2009, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the nine month period ended September 30, 2010, the rates paid on deposits and borrowed funds decreased less than the yield on earning assets as compared to the changes in rates and yields in the same period of 2009. The yield on all interest bearing assets decreased 59 basis points to 5.21% in the first nine months of 2010 from 5.80% for the same period in 2009. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2010 decreased 49 basis points to 1.35% from 1.84% in the same period in 2009. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and Fees	$6,982,132	$7,368,838	$21,247,055	$22,007,962
Average Loans	432,742,314	442,035,406	441,440,344	439,619,343
Annualized Yield	6.45%	6.67%	6.42%	6.67%

The decrease in interest rates in the nine month period ended September 30, 2010, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2010	Year Ended December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$429,808,619	$447,519,944	$(17,711,325)	-3.96%
Allowance for Loan Losses	6,295,579	5,525,903	769,676	13.93%
Nonaccrual Loans	11,957,182	9,899,113	2,058,069	20.79%
Ratios:
Allowance for loan losses to gross loans	1.46%	1.23%
Net loans charged off to allowance for loan losses	15.05%	35.60%

The provision for loan losses for the three months ended September 30, 2010, was $397,200, a decrease of $726,097 from the $1,123,297 provision for the same period in 2009. The provision for loan losses was $1,717,411 for the nine month period ended September 30, 2010, compared to a provision of $2,263,642 for the nine months ended September 30, 2009. The decrease in our loan loss provisions for the three and nine month periods is a result of changes in outstanding loans, loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local and national economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the condition of the local and national economies.

For the three months ended September 30, 2010, net loan losses charged to the allowance for loan losses totaled $115,969, a decrease of $357,162 from the $473,131 charged off in the same period in 2009. For the nine months ended September 30, 2010, net loan losses charged to the allowance for loan losses totaled $947,760, a decrease of $266,768 from the $1,214,528 charged off in the same period in 2009. These decreases were due to a decreased number of charge offs in 2010 when compared to the same period in 2009 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2010 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2010, was $1,720,636, a decrease of $360,191, or 17.3%, from the same period in 2009. This decrease was due mainly to a $291,319 decrease in income from sales of investment securities. Service charges on deposit accounts decreased by $89,938, or 8.3%, to $991,121 in the three months ended September 30, 2010, compared to $1,081,059 for the same period in 2009. Other service charges and fees increased by $4,929, or 1.2%, in the three months ended September 30, 2010, compared to the same period in 2009. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the nine months ended September 30, 2010, was $5,109,459, a decrease of $412,509, or 7.5%, compared to $5,521,968 for the same period in 2009. This decrease was due mainly to a decrease in the income from sales of other real estate and a decrease in income from bank owned life insurance. Service charges on deposit accounts decreased $32,932, or 1.1%, to $2,976,894 in the nine months ended September 30, 2010, as compared to the same period in 2009. Other service charges and fees increased $82,141, or 7.7%, in the nine months ended September 30, 2010, as compared to the same period in 2009. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Income	2010	2009	2010	2009

BOLI Insurance	$108,225	$123,998	$328,540	$486,816
Mortgage Loan Origination Income	167,757	100,679	271,369	236,523
Income from Security Sales, net	17,446	308,765	635,459	527,828
Gain (loss) on sale of ORE	(14,284)	—	(419,376)	—
Other Income	50,072	70,956	169,877	196,420

Total Other Income	$329,216	$604,398	$985,869	$1,447,587

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended September 30, 2010 and 2009 were $6,369,749 and $6,609,912, respectively, a decrease of $240,163, or 3.6%, from 2009 to 2010. Salaries and benefits increased to $3,465,713 for the three months ended September 30, 2010, from $3,281,090 for the same period in 2009. This represents an increase of $184,623, or 5.6%. This increase was the result of an increase in employees related to expansion of administration functions and normal yearly salaries increases. Occupancy expense decreased by $81,542, or 7.4%, to $1,017,538 for the three months ended September 30, 2010, when compared to the same period of 2009. This also reflects the decrease in expenses due to repair costs.

Total non-interest expenses for the nine month period ended September 30, 2010 and 2009 were $18,562,110 and $18,331,529, respectively, an increase of $230,581, or 1.3%, from 2009 to 2010. Salaries and benefits increased to $10,314,413 for the nine months ended September 30, 2010, from $9,646,435 for the same period in 2009. This represents an increase of $667,978, or 6.9%. This increase was the result of an increase in employees related to expansion of administration functions and normal yearly salaries increases. Occupancy expense decreased $105,169, or 3.4%, to $2,955,888 in the nine months ended September 2010 when compared to the same period in 2009. This decrease was the result of a decrease in expenses related to repair costs.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2010	2009	2010	2009

Intangible Amortization	$46,173	$46,173	$138,518	$138,518
Advertising	201,519	171,491	490,867	493,030
Office Supplies	107,812	134,133	333,921	404,206
Legal and Audit Fees	110,950	92,213	348,726	333,853
Telephone expense	131,937	229,159	409,287	521,271
Postage and Freight	109,220	118,241	296,949	269,172
Loan Collection Expense	170,903	93,750	412,722	209,336
Other Losses	41,710	389,783	58,083	541,776
FDIC and State Assessment	257,348	213,985	765,388	799,278
Debit Card/ATM expense	148,126	126,331	423,982	374,349
Travel and Convention	45,564	64,400	183,884	236,206
Other expenses	515,236	550,083	1,429,482	1,303,042

Total Other Expense	$1,886,498	$2,229,742	$5,291,809	$5,624,037

The Corporation’s efficiency ratio for the three months ended September 30, 2010, was 68.30% compared to the 64.61% for the same period in 2009. For the nine months ended September 30, 2010 and 2009, the Corporation’s efficiency ratio was 65.95% and 64.55%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$43,515,619	$20,598,335	$22,917,284	111.26%
Investment Securities	318,356,411	318,403,999	(47,588)	-0.01%
Loans, net	423,268,923	441,694,562	(18,425,639)	-4.17%
Total Assets	842,833,866	840,003,828	2,830,038	0.34%

Total Deposits	558,467,830	569,802,585	(11,334,755)	-1.99%

Total Stockholders’ Equity	81,383,573	74,597,464	6,786,109	9.10%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2010, was $43,515,619, an increase of $22,917,284 from the balance of $20,598,335 at December 31, 2009, due to an increase in the availability of cash letters sent for collection on the last day of the period and an increase in interest bearing accounts. The rate paid on deposit at the Federal Reserve Bank was greater than the Federal Funds Sold rate paid by correspondent banks.

PREMISES AND EQUIPMENT

During the nine month period ended September 30, 2010, premises and equipment increased by $1,408,573, or 7.8%, to $19,532,682 when compared to $18,124,109 at December 31, 2009. The increase was due to the addition of property and equipment exceeding the amount of depreciation in the normal course of business. During this time, additions were made for interim construction costs on a new branch building in Hattiesburg and the renovation of a building for additional office space in Philadelphia.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2010, decreased $47,588, or 0.01%, to $318,356,411 from the balance at December 31, 2009. This decrease is due to sales, maturities and calls of securities in our investment portfolio that were not reinvested, as a strategy to reallocate some funds to more liquid assets as part of our on-going management of liquidity sources and needs.

LOANS

The loan balance decreased by $18,425,639 during the nine months ended September 30, 2010, to $423,268,923 from $441,694,562 at December 31, 2009. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first nine months of 2010. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2010	December 31, 2009	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$90,424,866	$87,116,776	$3,308,090	3.80%
Interest-Bearing Deposits	170,189,911	183,971,551	(13,781,640)	-7.49%
Savings Deposits	38,397,679	34,466,029	3,931,650	11.41%
Certificates of Deposit	259,455,374	264,248,229	(4,792,855)	-1.81%

Total Deposits	$558,467,830	$569,802,585	$(11,334,755)	-1.99%

Interest-bearing deposits and certificates of deposit decreased while noninterest-bearing deposits and savings increased during the nine months ended September 30, 2010. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market.

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

The following discussion outlines specific risks that could affect the Corporation’s ability to compete, change the Corporation’s risk profile or eventually impact the Corporation’s financial results. The risks the Corporation faces generally are similar to those experienced, to varying degrees, by all financial services companies.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 2010, the Corporation had $6.296 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates: it is flat when short-term rates are equal, or nearly equal, to long-term rates: and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts the Corporation’s business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

The Corporation also face litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of the Corporation’s most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may recognize a significant provision for impairment of the Corporation’s mortgage servicing rights, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation make today.

Expense Control

Expenses and other costs directly affect the Corporation’s earnings. The Corporation’s ability to successfully manage expenses is important to its long-term profitability. Many factors can influence the amount of the Corporation’s expenses, as well as how quickly they grow. As the Corporation’s businesses change or expand, additional expenses can arise from asset purchases, structural reorganization evolving business strategies, and changing regulations, among other things. The Corporation manages expense growth and risk through a variety of means, including actual versus budget management, imposition of expense authorization, and procurement coordination and processes.

ITEM 4.	CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

CITIZENS HOLDING COMPANY

BY:	/S/ GREG L. MCKEE
Greg L. McKee
President and Chief Executive Officer

BY:	/S/ ROBERT T. SMITH
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: November 5, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.