Form 10-K
period 2010-12-31
CITIZENS HOLDING CO /MS/
filed 2011-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $73,297,453 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2010).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2011
Common stock, $.20 par value	4,838,411 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 14, 2011.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not own any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2010, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $817,798,039 and total deposits of $538,529,373. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 62.2% of gross revenues in 2010, 60.6% in 2009 and 62.1% in 2008. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Winston and Kemper counties and contiguous counties. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. At December 31, 2010, approximately 82.9% of the Company’s loan portfolio has been attributed to real estate lending. Another 7.3% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 9.8% of the total loan portfolio.

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

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. The Company’s local economy has weathered the recent downturn in the economy with a minimum effect on employment and production. Although recently, the economy has shown signs of improving, it is still uncertain how the weakness in the state and national economy will affect the Company in the future.

In addition to lending services, the Company also offers discount brokerage services through a networking agreement with First Tennessee Bank.

Through such products as its VISA Checkcard program, the 24 Hour Phone Teller and the Bank’s Internet site (http://www.thecitizensbankphila.com), the Company’s customers have easy and convenient access to their funds and account balances 24 hours a day, 7 days a week. Additionally, the Internet site enables Bank customers to review their accounts in detail, make transfers between their accounts and pay bills from anywhere in the world.

EXECUTIVE OFFICERS OF THE REGISTRANT

Greg L. McKee, 49, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 59, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2010, the Bank employed 244 full-time employees and 42 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, cap interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase Citizen’s compliance costs over time, and could have unforeseen consequences as the new legislation is implemented over time.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2010, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 16.37%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 15.12%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2010 was 9.64%.

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Company and Bank are classified as well capitalized under the guidelines promulgated by the FRB and the FDIC.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2010, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,450,853, or 88.9% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2010, the maximum amount available for transfer from the Bank in the form of loans was $7,471,969, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC maintains the deposit insurance fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Pursuant to the requirements of the Dodd-Frank Act, the FDIC has adopted a new assessment system commencing in April 2011, which will create a new rate grid. In the new grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually.

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

Interstate Banking and Branching.

Prior to the enactment of the Dodd-Frank Act, banks were permitted under federal law to merge with other banks without any territorial restrictions, subject to meeting certain conditions. However, banks were subject to state laws regarding the ability to establish branch offices in different states. The Dodd-Frank Act effectively eliminated these restrictions, so that banks may establish branch offices throughout the United States without territorial restrictions.

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

The FDIC examined the Bank on August 21, 2007 and again most recently on September 14, 2010 for its performance under the CRA. The Bank was rated Satisfactory during all of these examinations. No discriminatory practices or illegal discouragement of applications were found.

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

The Dodd-Frank Act mandated a number of new requirements with respect to corporate governance.

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

Recent changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Dodd-Frank Act and other recent changes in banking laws and regulations are expected to continue to further stimulate competition in the markets in which the Company operates, although it is not possible to predict the extent or timing of such increased competition.

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2010, the Company’s market share in its market area was approximately 11.4%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

ITEM 1A.	RISK FACTORS.

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

As of December 31, 2010, approximately 45% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company is subject to risk from adverse economic conditions.

In 2010, the economic downturn that began in 2007 continued to adversely affect our business. Although the economic conditions did not create new types of risks, the Company believes it is useful to highlight some of the key events to illustrate how events beyond its control can adversely affect the Company.

Some of the significant adverse economic conditions relevant to mortgage and related businesses include:

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

•

many mortgage borrowers in recent years have obtained adjustable-rate products, and as many have adjusted to higher rates, and therefore higher payments, defaults on these types of loans have risen significantly;

•	mortgage-related defaults, foreclosures, and personal bankruptcies have risen and it is likely that they will continue at historically high levels in the near future;

•

the United States Congress and other governmental bodies have adopted the Dodd-Frank Act, which has provisions that increase the regulatory burdens and legal risks on mortgage lenders and servicers; and

•

the Federal Reserve has kept short-term interest rates at very low levels, to help ameliorate the impacts of the disruptions in housing and the mortgage industry, which has kept the in the prime lending rates charged by most United States banks very low.

Some of the significant actual and potential impacts of those events on one or more of the Company’s businesses include:

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry,

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that continued low interest rates will compress our net interest margin; and

•

the possibility that, in 2011, adjustable rate HELOC loans that are tied to low prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for the Company.

The capital and credit markets have been experiencing volatility and disruption during the last two years. Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly. Consumer confidence remains low, unemployment remains high at 8.9% for February 2011, and the housing market remains an important downside risk, with prices expected to fall through much of 2011. Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2011. Furthermore, record levels of monetary and fiscal stimulus in 2010 have failed to produce the expected level of economic growth. The Company does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future. The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable. Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets. If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both. A further weakened economy could affect the Company in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations. It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how the Company’s business would be affected and whether the Company would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the U.S. economy could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect the Company’s results of operations, financial condition, liquidity or the market price of the Company’s Common Stock.

The Dodd-Frank Act, as implemented by the regulations currently being promulgated by various federal regulatory agencies, along with other regulatory initiatives relating to the financial services industry, could materially affect the Company’s results of operations, financial condition, liquidity or the market price of the Company’s common stock. The Company is unable to completely evaluate these potential effects at this time. It is also possible that these measures could adversely affect the creditworthiness of counterparties, which could increase the Company’s risk profile.

The Company may be required to pay significantly higher FDIC premiums in the future.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. In light of current economic conditions, the FDIC has increased its assessment rates and imposed special assessments. The FDIC may further increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.

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

From time to time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to the Company’s business;

•	potential diversion of management’s time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Main Office	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Madden Branch	53 Dr. Brantley Drive Madden, Mississippi (601) 267-7366	Deposits

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Mid-Town	905 22nd Avenue Meridian, MS 39301 Teller (601) 482-8858	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 Teller (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service

Biloxi Loan Production Office	1765 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Loans

The Bank owns its main office and its branch offices, except for the Biloxi Loan Production Office and the Meridian Mid-Town Branches, which are leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. A renovation of the first floor of this building, including the main banking lobby was completed in August 2006. The other branches range in size from nearly 12,000 square feet to 1,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings, other than routine litigation incidental to their business, to which either the Company or the Bank is a party or to which any of their property is subject.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, 2009 and 2008 - Selected Financial Data” in the 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010, 2009 and 2008” in the 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2010 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2011, relating to its 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2011, relating to its 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2011, relating to its 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plan as of December 31, 2010.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	229,500	$20.22	31,200

Equity compensation plans not approved by security holders	-0-	$ 0.00	-0-

Total	229,500	$20.22	31,200

(1)	The 1999 Directors’ Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2011, relating to its 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2011, relating to its 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2008, 2009 and 2010, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Position

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		4	Rights Agreement between Citizens Holding Company and The Citizens Bank of Philadelphia, Mississippi	*

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(f)	Supplemental Executive Retirement Plan	****†

		13	2010 Annual Report to Shareholders

		14	Code of Ethics	*****

		21	Subsidiaries of Registrant

		23	Consent of Independent Registered Public Accounting Firm

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		32.1	Section 1350 Certification of Chief Executive Officer

		32.2	Section 1350 Certification of Chief Financial Officer

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

CITIZENS HOLDING COMPANY

Date: March 11, 2011	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Terrell E. Winstead	Director	March 11, 2011
Terrell E. Winstead

/s/ David A. King	Director	March 11, 2011
David A. King

/s/ Craig Dungan	Director	March 11, 2011
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 11, 2011
Don L. Fulton

/s/ David P. Webb	Director	March 11, 2011
David P. Webb

/s/ A. T. Williams	Director	March 11, 2011
A.T. Williams

/s/ Greg L. McKee	Director, President and Chief Executive Officer	March 11, 2011
Greg L. McKee	(Principal Executive Officer)

/s/ Robert T. Smith	Treasurer, Chief Financial Officer	March 11, 2011
Robert T. Smith	(Principal Financial & Accounting Officer)

/s/ Herbert A. King	Chairman of the Board	March 11, 2011
Herbert A. King

/s/ Adam Mars	Director	March 11, 2011
Adam Mars

/s/ Donald L. Kilgore	Director	March 11, 2011
Donald L. Kilgore

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2010 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer