Form 10-Q
period 2011-03-31
CITIZENS HOLDING CO /MS/
filed 2011-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

MISSISSIPPI	64-0666512
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011:

Title	Outstanding
Common Stock, $0.20 par value	4,843,911

CITIZENS HOLDING COMPANY

FIRST QUARTER 2011 INTERIM FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$22,658,093	$16,963,393
Interest bearing deposits with other banks	949,548	1,155,588
Investment securities available for sale, at fair value	341,247,801	324,730,301
Loans, net of allowance for loan losses of $6,524,218 in 2011 and $6,379,070 in 2010	407,084,466	415,496,720
Premises and equipment, net	21,189,652	20,751,478
Other real estate owned, net	3,146,889	3,068,209
Accrued interest receivable	5,569,872	4,823,227
Cash value of life insurance	19,701,892	19,535,300
Intangible assets, net	3,365,130	3,411,303
Other assets	7,229,233	8,297,213

TOTAL ASSETS	$832,142,576	$818,232,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$103,619,322	$95,324,759
Interest-bearing NOW and money market accounts	170,856,575	164,325,092
Savings deposits	40,431,262	37,778,537
Certificates of deposit	231,824,129	240,001,335

Total deposits	546,731,288	537,429,723
Federal Funds Purchased	5,000,000	2,500,000
Securities sold under agreement to repurchase	110,197,891	110,483,437
Federal Home Loan Bank advances	84,400,000	84,400,000
Accrued interest payable	435,634	538,881
Deferred compensation payable	4,442,785	4,330,069
Other liabilities	2,145,644	2,255,526

Total liabilities	753,353,242	741,937,636
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,839,411 shares outstanding at March 31, 2011 and 4,838,411 shares outstanding at December 31, 2010	967,882	967,682
Additional paid-in capital	3,075,186	3,061,221
Retained earnings	75,354,338	74,464,123
Accumulated other comprehensive income (loss), net of tax benefit of $361,739 in 2011 and $1,307,540 in 2010	(608,072)	(2,197,930)

Total stockholders’ equity	78,789,334	76,295,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$832,142,576	$818,232,732

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Loan income, including fees	$6,548,931	$7,253,309
Investment securities	2,784,546	2,611,138
Other interest	11,795	10,770

Total interest income	9,345,272	9,875,217
INTEREST EXPENSE
Deposits	886,999	1,424,732
Other borrowed funds	879,954	885,180

Total interest expense	1,766,953	2,309,912

NET INTEREST INCOME	7,578,319	7,565,305
PROVISION FOR LOAN LOSSES	244,061	624,956

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,334,258	6,940,349
OTHER INCOME
Service charges on deposit accounts	874,397	964,778
Other service charges and fees	413,959	373,826
Other income	296,039	746,092

Total other income	1,584,395	2,084,696
OTHER EXPENSES
Salaries and employee benefits	3,519,609	3,400,361
Occupancy expense	1,088,947	945,388
Other operating expense	1,791,725	2,138,947

Total other expenses	6,400,281	6,484,696

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,518,372	2,540,349
PROVISION FOR INCOME TAXES	563,486	564,792

NET INCOME	$1,954,886	$1,975,557

NET INCOME PER SHARE
-Basic	$0.40	$0.41

-Diluted	$0.40	$0.41

DIVIDENDS PAID PER SHARE	$0.22	$0.21

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net income	$1,954,886	$1,975,557
Other comprehensive income, net of tax
Unrealized holding gains (losses)	1,589,426	2,059,782
Reclassification adjustment for gains included in net income	432	—

Total other comprehensive income (loss)	1,589,858	2,059,782

Comprehensive income	$3,544,744	$4,035,339

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$2,168,211	$4,669,641
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	20,767,696	42,977,236
Proceeds from sales of securities available for sale	—	29,454,187
Purchases of investment securities available for sale	(35,273,345)	(42,233,286)
Net change in securities sold under agreement to repurchase	(285,546)	(11,749,113)
Purchases of bank premises and equipment	(726,528)	(137,130)
Decrease (increase) in interest bearing deposits with other banks	206,040	(20,924,486)
Net Increase in Federal Funds Sold	—	(12,500,000)
Proceeds from sale of other real estate acquired by foreclosure	78,000	206,000
Net decrease in loans	8,009,113	141,160

Net cash used by investing activities	(7,224,570)	(14,765,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,301,565	5,473,085
Proceeds from exercising stock options	14,165	55,980
Increase in Federal Home Loan Bank advances	—	12,000,000
Repurchase of stock	—	(295,546)
Increase in federal funds purchased	2,500,000	—
Payment of dividends	(1,064,671)	(1,014,208)

Net cash provided by financing activities	10,751,059	16,219,311

Net increase in cash and due from banks	5,694,700	6,123,520
Cash and due from banks, beginning of period	16,963,393	15,365,612

Cash and due from banks, end of period	$22,658,093	$21,489,132

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2011

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2011, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2011, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $29,347,866 compared to an aggregate unused balance of $36,011,792 at December 31, 2010. There were $2,913,825 of letters of credit outstanding at March 31, 2011, and $3,141,959 at December 31, 2010. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended March 31,
	2011	2010
Basic weighted average shares outstanding	4,839,111	4,831,879
Dilutive effect of granted options	17,787	38,178

Diluted weighted average shares outstanding	4,856,898	4,870,057

Net income	$1,954,886	$1,975,557
Net income per share-basic	$0.40	$0.41
Net income per share-diluted	$0.40	$0.41

Note 4. Stock Option Plan

At March 31, 2011, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the “Employees’ Plan”. The Corporation accounts for these plans under the stock compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

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

Although the option grants are not subject to an explicit vesting schedule, the Corporation recognizes that the restriction on exercising options lapses six months and one day after the grant date, which constitutes a de facto vesting schedule and is considered the service period. Compensation costs are amortized over that six-month period.

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

The following table below is a summary of the stock option activity for the three months ended March 31, 2011.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	93,000	$20.65	136,500	$19.92
Granted	—	—	—	—
Exercised	—	—	(1,000)	14.65
Expired	—	—	—	—

Outstanding at March 31, 2011	93,000	$20.65	135,500	$19.96

The intrinsic value of options granted under the Directors’ Plan at March 31, 2011, was $129,750 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2011, was $224,800 for a total intrinsic value at March 31, 2011, of $354,550.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2011, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2011 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2007. The Corporation and its subsidiaries’ state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)
Real Estate:
Land Development and Construction	$11,173	$21,838
Farmland	42,964	44,734
1-4 Family Mortgages	145,073	143,627
Commercial Real Estate	137,628	139,760

Total Real Estate Loans	336,838	349,959

Business Loans:
Commercial and Industrial Loans	33,486	28,429
Farm Production and other Farm Loans	2,274	2,429

Total Business Loans	35,760	30,858

Consumer Loans:
Credit Cards	945	990
Other Consumer Loans	40,340	40,292

Total Consumer Loans	41,285	41,282

Total Gross Loans	413,883	422,099

Unearned income	(275)	(223)
Allowance for loan losses	(6,524)	(6,379)

Loans, net	$407,084	$415,497

Loans are considered to be past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status, when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accruals are discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Period-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Real Estate:
Land Development and Construction	$747	$553
Farmland	389	581
1-4 Family Mortgages	1,929	1,741
Commercial Real Estate	6,715	6,590

Total Real Estate Loans	9,780	9,465

Business Loans:
Commercial and Industrial Loans	606	1,250
Farm Production and other Farm Loans	—	8

Total Business Loans	606	1,258

Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	234	209

Total Consumer Loans	234	209

Total Non-Accrual Loans	$10,620	$10,932

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$283	$64	$347	$10,826	$11,173	$101
Farmland	1,702	297	1,999	40,965	42,964	—
1-4 Family Mortgages	6,389	831	7,220	137,853	145,073	46
Commercial Real Estate	1,398	4,537	5,935	131,693	137,628	—

Total Real Estate Loans	9,772	5,729	15,501	321,337	336,838	147

Business Loans:
Commercial and Industrial Loans	633	148	781	32,705	33,486	13
Farm Production and other Farm Loans	63	—	63	2,211	2,274	—

Total Business Loans	696	148	844	34,916	35,760	13

Consumer Loans:
Credit Cards	18	57	75	870	945	57
Other Consumer Loans	1,489	120	1,609	38,781	40,340	21

Total Consumer Loans	1,507	177	1,684	39,601	41,285	78

Total Loans	$11,975	$6,054	$18,029	$395,854	$413,883	$238

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$312	$808	$1,120	$20,718	$21,838	$447
Farmland	1,675	417	2,092	42,642	44,734	115
1-4 Family Mortgages	5,231	808	6,039	137,588	143,627	63
Commercial Real Estate	1,564	95	1,659	138,101	139,760	—

Total Real Estate Loans	8,782	2,128	10,910	339,049	349,959	625

Business Loans:
Commercial and Industrial Loans	1,763	502	2,265	26,164	28,429	300
Farm Production and other Farm Loans	39	5	44	2,385	2,429	5

Total Business Loans	1,802	507	2,309	28,549	30,858	305

Consumer Loans:
Credit Cards	21	70	91	899	990	70
Other Consumer Loans	2,268	139	2,407	37,885	40,292	23

Total Consumer Loans	2,289	209	2,498	38,784	41,282	93

Total Loans	$12,873	$2,844	$15,717	$406,382	$422,099	$1,023

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all the amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at past due loans, bankruptcy filing and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original contract terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans as of March 31, 2011 and December 31, 2010, by class of loans, are as follows (in thousands):

March 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$747	$590	$157	$747	$156	$650
Farmland	389	254	135	389	59	485
1-4 Family Mortgages	3,146	1,211	1,935	3,146	550	2,493
Commercial Real Estate	7,105	4,641	2,464	7,105	832	7,043

Total Real Estate Loans	11,387	6,696	4,691	11,387	1,597	10,671

Business Loans:
Commercial and Industrial Loans	697	464	233	697	124	1,020
Farm Production and other Farm Loans	—	—	—	—	—	3

Total Business Loans	697	464	233	697	124	1,023

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	234	197	37	234	13	222

Total Consumer Loans	234	197	37	234	13	222

Total Loans	$12,318	$7,357	$4,961	$12,318	$1,734	$11,916

December 31, 2010	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$553	$391	$162	$553	$156	$630
Farmland	581	394	187	581	79	534
1-4 Family Mortgages	1,840	967	873	1,840	196	1,801
Commercial Real Estate	6,981	4,443	2,538	6,981	832	6,975

Total Real Estate Loans	9,955	6,195	3,760	9,955	1,263	9,940

Business Loans:
Commercial and Industrial Loans	1,342	1,017	325	1,342	194	1,436
Farm Production and other Farm Loans	7	7	—	7	—	17

Total Business Loans	1,349	1,024	325	1,349	194	1,453

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	209	135	74	209	21	206

Total Consumer Loans	209	135	74	209	21	206

Total Loans	$11,513	$7,354	$4,159	$11,513	$1,478	$11,599

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows.

Grade 1. MINIMAL RISK - Those loans without loss exposure to the Corporation. This classification is reserved for only the best, well secured loans to borrowers with significant capital strength, low leverage, stable earnings and growth and other readily available financing alternatives. This type of loan would also include loans secured by a program of the government.

Grade 2. MODEST RISK - These loans include borrowers with solid credit quality and moderate risk of loss. These loans may be fully secured by certificates of deposit with another reputable financial institution, or secured by readily marketable securities with acceptable margins.

Grade 3. AVERAGE RISK - Grade 3 is the rating assigned to most of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

Grade 4. ACCEPTABLE RISK-Borrower generates sufficient cash flow to fund debt service but most working asset and capital expansion needs are provided from external sources. Profitability and key balance sheet ratios are usually close to peers but one or more may be higher than peers.

Grade 5. MANAGEMENT ATTENTION - Borrower has significant weaknesses resulting from performance trends or management concerns. The financial condition of the borrower has taken a negative turn and may be temporarily strained. Cash flow is weak but cash reserves remain adequate to meet debt service. Management weakness is evident.

Grade 6. OTHER LOANS ESPECIALLY MENTIONED (OLEM) - Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.

Grade 7. SUBSTANDARD ASSETS - Assets classified as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as Substandard must have a well-defined weakness based upon objective evidence. Assets classified as Substandard are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a Substandard classification even if there is little likelihood of total loss.

Grade 8. DOUBTFUL - A loan classified as doubtful has all the weaknesses of a substandard classification and the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. A doubtful classification could reflect the fact that the primary source of repayment is gone and serious doubt exists as to the quality of a secondary source of repayment.

Grade 9. LOSS - Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Also included in this classification is the defined loss portion of loans rated substandard assets and doubtful assets.

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2011.

The following table details the amount of gross loans by loan grade and class for the year ended March 31, 2011 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$9,557	$64	$1,552	$—	$—	$11,173
Farmland	38,588	2,486	1,890	—	—	42,964
1-4 Family Mortgages	129,714	2,188	13,119	44	8	145,073
Commercial Real Estate	125,066	1,399	11,163	—	—	137,628

Total Real Estate Loans	302,925	6,137	27,724	44	8	336,838

Business Loans:
Commercial and Industrial Loans	30,720	1,321	1,381	60	4	33,486
Farm Production and other Farm Loans	2,218	19	37	—	—	2,274

Total Business Loans	32,938	1,340	1,418	60	4	35,760

Consumer Loans:
Credit Cards	888	—	57	—	—	945
Other Consumer Loans	38,421	395	1,518	6	—	40,340

Total Consumer Loans	39,309	395	1,575	6	—	41,285

Total Loans	$375,172	$7,872	$30,717	$110	$12	$413,883

The following table details the amount of gross loans by loan grade and class for the year ended December 31, 2010:

Grades	Satisfactory 1, 2, 3,4	Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$20,165	$65	$1,608	$—	$—	$21,838
Farmland	40,462	2,210	2,062	—	—	44,734
1-4 Family Mortgages	128,505	1,966	13,130	26	—	143,627
Commercial Real Estate	127,851	542	11,367	—	—	139,760

Total Real Estate Loans	316,983	4,783	28,167	26	—	349,959

Business Loans:
Commercial and Industrial Loans	26,062	608	1,739	16	4	28,429
Farm Production and other Farm Loans	2,363	14	52	—	—	2,429

Total Business Loans	28,425	622	1,791	16	4	30,858

Consumer Loans:
Credit Cards	920	—	70	—	—	990
Other Consumer Loans	38,674	34	1,571	10	3	40,292

Total Consumer Loans	39,594	34	1,641	10	3	41,282

Total Loans	$385,002	$5,439	$31,599	$52	$7	$422,099

The allowance for loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that will occur within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The allowance on the majority of the loan portfolio is calculated using a historical chargeoff percentage applied to the current loan balances by loan segment. This historical period is the average of the previous 5 years with the most current years weighted to show the effect of the most recent chargeoff activity. This percentage is also adjusted for economic factors such as local unemployment and general business conditions, both local and nationwide.

The group of loans that are considered to be impaired are individually evaluated for possible loss and a specific reserve is established to cover any loss contingency. Loans that are determined to be a loss with no benefit of remaining in the portfolio are charged off to the allowance. These specific reserves are reviewed periodically for continued impairment and adequacy of the specific reserve and adjusted when necessary.

The following table details activity in the allowance for possible loan losses by portfolio segment for the year ended March 31, 2011:

March 31, 2011	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2011	$4,306,691	$1,104,706	$967,673	$6,379,070
Provision for possible loan losses	(71,461)	(52,912)	368,434	244,061
Chargeoffs	45,645	15,104	74,367	135,116
Recoveries	4,819	3,130	28,254	36,203

Net Chargeoffs	40,826	11,974	46,113	98,913

Ending Balance	$4,194,404	$1,039,820	$1,289,994	$6,524,218

Period end allowance allocated to:
Loans individually evaluated for impairment	1,597,351	123,846	13,145	1,734,342
Loans collectively evaluated for impairment	2,597,053	915,974	1,276,849	4,789,876

Ending Balance, March 31, 2011	$4,194,404	$1,039,820	$967,673	$6,524,218

Activity in the allowance for possible loan losses for the three months ended March 31, 2010 was as follows:

March 31, 2010
Balance, beginning of period	$5,525,927
Provision for loan losses	624,956
Loans charged off	(472,544)
Recoveries of loans previously charged off	48,454

Balance, end of period	$5,726,793

The Company’s recorded investment in loans as of March 31, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows (in thousands):

March 31, 2011	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for impairment	$11,387	$697	$234	$12,318
Loans collectively evaluated for impairment	325,451	35,063	41,051	401,565

	$336,838	$35,760	$41,285	$413,883

December 31, 2010	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for impairment	$9,955	$1,349	$209	$11,513
Loans collectively evaluated for impairment	340,004	29,509	41,073	410,586

	$349,959	$30,858	$41,282	$422,099

Note 7. Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC Topic 820, which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. The adoption has not had a material effect on the Company’s financial position, results of operations or stockholders’ equity.

In July 2010, the FASB issued an update to ASC Topic 310, that requires additional disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The update has not had a material effect on our consolidated financial statements other than the new required disclosures.

Note 8. Fair Value of Financial Instruments

The Fair Value Topic of the ASC establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This topic also requires disclosure about how fair value was determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$203,859,457	$—	$203,859,457
Mortgage-backed Securities	—	35,031,898	—	35,031,898
Other investments	—	100,126,069	2,230,377	102,356,446
Total	$—	$339,017,424	$2,230,377	$341,247,801

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$186,157,928	$—	$186,157,928
Mortgage-backed Securities	—	37,759,943	—	37,759,943
Other investments	—	98,927,753	1,884,677	100,812,430
Total	$—	$322,845,624	$1,884,677	$324,730,301

The following table reports the activity for 2011 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2011	$1,884,677
Unrealized gains included in other comprehensive income	345,700

Balance at March 31, 2011	$2,230,377

As of March 31, 2011, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other than temporary impairment exists.

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2011 that were still held in the balance sheet at March 31, 2011, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,226,961	$3,226,961
Other real estate owned	—	—	159,076	159,076

Total	$—	$—	$3,386,037	$3,386,037

For assets measured at fair value on a nonrecurring basis during 2010 that were still held in the balance sheet at December 31, 2010, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$2,680,775	$2,680,775
Other real estate owned	—	—	2,172,198	2,172,198

Total	$—	$—	$4,852,973	$4,852,973

Impaired loans with a carrying value of $4,961,303 and $4,159,181 had an allocated allowance for loan losses of $1,734,342 and $1,478,406 at March 31, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2011, and recorded at fair value, less costs to sell, was $159,076. There were no writedowns during the period on OREO previously acquired. OREO acquired during 2010 and recorded at fair value, less costs to sell, was $973,758. Additional writedowns during 2010 on OREO previously acquired was $112,060 on five properties valued at $1,198,440.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2011, and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$22,658,093	$22,658,093	$16,963,393	$16,963,393
Interest bearing deposits with banks	949,548	949,548	1,155,588	1,155,588
Securities available-for-sale	341,247,801	341,247,801	324,730,301	324,730,301
Net loans	407,084,466	407,020,916	415,496,720	415,605,513
Financial liabilities
Deposits	$546,731,288	$546,961,250	$537,429,723	$537,751,275
Federal Home Loan Bank advances	84,400,000	87,772,677	84,400,000	88,038,797
Federal funds purchased	5,000,000	5,000,000	2,500,000	2,500,000
Securities Sold under agreement to repurchase	110,197,891	110,197,891	110,483,437	110,483,437

The fair value estimates, methods and assumptions used by the Corporation in estimating its fair value disclosures for financial statements were as follows:

Cash and Due from Banks and Interest Bearing Deposits with Banks

The carrying amounts reported in the balance sheet for these instruments approximate fair value because of their immediate and shorter-term maturities, which are considered to be three months or less when purchased.

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

Impaired Loans

Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’ financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned

OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at fair value of the real estate, less costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for decline in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. As such, values for OREO are classified as Level 3.

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

Federal Home Loan Bank (FHLB) Borrowings

The fair value of FHLB advances is based on discounted cash flow analysis.

Federal Funds Sold and Purchased and Commercial Repurchase Agreements

Due to the short term nature of these instruments, which is considered to be three months or less, the carrying amount is equal to the fair value.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2011, was 22.60% and at December 31, 2010, was 19.98%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $546,731,288 at March 31, 2011, and $537,429,723 at December 31, 2010. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $341,247,801 invested in investment securities at March 31, 2011, and $324,730,301 at December 31, 2010. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $46,400,000 at March 31, 2011 and at December 31, 2010. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2011, the Corporation had unused and available $116,869,847 of its line of credit with the FHLB and at December 31, 2010, the Corporation had unused and available $119,501,966 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2010 to March 31, 2011, was the result of a decrease in collateral available, as calculated quarterly by the FHLB.

At March 31, 2011, and at December 31, 2010, the Corporation had federal funds purchased in the amounts of $5,000,000 and $2,500,000, respectively. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $78,789,334 at March 31, 2011, as compared to $76,295,096 at December 31, 2010. One of the reasons for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Commencing May 1, 2009, the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan terminated April 30, 2010, and the Corporation had purchased 49,326 shares at an average price of $22.75. This reduced the number of shares outstanding at December 31, 2010, to 4,838,411.

Cash dividends in the amount of $1,064,671, or $0.22 per share, have been paid in 2011 as of the end of the first quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2011, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital	$82,257,293	16.53%	$39,817,470	>8.00%	$49,771,838	>10.00%
(to Risk-Weighted Assets)
Tier 1 Capital	76,032,076	15.28%	19,908,735	>4.00%	29,863,103	>6.00%
(to Risk-Weighted Assets)
Tier 1 Capital	76,032,076	9.29%	32,749,458	>4.00%	40,936,823	>5.00%
(to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2011	2010
Interest Income, including fees	$9,345,272	$9,875,217
Interest Expense	1,766,953	2,309,912

Net Interest Income	7,578,319	7,565,305
Provision for Loan Losses	244,061	624,956

Net Interest Income after Provision for Loan Losses	7,334,258	6,940,349
Other Income	1,584,395	1,623,131
Other Expense	6,400,281	6,023,131

Income before Provision For Income Taxes	2,518,372	2,540,349
Provision for Income Taxes	563,486	564,792

Net Income	$1,954,886	$1,975,557

Net Income Per share - Basic	$0.40	$0.41

Net Income Per Share - Diluted	$0.40	$0.41

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 10.04% for the three months ended March 31, 2011, and 10.35% for the corresponding period in 2010. The decrease in ROE was caused by an increase in average equity along with a slight decrease in net income for the three months of 2011.

The book value per share increased to $16.28 at March 31, 2011, compared to $15.77 at December 31, 2010. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2011, were $822,108,590 compared to $839,212,189 for the year ended December 31, 2010.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.25% for the first quarter of 2011 compared to 4.18% for the corresponding period of 2010. The increase in net interest margin from 2010 to 2011 is the result of a smaller decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $749,736,942 for the three months ended March 31, 2011. This represents a decrease of $13,103,746, or 1.7%, over average earning assets of $762,840,688 for the three month period ended March 31, 2010. The decrease in earning assets for the three months ended March 31, 2011, is the result of the declining loan demand and decline in deposits due to current local and national economic conditions.

Interest bearing deposits averaged $439,191,051 for the three months ended March 31, 2011. This represents a decrease of $33,543,134, or 7.1%, from the average of interest bearing deposits of $472,734,185 for the three month period ended March 31, 2010. This was due to a decrease in interest bearing accounts and in certificates of deposit partially offset by an increase in savings accounts.

Other borrowed funds averaged $204,759,362 for the three months ended March 31, 2011. This represents an increase of $8,604,805, or 4.4%, over the other borrowed funds of $196,154,557 for the three month period ended March 31, 2010. This increase in other borrowed funds was due to a $13,018,791 increase in the Commercial Repo Liability, a $190,653 decrease in the ABE Loan Liability, a $3,956,667 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $266,666 for the three month period ended March 31, 2011, when compared to the three month period ended March 31, 2010.

Net interest income was $7,578,319 for the three month period ended March 31, 2011, an increase of $13,014 from $7,565,305 for the three month period ended March 31, 2010, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the three month period ended March 31, 2011, the yield on earning assets decreased slower than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period in 2010. The yield on all interest bearing assets decreased 19 basis points to 5.20% in the first quarter of 2011 from 5.39% for the same period in 2010. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2011 decreased by 28 basis points to 1.11% from 1.39% in the same period of 2010. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2011	2010
Interest and Fees	$6,548,931	$7,253,309
Average Loans	417,343,795	451,829,997
Annualized Yield	6.28%	6.42%

The decrease in interest rates in the three month period ended March 31, 2011, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2011	Year Ended December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$413,882,988	$422,098,362	$(8,215,374)	-1.95%
Allowance for Loan Losses	6,524,218	6,379,070	145,148	2.28%
Nonaccrual Loans	10,619,610	10,931,670	(312,060)	-2.85%
Ratios:
Allowance for loan losses to gross loans	1.58%	1.51%
Net loans charged off to allowance for loan losses	1.52%	25.12%

The provision for loan losses for the three months ended March 31, 2011, was $244,061, a decrease of $380,895 from the $624,596 provision for the same period in 2010. The decrease in our loan loss provisions for the three month period is a result of a decrease in outstanding loans, loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local and national economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the improvement of loans classified as non-accrual due to payments received on these loans in excess of new loans added to the list.

For the three months ended March 31, 2011, net loan losses charged to the allowance for loan losses totaled $98,913, a decrease of $325,153 from the $424,066 charged off in the same period in 2010. This decrease was due to an overall decrease in the number of charge offs in 2011 when compared to the same period in 2010 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2011 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2011, was $1,584,395, a decrease of $500,301, or 24.0%, from the same period in 2010. The decrease in non-interest income is the result of investment security gains realized in 2010 that did not repeat in 2011. Service charges on deposit accounts decreased by $90,381, or 9.4%, to $874,397 in the three months ended March 31, 2011, compared to $964,778 for the same period in 2010. Other service charges and fees increased by $40,133, or 10.7%, in the three months ended March 31, 2011, compared to the same period in 2010. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income under Non-Interest Income on the income statement:

	Three months
	ended March 31,
	2011	2010
Other Income
BOLI Insurance	$115,385	$105,000
Mortgage Loan Origination Income	98,500	26,795
Income from Security Sales, net	432	558,682
Other Income	81,722	55,615

Total Other Income	$296,039	$746,092

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three month period ended March 31, 2011 and 2010 were $6,400,281 and $6,484,696, respectively, a decrease of $84,415, or 1.3%, from 2010 to 2011. Salaries and benefits increased to $3,519,609 for the three months ended March 31, 2011, from $3,400,361 for the same period in 2010. This represents an increase of $119,248, or 3.5%. This increase was the result of an increase in employees related to expansion of administration functions and normal yearly salaries increases. Occupancy expense increased by $143,559, or 15.2%, to $1,088,947 for the three months ended March 31, 2011, when compared to the same period of 2010. This increase is due in part to the expenses related to the new branch located in Hattiesburg, Mississippi.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
	2011	2010
Other Operating Expense
Intangible Amortization	$46,173	$46,173
Advertising	170,762	129,953
Office Supplies	179,776	111,667
Legal and Audit Fees	120,906	118,352
Telephone expense	96,382	140,309
Postage and Freight	92,650	76,611
Loan Collection Expense	73,374	146,033
Other Losses	13,320	478,711
FDIC and State Assessment	265,069	256,147
Debit Card/ATM expense	181,378	131,508
Travel and Convention	63,201	74,274
Other expenses	488,734	429,209

Total Other Expense	$1,791,725	$2,138,947

The Corporation’s efficiency ratio for the three months ended March 31, 2011, was 67.51% compared to the 63.26% for the same period in 2010. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2011	December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$22,658,093	$16,963,393	$5,694,700	33.57%
Interest Bearing deposits with Other Banks	949,548	1,155,588	(206,040)	-17.83%
Investment Securities	341,247,801	324,730,301	16,517,500	5.09%
Loans, net	407,084,466	415,496,720	(8,412,254)	-2.02%
Total Assets	832,142,576	818,232,732	13,909,844	1.70%
Total Deposits	546,731,288	537,429,723	9,301,565	1.73%
Total Stockholders’ Equity	78,789,334	76,295,096	2,494,238	3.27%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2011, was $23,607,641, an increase of $5,488,660 from the balance of $18,118,981 at December 31, 2010, due to an increase in the availability of cash letters sent for collection on the last day of the period.

PREMISES AND EQUIPMENT

During the three month period ended March 31, 2011, premises and equipment increased by $438,174, or 2.1%, to $21,189,652 when compared to $20,751,478 at December 31, 2010. The increase was due to the addition of property and equipment exceeding the amount of depreciation in the normal course of business. During this time, additions were made for interim construction costs on a new branch building in Hattiesburg.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States Agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2011, increased $16,517,500, or 5.1%, to $341,247,801 from the balance at December 31, 2010. This increase is due to the Corporation’s strategy of investing funds not needed for the declining loan demand in the highest yielding asset.

LOANS

The loan balance decreased by $8,412,254 during the three months ended March 31, 2011, to $407,084,466 from $415,496,720 at December 31, 2010. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first three months of 2011. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	March 31, 2011	December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$103,619,322	$95,324,759	$8,294,563	8.70%
Interest-Bearing Deposits	170,856,575	164,325,092	6,531,483	3.97%
Savings Deposits	40,431,262	37,778,537	2,652,725	7.02%
Certificates of Deposit	231,824,129	240,001,335	(8,177,206)	-3.41%

Total Deposits	$546,731,288	$537,429,723	$9,301,565	1.73%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the three months ended March 31, 2011. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments have enabled the Corporation historically to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risk factors below that it presently believe could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments which could affect the Corporation’s financial performance. The following discussion highlights potential risks, which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2011, the Corporation had $6.524 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

The Corporation also faces litigation risks from customers (singly or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome and magnitude of litigation cannot be predicted or controlled with certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The Corporation’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation make today.

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

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

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

DATE: May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.