Form 10-Q
period 2011-06-30
CITIZENS HOLDING CO /MS/
filed 2011-08-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011:

Title	Outstanding
Common Stock, $0.20 par value	4,843,911

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$22,299,125	$16,963,393
Interest bearing deposits with other banks	11,622,122	1,155,588
Investment securities available for sale, at fair value	347,936,349	324,730,301
Loans, net of allowance for loan losses of $6,359,602 in 2011 and $6,379,070 in 2010	406,072,546	415,496,720
Premises and equipment, net	21,186,494	20,751,478
Other real estate owned, net	3,147,809	3,068,209
Accrued interest receivable	4,830,929	4,823,227
Cash value of life insurance	19,875,021	19,535,300
Intangible assets, net	3,318,957	3,411,303
Other assets	4,963,329	8,297,213

TOTAL ASSETS	$845,252,681	$818,232,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$95,971,966	$95,324,759
Interest-bearing NOW and money market accounts	177,732,499	164,325,092
Savings deposits	41,130,446	37,778,537
Certificates of deposit	232,314,862	240,001,335

Total deposits	547,149,773	537,429,723

Federal Funds Purchased	—	2,500,000
Securities sold under agreement to repurchase	114,055,801	110,483,437
Federal Home Loan Bank advances	94,400,000	84,400,000
Accrued interest payable	383,603	538,881
Deferred compensation payable	4,618,585	4,330,069
Other liabilities	1,301,677	2,255,526

Total liabilities	761,909,439	741,937,636

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,843,911 shares outstanding at June 30, 2011 and 4,838,411 shares outstanding at December 31, 2010	968,782	967,682
Additional paid-in capital	3,185,357	3,061,221
Retained earnings	76,142,950	74,464,123
Accumulated other comprehensive income (loss), net of tax expense of ($1,812,145) in 2011 and tax benefit of $1,307,540 in 2010	3,046,153	(2,197,930)

Total stockholders’ equity	83,343,242	76,295,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$845,252,681	$818,232,732

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loan income, including fees	$6,398,678	$7,011,615	$12,947,609	$14,264,924
Investment securities	3,038,701	2,417,028	5,823,247	5,028,166
Other interest	6,472	23,192	18,267	33,962

Total interest income	9,443,851	9,451,835	18,789,123	19,327,052

INTEREST EXPENSE
Deposits	802,618	1,361,998	1,689,617	2,786,730
Other borrowed funds	879,750	878,569	1,759,704	1,763,749

Total interest expense	1,682,368	2,240,567	3,449,321	4,550,479

NET INTEREST INCOME	7,761,483	7,211,268	15,339,802	14,776,573

PROVISION FOR LOAN LOSSES	682,773	695,255	926,834	1,320,211

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,078,710	6,516,013	14,412,968	13,456,362

OTHER INCOME
Service charges on deposit accounts	855,986	1,020,995	1,730,383	1,985,773
Other service charges and fees	415,174	372,571	829,133	746,397
Other income	245,306	315,653	541,345	1,061,745

Total other income	1,516,466	1,709,219	3,100,861	3,793,915

OTHER EXPENSES
Salaries and employee benefits	3,524,103	3,448,339	7,043,712	6,848,700
Occupancy expense	1,018,542	992,962	2,107,489	1,938,350
Other operating expense	1,703,394	1,671,456	3,495,119	3,810,403

Total other expenses	6,246,039	6,112,757	12,646,320	12,597,453

INCOME BEFORE PROVISION FOR INCOME TAXES	2,349,137	2,112,475	4,867,509	4,652,824

PROVISION FOR INCOME TAXES	494,865	416,371	1,058,351	981,163

NET INCOME	$1,854,272	$1,696,104	$3,809,158	$3,671,661

NET INCOME PER SHARE
-Basic	$0.38	$0.35	$0.79	$0.76

-Diluted	$0.38	$0.35	$0.79	$0.75

DIVIDENDS PAID PER SHARE	$0.22	$0.21	$0.44	$0.42

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$1,854,272	$1,696,104	$3,809,158	$3,671,661

Other comprehensive income, net of tax

Unrealized holding gains (losses)	3,648,868	(154,452)	5,238,294	1,905,330

Reclassification adjustment for gains included in net income	5,357	618,013	5,789	618,013

Total other comprehensive income (loss)	3,654,225	463,561	5,244,083	2,523,343

Comprehensive income	$5,508,497	$2,159,665	$9,053,241	$6,195,004

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$5,419,819	$7,772,004

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	73,203,384	96,061,186
Proceeds from sales of securities available for sale	—	30,072,201
Purchases of investment securities available for sale	(88,813,259)	(105,237,061)
Net change in securities sold under agreement to repurchase	3,572,364	(10,415,211)
Purchases of bank premises and equipment	(1,035,486)	(1,197,496)
Increase in interest bearing deposits with other banks	(10,466,534)	(15,092,748)
Purchase of Federal Home Loan Bank Stock	(108,000)	—
Proceeds from sale of other real estate acquired by foreclosure	338,080	819,200
Net decrease in loans	8,072,260	10,889,386

Net cash (used by) provided by investing activities	(15,237,191)	5,899,457

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,720,050	(20,208,749)
Proceeds from exercising stock options	63,385	189,161
Increase in Federal Home Loan Bank advances	10,000,000	12,000,000
Repurchase of stock	—	(366,381)
Decrease in federal funds purchased	(2,500,000)	—
Payment of dividends	(2,130,331)	(2,030,274)

Net cash provided by (used by) financing activities	15,153,104	(10,416,243)

Net increase in cash and due from banks	5,335,732	3,255,218

Cash and due from banks, beginning of period	16,963,393	15,365,612

Cash and due from banks, end of period	$22,299,125	$18,620,830

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2011

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2011, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $28,835,248 compared to an aggregate unused balance of $36,011,792 at December 31, 2010. There were $3,120,825 of letters of credit outstanding at June 30, 2011, and $3,141,959 at December 31, 2010. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	4,841,438	4,833,609	4,840,770	4,832,749
Dilutive effect of granted options	12,799	22,588	9,056	32,882

Diluted weighted average shares outstanding	4,854,237	4,856,197	4,849,826	4,865,631

Net income	$1,854,272	$1,696,104	$3,809,158	$3,671,661
Net income per share-basic	$0.38	$0.35	$0.79	$0.76
Net income per share-diluted	$0.38	$0.35	$0.79	$0.75

Note 4. Stock Option Plan

At June 30, 2011, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the “Employees’ Plan”. The Corporation accounts for these plans under the stock compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

On April 27, 2011, the members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $20.02 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 28, 2011, and must be exercised no later than April 27, 2021.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2011.

Assumption	Directors

Dividend Yield	4.90%
Risk-Free Interest Rate	2.24%
Expected Life	8.1 years
Expected Volatility	74.47%
Calculated Value per Option	$9.16
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan in April 2011 was $123,702 and should be recognized as an expense of $20,617 per month over the six-month requisite service period, beginning in April 2011. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $46,140, or $7,690 per month, over the six-month requisite service period, beginning in April 2011.

The following table below is a summary of the stock option activity for the three months ended June 30, 2011.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	93,000	$20.65	136,500	$19.92
Granted	13,500	20.02	—	—
Exercised	(4,500)	10.83	(1,000)	14.65
Expired	—	—	—	—

Outstanding at June 30, 2011	102,000	$21.00	135,500	$19.96

The intrinsic value of options granted under the Directors’ Plan at June 30, 2011, was $61,440 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2011, was $188,800 for a total intrinsic value at June 30, 2011, of $250,240.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2011, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2011 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation and its subsidiaries file a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2007. The Corporation and its subsidiaries’ state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Real Estate:
Land Development and Construction	$11,464	$21,838
Farmland	37,642	44,734
1-4 Family Mortgages	142,582	143,627
Commercial Real Estate	138,289	139,760

Total Real Estate Loans	329,977	349,959

Business Loans:
Commercial and Industrial Loans	39,449	28,429
Farm Production and other Farm Loans	2,035	2,429

Total Business Loans	41,484	30,858

Consumer Loans:
Credit Cards	990	990
Other Consumer Loans	40,228	40,292

Total Consumer Loans	41,218	41,282

Total Gross Loans	412,679	422,099

Unearned income	(246)	(223)
Allowance for loan losses	(6,360)	(6,379)

Loans, net	$406,073	$415,497

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Real Estate:
Land Development and Construction	$731	$553
Farmland	394	581
1-4 Family Mortgages	1,802	1,741
Commercial Real Estate	6,717	6,590

Total Real Estate Loans	9,644	9,465

Business Loans:
Commercial and Industrial Loans	358	1,250
Farm Production and other Farm Loans	8	8

Total Business Loans	366	1,258

Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	291	209

Total Consumer Loans	291	209

Total Non-Accrual Loans	$10,301	$10,932

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$212	$63	$275	$11,189	$11,464	$—
Farmland	865	136	1,001	36,641	37,642	—
1-4 Family Mortgages	5,476	448	5,924	136,658	142,582	134
Commercial Real Estate	639	4,437	5,076	133,213	138,289	—

Total Real Estate Loans	7,192	5,084	12,276	317,701	329,977	134

Business Loans:
Commercial and Industrial Loans	408	190	598	38,851	39,449	—
Farm Production and other Farm Loans	69	7	76	1,959	2,035	—

Total Business Loans	477	197	674	40,810	41,484	—

Consumer Loans:
Credit Cards	16	61	77	913	990	61
Other Consumer Loans	1,694	120	1,774	38,454	40,228	13

Total Consumer Loans	1,710	141	1,851	39,367	41,218	74

Total Loans	$9,379	$5,422	$14,801	$397,878	$412,679	$208

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$312	$808	$1,120	$20,718	$21,838	$447
Farmland	1,675	417	2,092	42,642	44,734	115

1-4 Family Mortgages	5,231	808	6,039	137,588	143,627	63

Commercial Real Estate	1,564	95	1,659	138,101	139,760	—

Total Real Estate Loans	8,782	2,128	10,910	339,049	349,959	625

Business Loans:
Commercial and Industrial Loans	1,763	502	2,265	26,164	28,429	300

Farm Production and other Farm Loans	39	5	44	2,385	2,429	5

Total Business Loans	1,802	507	2,309	28,549	30,858	305

Consumer Loans:

Credit Cards	21	70	91	899	990	70
Other Consumer Loans	2,268	139	2,407	37,885	40,292	23

Total Consumer Loans	2,289	209	2,498	38,784	41,282	93

Total Loans	$12,873	$2,844	$15,717	$406,382	$422,099	$1,023

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

Impaired loans as of June 30, 2011 and December 31, 2010, by class of loans, are as follows (in thousands):

June 30, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$731	$579	$152	$731	$156	$739
Farmland	394	364	30	394	9	392
1-4 Family Mortgages	1,900	973	927	1,900	236	2,523
Commercial Real Estate	7,106	4,710	2,396	7,106	832	7,105

Total Real Estate Loans	10,131	6,626	3,505	10,131	1,233	10,759

Business Loans:
Commercial and Industrial Loans	448	248	200	448	116	573
Farm Production and other Farm Loans	7	7	—	7	—	3

Total Business Loans	455	255	200	455	116	576

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	292	292	—	292	—	263

Total Consumer Loans	292	292	—	292	—	263

Total Loans	$10,878	$7,173	$3,705	$10,878	$1,349	$11,598

December 31, 2010	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$553	$391	$162	$553	$156	$630
Farmland	581	394	187	581	79	534
1-4 Family Mortgages	1,840	967	873	1,840	196	1,801
Commercial Real Estate	6,981	4,443	2,538	6,981	832	6,975

Total Real Estate Loans	9,955	6,195	3,760	9,955	1,263	9,940

Business Loans:
Commercial and Industrial Loans	1,342	1,017	325	1,342	194	1,436
Farm Production and other Farm Loans	7	7	—	7	—	17

Total Business Loans	1,349	1,024	325	1,349	194	1,453

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	209	135	74	209	21	206

Total Consumer Loans	209	135	74	209	21	206

Total Loans	$11,513	$7,354	$4,159	$11,513	$1,478	$11,599

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

Grade 3. AVERAGE RISK - This is the rating assigned to most of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

Grade 4. ACCEPTABLE RISK - Borrower generates sufficient cash flow to fund debt service but most working asset and capital expansion needs are provided from external sources. Profitability and key balance sheet ratios are usually close to peers but one or more may be higher than peers.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2011.

The following table details the amount of gross loans by loan grade and class as of June 30, 2011 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:

Land Development and Construction	$9,812	$107	$1,545	$—	$—	$11,464

Farmland	33,055	2,888	1,699	—	—	37,642
1-4 Family Mortgages	125,381	2,833	14,313	55	—	142,582
Commercial Real Estate	118,898	8,312	11,079	—	—	138,289

Total Real Estate Loans	287,146	14,140	28,636	55	—	329,977

Business Loans:
Commercial and Industrial Loans	36,900	1,348	1,163	38	—	39,449
Farm Production and other Farm Loans	1,938	20	77	—	—	2,035

Total Business Loans	38,838	1,368	1,240	38	—	41,484

Consumer Loans:
Credit Cards	929	—	61	—	—	990
Other Consumer Loans	38,548	211	1,443	19	7	40,228

Total Consumer Loans	39,538	211	1,504	19	7	41,218

Total Loans	$365,522	$15,719	$31,380	$112	$7	$412,679

The following table details the amount of gross loans by loan grade and class as of December 31, 2010:

Grades	Satisfactory 1, 2, 3,4	Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:

Land Development and Construction	$20,165	$65	$1,608	$—	$—	$21,838

Farmland	40,462	2,210	2,062	—	—	44,734
1-4 Family Mortgages	128,505	1,966	13,130	26	—	143,627
Commercial Real Estate	127,851	542	11,367	—	—	139,760

Total Real Estate Loans	316,983	4,783	28,167	26	—	349,959

Business Loans:
Commercial and Industrial Loans	26,062	608	1,739	16	4	28,429
Farm Production and other Farm Loans	2,363	14	52	—	—	2,429

Total Business Loans	28,425	622	1,791	16	4	30,858

Consumer Loans:
Credit Cards	920	—	70	—	—	990
Other Consumer Loans	38,674	34	1,571	10	3	40,292

Total Consumer Loans	39,594	34	1,641	10	3	41,282

Total Loans	$385,002	$5,439	$31,599	$52	$7	$422,099

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2011:

June 30, 2011	Real Estate	Business Loans	Consumer	Total

Beginning Balance, January 1, 2011	$4,306,691	$1,104,706	$967,673	$6,379,070

Provision for possible loan losses	1,001,230	51,813	(126,209)	926,834

Chargeoffs	840,784	66,360	109,955	1,017,099

Recoveries	13,049	6,031	51,717	70,797

Net Chargeoffs	827,735	60,329	58,238	946,302

Ending Balance	$4,480,186	$1,096,190	$783,226	$6,359,602

Period end allowance allocated to:

Loans individually evaluated for impairment	1,232,349	116,930	62	1,349,341

Loans collectively evaluated for impairment	3,247,837	979,260	783,164	5,010,261

Ending Balance, June 30, 2011	$4,480,186	$1,096,190	$783,226	$6,359,602

Activity in the allowance for possible loan losses for the six months ended June 30, 2010 was as follows:

June 30, 2010

Balance, beginning of period	$5,525,927
Provision for loan losses	1,320,211
Loans charged off	(964,881)
Recoveries of loans previously charged off	133,091

Balance, end of period	$6,014,348

The Corporation’s recorded investment in loans as of June 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

June 30, 2011	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for impairment	$10,131	$455	$292	$10,878

Loans collectively evaluated for impairment	319,846	41,029	40,926	401,801

	$329,977	$41,484	$41,218	$412,679

December 31, 2010	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for impairment	$9,955	$1,349	$209	$11,513

Loans collectively evaluated for impairment	340,004	29,509	41,073	410,586

	$349,959	$30,858	$41,282	$422,099

Note 7. Recent Accounting Pronouncements

In January 2010, the FASB issued an update to ASC Topic 820, which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. The adoption has not had a material effect on the Corporation’s financial position, results of operations or stockholders’ equity.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$201,195,462	$—	$201,195,462
Mortgage-backed Securities	—	38,770,987	—	38,770,987
Other investments	—	105,748,324	2,221,576	107,969,900

Total	$—	$345,714,773	$2,221,576	$347,936,349

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$186,157,928	$—	$186,157,928
Mortgage-backed Securities	—	37,759,943	—	37,759,943
Other investments	—	98,927,753	1,884,677	100,812,430

Total	$—	$322,845,624	$1,884,677	$324,730,301

The following table reports the activity for 2011 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Structured Financial Product

Balance at January 1, 2011	$1,884,677

Unrealized gains included in other comprehensive income	336,899

Balance at June 30, 2011	$2,221,576

As of June 30, 2011, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other-than-temporary impairment exists.

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2011 that were still held in the balance sheet at June 30, 2011, the following table provides the hierarchy level and the fair value of the related assets:

	2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$2,362,000	$2,362,000
Other real estate owned	—	—	329,000	329,000

Total	$	$	$2,691,000	$2,691,000

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

Impaired loans with a carrying value of $3,711,341 and $4,159,181 had an allocated allowance for loan losses of $1,349,341 and $1,478,406 at June 30, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2011, and recorded at fair value, less costs to sell, was $329,000. There were no writedowns during the period on OREO previously acquired. OREO acquired during 2010 and recorded at fair value, less costs to sell, was $973,758. Additional writedowns during 2010 on OREO previously acquired was $112,060 on five properties valued at $1,198,440.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2011, and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$22,299,125	$22,299,125	$16,963,393	$16,963,393
Interest bearing deposits with banks	11,622,122	11,622,122	1,155,588	1,155,588
Securities available-for-sale	347,936,349	347,936,349	324,730,301	324,730,301
Net loans	406,072,546	405,819,343	415,496,720	415,605,513

Financial liabilities
Deposits	$547,149,773	$546,961,250	$537,429,723	$537,751,275
Federal Home Loan Bank advances	94,400,000	98,003,838	84,400,000	88,038,797
Federal funds purchased	—	—	2,500,000	2,500,000
Securities Sold under agreement to repurchase	114,055,801	114,055,801	110,483,437	110,483,437

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2011, was 24.18% and at December 31, 2010, was 19.98%. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $547,149,773 at June 30, 2011, and $537,429,723 at December 31, 2010. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $347,936,349 invested in investment securities at June 30, 2011, and $324,730,301 at December 31, 2010. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at June 30, 2011 and $46,400,000 at December 31, 2010. The Corporation lowered its available federal funds lines with correspondent banks after an assessment of prior use and the need for this line in the future. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2011, the Corporation had unused and available $104,581,156 of its line of credit with the FHLB and at December 31, 2010, the Corporation had unused and available $119,501,966 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2010 to June 30, 2011, was the result of a decrease in collateral available, as calculated quarterly by the FHLB.

At June 30, 2011 the Corporation had no federal funds purchased and at December 31, 2010, had federal funds purchased in the amounts of $2,500,000. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $83,343,242 at June 30, 2011, as compared to $76,295,096 at December 31, 2010. One of the reasons for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Commencing May 1, 2009, the Corporation renewed its stock repurchase program whereby the Corporation may purchase up to 250,000 shares of the Corporation’s common stock on the open market. This plan terminated April 30, 2010, and the Corporation had purchased 49,326 shares at an average price of $22.75. This reduced the number of shares outstanding at December 31, 2010, to 4,838,411.

Cash dividends in the amount of $2,130,331, or $0.44 per share, have been paid in 2011 as of the end of the second quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2011, the Corporation meets all capital adequacy requirements to which it is subject.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011
Total Capital	$83,147,439	16.85%	$39,475,472	>8.00%	$49,344,340	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	76,977,031	15.60%	19,737,736	>4.00%	29,606,604	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	76,977,031	9.35%	32,936,716	>4.00%	41,170,895	>5.00%
( to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Interest Income, including fees	$9,443,851	$9,451,835	$18,789,123	$19,327,052
Interest Expense	1,682,368	2,240,567	3,449,321	4,550,479

Net Interest Income	7,761,483	7,211,268	15,339,802	14,776,573
Provision for Loan Losses	682,773	695,255	926,834	1,320,211

Net Interest Income after
Provision for Loan Losses	7,078,710	6,516,013	14,412,968	13,456,362
Other Income	1,516,466	1,709,219	3,100,861	3,793,915
Other Expense	6,246,039	6,112,757	12,646,320	12,597,453

Income before Provision For
Income Taxes	2,349,137	2,112,475	4,867,509	4,652,824
Provision for Income Taxes	494,865	416,371	1,058,351	981,163

Net Income	$1,854,272	$1,696,104	$3,809,158	$3,671,661

Net Income Per share - Basic	$0.38	$0.38	$0.79	$0.76

Net Income Per Share-Diluted	$0.38	$0.37	$0.79	$0.75

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 9.19% for the three months ended June 30, 2011, and 8.67% for the corresponding period in 2010. For the six months ended June 30, 2011, ROE was 9.60% compared to 9.50% for the six months ended June 30, 2010. In both instances, the increase in ROE was caused by a slight increase in average equity along with an increase in net income for the three and six months of 2011.

The book value per share increased to $17.21 at June 30, 2011, compared to $15.77 at December 31, 2010. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2011, were $826,736,862 compared to $839,212,189 for the year ended December 31, 2010.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.29% for the second quarter of 2011 compared to 3.97% for the corresponding period of 2010. For the six months ended June 30, 2011, annualized net interest margin was 4.28% compared to 4.08% for the six months ended June 30, 2010. The increase in net interest margin from 2010 to 2011 is the result of an increase in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, along with a decrease in average earning assets, as detailed below. Earning assets averaged $751,504,674 for the three months ended June 30, 2011. This represents a decrease of $6,969,436, or 0.9%, over average earning assets of $758,474,110 for the three month period ended June 30, 2010. Earning assets averaged $748,443,331 for the six months ended June 30, 2011. This represents a decrease of $12,803,821, or 1.7% over average earning assets of $761,247,152 for the six months ended June 30, 2010. The decrease in earning assets for the three and six months ended June 30, 2011, is the result of the declining loan demand and decline in deposits due to current local and national economic conditions.

Interest bearing deposits averaged $438,381,788 for the three months ended June 30, 2011. This represents a decrease of $29,749,173, or 6.4%, from the average of interest bearing deposits of $468,130,961 for the three-month period ended June 30, 2010. This was due, in large part, to a decrease in certificates of deposit.

Other borrowed funds averaged $206,074,800 for the three months ended June 30, 2011. This represents an increase of $14,264,027, or 7.4%, over the other borrowed funds of $191,810,773 for the three-month period ended June 30, 2010. This increase in other borrowed funds was due to a $10,630,854 increase in the Commercial Repo Liability, a $200,463 decrease in the ABE Loan Liability, a $4,422,320 increase in Federal Funds Purchased and a decrease in the FHLB advances of $588,684 for the three-month period ended June 30, 2011, when compared to the three-month period ended June 30, 2010.

Interest bearing deposits averaged $438,784,184 for the six-month period ended June 30, 2011. This represents a decrease of $31,635,673, or 6.7% from the average of interest bearing deposits of $470,419,857 for the six-month period ended June 30, 2010. This was due, in large part, to a decrease in certificates of deposit and interest bearing transaction accounts.

Other borrowed funds averaged $205,638,743 for the six months ended June 30, 2011. This represents an increase of $11,668,078, or 6.0% over the other borrowed funds of $193,970,665 for the six-month period ended June 30, 2010. This increase in other borrowed funds was due to a $10,760,036 increase in the Commercial Repo Liability, a $207,427 decrease in the ABE Loan Liability, a $927,624 increase in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $187,845 for the six-month period ended June 30, 2011, when compared to the six-month period ended June 30, 2010.

Net interest income was $7,761,483 for the three-month period ended June 30, 2011, an increase of $550,215 from $7,211,268 for the three-month period ended June 30, 2010, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended June 30, 2011, the yield on earning assets increased while the rates paid on deposits and borrowed funds decreased from the same period in 2010. The yield on all interest bearing assets increased 3 basis points to 5.18% in the second quarter of 2011 from 5.15% for the same period in 2010. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2011 decreased by 33 basis points to 1.05% from 1.38% in the same period of 2010. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $15,339,802 for the six months ended June 30, 2011, an increase of $563,229 from the $14,776,573 for the six-months ended June 30, 2010, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the six-month period ended June 30, 2011, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets as compared to the changes in rates and yields in the same period of 2010. The yield on all interest bearing assets decreased 8 basis points to 5.20% in the first six months of 2011 from 5.28% for the same period in 2010. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2011 decreased 31 basis points to 1.07% from 1.38% in the same period in 2010. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest and Fees	$6,398,678	$7,011,615	$12,947,609	$14,264,924
Average Gross Loans	412,887,296	439,958,474	415,451,123	445,861,441
Annualized Yield	6.20%	6.37%	6.23%	6.40%

The decrease in interest rates in the three-month period ended June 30, 2011, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2011	Year Ended December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$412,678,381	$422,098,362	$(9,419,981)	-2.23%
Allowance for Loan Losses	6,359,602	6,379,070	(19,468)	-0.31%
Nonaccrual Loans	10,301,427	10,931,670	(630,243)	-5.77%
Ratios:
Allowance for loan losses to gross loans	1.54%	1.51%
Net loans charged off to allowance for loan losses	14.88%	25.12%

The provision for loan losses for the three months ended June 30, 2011, was $682,773, a decrease of $12,482 from the $695,255 provision for the same period in 2010. The provision for loan losses was $926,834 for the six month period ended June 30, 2011, compared to a provision of $1,320,211 for the six months ended June 30, 2010. The decrease in our loan loss provisions for the three and six-month periods is a result of a decrease in outstanding loans, an increase in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local and national economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the improvement of loans classified as non-accrual due to payments received on these loans in excess of new loans added to the list.

For the three months ended June 30, 2011, net loan losses charged to the allowance for loan losses totaled $847,389, an increase of $439,689 from the $407,700 charged off in the same period in 2010. For the six months ended June 30, 2011, net loan losses charged to the allowance for loan losses totaled $946,302, an increase of $114,261 from the $832,041 charged off in the same period in 2010. This increase was due to an overall increase in the number of charge offs in 2011 when compared to the same period in 2010 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2011 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area and the nation as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended June 30, 2011, was $1,516,466, a decrease of $249,225, or 14.1%, from the same period in 2010. The decrease in non-interest income is the result of investment security gains realized in 2010 that did not repeat in 2011. Service charges on deposit accounts decreased by $165,009, or 16.2%, to $855,986 in the three months ended June 30, 2011, compared to $1,020,995 for the same period in 2010. Other service charges and fees increased by $42,603, or 11.4%, in the three months ended June 30, 2011, compared to the same period in 2010. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the six months ended June 30, 2011, was $3,100,861, a decrease of $693,054, or 18.3%, compared to $3,793,915 for the same period in 2010. The decrease in non-interest income is the result of investment security gains realized in 2010 that did not repeat in 2011. Service charges on deposit accounts decreased $255,390, or 12.9%, to $1,730,383 in the six months ended June 30, 2011, as compared to the same period in 2010. Other service charges and fees increased $82,736, or 11.1%, in the six months ended June 30, 2011, as compared to the same period in 2010. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months ended June 30,		Six months ended June 30,
Other Income	2011	2010	2011	2010

BOLI Insurance	$121,924	$115,315	$237,309	$220,315
Mortgage Loan Origination Income	69,993	76,817	168,493	103,612
Income from Security Sales, net	5,357	59,331	5,789	618,013
Other Income	48,032	64,190	129,754	119,805

Total Other Income	$245,306	$315,653	$541,345	$1,061,745

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended June 30, 2011 and 2010 were $6,246,039 and $6,112,757, respectively, an increase of $76,810, or 1.3%, from 2010 to 2011. Salaries and benefits increased to $3,524,103 for the three months ended June 30, 2011, from $3,448,339 for the same period in 2010. This represents an increase of $75,764, or 2.2%. This increase was the result of normal yearly salaries increases. Occupancy expense increased by $25,580, or 2.6%, to $1,018,542 for the three months ended June 30, 2011, when compared to the same period of 2010. This increase is due in part to the expenses related to the new branch located in Hattiesburg, Mississippi.

Total non-interest expenses for the six-month period ended June 30, 2011 and 2010 were $12,646,320 and $12,597,453, respectively, an increase of $48,867, or 0.4%, from 2010 to 2011. Salaries and benefits increased to $7,043,712 for the six months ended June 30, 2011, from $6,848,700 for the same period in 2010. This represents an increase of $195,012, or 2.8%. This increase was the result of normal yearly salaries increases. Occupancy expense increased $169,139, or 8.7%, to $2,107,489 in the six months ended June 2011 when compared to the same period in 2010. This increase is due in part to the expenses related to the new branch located in Hattiesburg, Mississippi.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended June 30,		Six months ended June 30,
Other Operating Expense	2011	2010	2011	2010

Intangible Amortization	$46,172	$46,172	$92,345	$92,345
Advertising	180,900	159,395	351,662	289,348
Office Supplies	123,474	114,442	303,250	226,109
Legal and Audit Fees	116,254	119,424	237,160	237,776
Telephone expense	117,770	137,041	214,152	277,350
Postage and Freight	100,224	111,118	192,874	187,729
Loan Collection Expense	(31,323)	95,786	42,051	241,819
Other Losses	(1,818)	(57,246)	11,502	421,465
FDIC and State Assessment	267,801	251,893	532,870	508,040
Debit Card/ATM expense	203,983	144,348	385,361	275,856
Travel and Convention	75,578	64,046	138,779	138,320
Other expenses	504,379	485,037	993,113	914,246

Total Other Expense	$1,703,394	$1,671,456	$3,495,119	$3,810,403

The Corporation’s efficiency ratio for the three months ended June 30, 2011, was 65.11% compared to the 66.35% for the same period in 2010. For the six months ended June 30, 2011 and 2010, the Corporation’s efficiency ratio was 66.31% and 64.78%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2011	December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$22,299,125	$16,963,393	$5,335,732	31.45%
Interest Bearing deposits with Other Banks	11,622,122	1,155,588	10,466,534	905.73%
Investment Securities	347,936,349	324,730,301	23,206,048	7.15%
Loans, net	406,072,546	415,496,720	(9,424,174)	-2.27%
Total Assets	845,252,681	818,232,732	27,019,949	3.30%

Total Deposits	547,149,773	537,429,723	9,720,050	1.81%

Total Stockholders’ Equity	83,343,242	76,295,096	7,048,146	9.24%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2011, was $22,299,125, an increase of $5,335,732 from the balance of $16,963,393 at December 31, 2010, due to an increase in the availability of cash letters sent for collection on the last day of the period.

PREMISES AND EQUIPMENT

During the six-month period ended June 30, 2011, premises and equipment increased by $435,016, or 2.1%, to $21,186,494 when compared to $20,751,478 at December 31, 2010. The increase was due to the addition of property and equipment exceeding the amount of depreciation in the normal course of business. During this time, additions were made for interim construction costs on a new branch building in Hattiesburg.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at June 30, 2011, increased $23,206,048, or 7.1%, to $347,936,349 from the balance at December 31, 2010. This increase is due to the Corporation’s strategy of investing funds not needed for the declining loan demand in the highest yielding asset.

LOANS

The loan balance decreased by $9,424,174 during the three months ended June 30, 2011, to $406,072,546 from $415,496,720 at December 31, 2010. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first six months of 2011. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2011	December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$95,971,966	$95,324,759	$647,207	0.68%
Interest-Bearing Deposits	177,732,499	164,325,092	13,407,407	8.16%
Savings Deposits	41,130,446	37,778,537	3,351,909	8.87%
Certificates of Deposit	232,314,862	240,001,335	(7,686,473)	-3.20%

Total Deposits	$547,149,773	$537,429,723	$9,720,050	1.81%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the six months ended June 30, 2011. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments have historically enabled the Corporation to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risk factors below that it presently believe could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments which could affect the Corporation’s financial performance. The following discussion highlights potential risks, which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2011, the Corporation had $6.360 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Changes in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, such as general economic conditions and the policies of various governmental and regulatory authorities. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. Due to concerns regarding the federal debt ceiling, the credit rating agencies may downgrade the credit rating of the federal government, which could result in increased interest rates generally. For the reasons set forth above, an increase in interest rates generally as a result of such a credit rating downgrade could adversely affect our net interest income levels, thereby resulting in reduced earnings, and reduce loan demand.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and 2010 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.