Form 10-Q
period 2011-09-30
CITIZENS HOLDING CO /MS/
filed 2011-11-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2011:

Title	Outstanding
Common Stock, $0.20 par value	4,843,911

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Cash and due from banks	$19,537,859	$16,963,393
Interest bearing deposits with other banks	34,864,177	1,155,588
Investment securities available for sale, at fair value	316,094,724	324,730,301
Loans, net of allowance for loan losses of $7,404,418 in 2011 and $6,379,070 in 2010	398,595,158	415,496,720
Premises and equipment, net	20,828,016	20,751,478
Other real estate owned, net	4,557,194	3,068,209
Accrued interest receivable	4,736,881	4,823,227
Cash value of life insurance	20,060,314	19,535,300
Intangible assets, net	3,272,785	3,411,303
Other assets	4,060,157	8,297,213

TOTAL ASSETS	$826,607,265	$818,232,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$106,033,042	$95,324,759
Interest-bearing NOW and money market accounts	182,853,067	164,325,092
Savings deposits	41,367,112	37,778,537
Certificates of deposit	236,996,244	240,001,335

Total deposits	567,249,465	537,429,723

Federal Funds Purchased	—	2,500,000
Securities sold under agreement to repurchase	97,492,973	110,483,437
Federal Home Loan Bank advances	68,500,000	84,400,000
Accrued interest payable	367,628	538,881
Deferred compensation payable	4,914,455	4,330,069
Other liabilities	2,298,906	2,255,526

Total liabilities	740,823,427	741,937,636

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,843,911 shares outstanding at September 30, 2011 and 4,838,411 shares outstanding at December 31, 2010	968,782	967,682
Additional paid-in capital	3,247,208	3,061,221
Retained earnings	76,699,648	74,464,123
Accumulated other comprehensive income (loss), net of tax expense of ($2,896,074) in 2011 and tax benefit of $1,307,540 in 2010	4,868,200	(2,197,930)

Total stockholders’ equity	85,783,838	76,295,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$826,607,265	$818,232,732

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loan income, including fees	$6,306,980	$6,982,131	$19,254,589	$21,247,055
Investment securities	3,101,121	2,459,128	8,924,368	7,487,294
Other interest	14,967	20,962	33,234	54,924

Total interest income	9,423,068	9,462,221	28,212,191	28,789,273

INTEREST EXPENSE
Deposits	757,177	1,274,676	2,446,794	4,061,406
Other borrowed funds	833,020	906,420	2,592,724	2,670,169

Total interest expense	1,590,197	2,181,096	5,039,518	6,731,575

NET INTEREST INCOME	7,832,871	7,281,125	23,172,673	22,057,698

PROVISION FOR LOAN LOSSES	1,659,873	397,200	2,586,707	1,717,411

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,172,998	6,883,925	20,585,966	20,340,287

OTHER INCOME
Service charges on deposit accounts	999,478	991,121	2,729,861	2,976,894
Other service charges and fees	474,171	400,299	1,303,304	1,146,696
Other income	973,163	343,500	1,514,508	1,405,245

Total other income	2,446,812	1,734,920	5,547,673	5,528,835

OTHER EXPENSES
Salaries and employee benefits	3,518,464	3,465,713	10,562,176	10,314,413
Occupancy expense	1,081,113	1,017,538	3,188,602	2,955,888
Other operating expense	2,100,350	1,900,782	5,595,469	5,711,185

Total other expenses	6,699,927	6,384,033	19,346,247	18,981,486

INCOME BEFORE PROVISION FOR INCOME TAXES	1,919,883	2,234,812	6,787,392	6,887,636

PROVISION FOR INCOME TAXES	297,525	453,263	1,355,876	1,434,426

NET INCOME	$1,622,358	$1,781,549	$5,431,516	$5,453,210

NET INCOME PER SHARE
-Basic	$0.33	$0.37	$1.12	$1.13

-Diluted	$0.33	$0.37	$1.12	$1.12

DIVIDENDS PAID PER SHARE	$0.22	$0.21	$0.66	$0.63

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$1,622,358	$1,781,549	$5,431,516	$5,453,210

Other comprehensive income, net of tax

Unrealized holding gains (losses)	1,185,505	1,864,923	6,423,799	3,770,253

Reclassification adjustment for gains included in net income	636,542	17,446	642,331	635,459

Total other comprehensive income (loss)	1,822,047	1,882,369	7,066,130	4,405,712

Comprehensive income	$3,444,405	$3,663,918	$12,497,646	$9,858,922

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$9,650,546	$11,672,663

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	138,683,906	156,278,394
Proceeds from sales of securities available for sale	19,791,797	30,089,646
Purchases of investment securities available for sale	(138,881,327)	(180,842,931)
Net change in securities sold under agreement to repurchase	(12,990,464)	(3,260,447)
Purchases of bank premises and equipment	(967,408)	(2,363,088)
Increase in interest bearing deposits with other banks	(33,708,589)	(16,936,046)
Purchase of Federal Home Loan Bank Stock	(108,000)	(529,300)
Proceeds from sale of other real estate acquired by foreclosure	466,095	1,096,609
Net decrease in loans	12,350,775	15,334,054

Net cash used by investing activities	(15,363,215)	(1,133,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	29,819,741	(11,334,755)
Proceeds from exercising stock options	63,385	189,161
(Decrease) increase in Federal Home Loan Bank advances	(15,900,000)	10,000,000
Repurchase of stock	—	(366,381)
Decrease in federal funds purchased	(2,500,000)	—
Payment of dividends	(3,195,991)	(3,046,341)

Net cash provided by (used by) financing activities	8,287,135	(4,558,316)

Net increase in cash and due from banks	2,574,466	5,981,238

Cash and due from banks, beginning of period	16,963,393	15,365,612

Cash and due from banks, end of period	$19,537,859	$21,346,850

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2011

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2011, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $33,120,963 compared to an aggregate unused balance of $36,011,792 at December 31, 2010. There were $3,209,825 of letters of credit outstanding at September 30, 2011 and $3,141,959 at December 31, 2010. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	4,843,911	4,838,411	4,841,829	4,834,657
Dilutive effect of granted options	10,364	12,633	7,683	27,903

Diluted weighted average shares outstanding	4,854,275	4,851,044	4,849,512	4,862,560

Net income	$1,622,358	$1,781,549	$5,431,516	$5,453,210
Net income per share-basic	$0.33	$0.37	$1.12	$1.13
Net income per share-diluted	$0.33	$0.37	$1.12	$1.12

Note 4. Stock Option Plan

At September 30, 2011, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan. The Corporation accounts for these plans under the stock compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

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

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan on April 27, 2011 was $123,702 and should be recognized as an expense of $20,617 per month over the six-month requisite service period, beginning on April 27, 2011. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $46,140, or $7,690 per month, over the six-month requisite service period, beginning on April 27, 2011.

The following table below is a summary of the stock option activity for the three months ended September 30, 2011.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2010	93,000	$20.65	136,500	$19.92
Granted	13,500	20.02	—	—
Exercised	(4,500)	10.83	(1,000)	14.65
Expired	—	—	—	—

Outstanding at September 30, 2011	102,000	$21.00	135,500	$19.96

The intrinsic value of options granted under the Directors’ Plan at September 30, 2011, was $37,200 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2011, was $148,400 for a total intrinsic value at September 30, 2011, of $185,600.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2011, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2011 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2007. The Corporation consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Real Estate:
Land Development and Construction	$12,422	$21,838
Farmland	37,081	44,734
1-4 Family Mortgages	137,876	143,627
Commercial Real Estate	134,211	139,760

Total Real Estate Loans	321,590	349,959

Business Loans:
Commercial and Industrial Loans	43,457	28,429
Farm Production and other Farm Loans	1,799	2,429

Total Business Loans	45,256	30,858

Consumer Loans:
Credit Cards	956	990
Other Consumer Loans	38,425	40,292

Total Consumer Loans	39,381	41,282

Total Gross Loans	406,227	422,099

Unearned income	(228)	(223)
Allowance for loan losses	(7,404)	(6,379)

Loans, net	$398,595	$415,497

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Real Estate:
Land Development and Construction	$697	$553
Farmland	896	581
1-4 Family Mortgages	2,030	1,741
Commercial Real Estate	6,600	6,590

Total Real Estate Loans	10,223	9,465

Business Loans:
Commercial and Industrial Loans	1,132	1,250
Farm Production and other Farm Loans	18	8

Total Business Loans	1,150	1,258

Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	333	209

Total Consumer Loans	333	209

Total Non-Accrual Loans	$11,706	$10,932

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:

Land Development and Construction	$556	$696	$1,252	$11,170	$12,422	$—
Farmland	658	896	1,554	35,527	37,081	—
1-4 Family Mortgages	3,868	2,078	5,946	131,930	137,876	35

Commercial Real Estate	6,789	6,601	13,390	120,821	134,211	—

Total Real Estate Loans	11,871	10,271	22,142	299,448	321,590	35

Business Loans:
Commercial and Industrial Loans	199	1,119	1,318	42,139	43,457	—

Farm Production and other Farm Loans	26	28	54	1,745	1,799	10

Total Business Loans	225	1,147	1,372	43,884	45,256	10

Consumer Loans:
Credit Cards	29	14	43	913	956	14
Other Consumer Loans	1,791	1,482	3,273	35,152	38,425	2

Total Consumer Loans	1,820	1,496	3,316	36,065	39,381	16

Total Loans	$13,916	$12,914	$26,830	$379,397	$406,227	$61

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$312	$808	$1,120	$20,718	$21,838	$447
Farmland	1,675	417	2,092	42,642	44,734	115

1-4 Family Mortgages	5,231	808	6,039	137,588	143,627	63

Commercial Real Estate	1,564	95	1,659	138,101	139,760	—

Total Real Estate Loans	8,782	2,128	10,910	339,049	349,959	625

Business Loans:
Commercial and Industrial Loans	1,763	502	2,265	26,164	28,429	300

Farm Production and other Farm Loans	39	5	44	2,385	2,429	5

Total Business Loans	1,802	507	2,309	28,549	30,858	305

Consumer Loans:

Credit Cards	21	70	91	899	990	70
Other Consumer Loans	2,268	139	2,407	37,885	40,292	23

Total Consumer Loans	2,289	209	2,498	38,784	41,282	93

Total Loans	$12,873	$2,844	$15,717	$406,382	$422,099	$1,023

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

Impaired loans as of September 30, 2011 and December 31, 2010, by class of loans, are as follows (in thousands):

September 30, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$697	$550	$147	$697	$133	$714
Farmland	896	829	67	896	25	645
1-4 Family Mortgages	2,129	1,170	959	2,129	231	2,014
Commercial Real Estate	6,988	4,654	2,334	6,988	832	7,047

Total Real Estate Loans	10,710	7,203	3,505	10,710	1,221	10,420

Business Loans:
Commercial and Industrial Loans	1,131	195	936	1,131	868	790
Farm Production and other Farm Loans	18	18	—	18	—	12

Total Business Loans	1,149	213	936	1,149	868	802

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	333	328	5	333	—	313

Total Consumer Loans	333	328	5	333	—	313

Total Loans	$12,192	$7,744	$4,448	$12,192	$2,089	$11,535

December 31, 2010	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$553	$391	$162	$553	$156	$630
Farmland	581	394	187	581	79	534
1-4 Family Mortgages	1,840	967	873	1,840	196	1,801
Commercial Real Estate	6,981	4,443	2,538	6,981	832	6,975

Total Real Estate Loans	9,955	6,195	3,760	9,955	1,263	9,940

Business Loans:
Commercial and Industrial Loans	1,342	1,017	325	1,342	194	1,436
Farm Production and other Farm Loans	7	7	—	7	—	17

Total Business Loans	1,349	1,024	325	1,349	194	1,453

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	209	135	74	209	21	206

Total Consumer Loans	209	135	74	209	21	206

Total Loans	$11,513	$7,354	$4,159	$11,513	$1,478	$11,599

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows.

Grade 1. MINIMAL RISK - These loans are without loss exposure to the Corporation. This classification is reserved for only the best, well secured loans to borrowers with significant capital strength, low leverage, stable earnings and growth and other readily available financing alternatives. This type of loan would also include loans secured by a program of the government.

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

Grade 5. MANAGEMENT ATTENTION- Borrower has significant weaknesses resulting from performance trends or management concerns. The financial condition of the borrower has taken a negative turn and may be temporarily strained. Cash flow is weak but cash reserves remain adequate to meet debt service. Management weakness is evident.

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

Grade 8. DOUBTFUL - A loan classified as doubtful has all the weaknesses of a substandard classification and the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. A doubtful classification could reflect the fact that the primary source of repayment is gone and serious doubt exists as to the quality of a secondary source of repayment.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2011.

The following table details the amount of gross loans by loan grade and class as of September 30, 2011 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:

Land Development and Construction	$8,571	$2,326	$1,525	$—	$—	$12,422

Farmland	32,236	3,050	1,758	37	—	37,081
1-4 Family Mortgages	118,680	6,162	13,007	27	—	137,876
Commercial Real Estate	110,532	9,506	14,173	—	—	134,211

Total Real Estate Loans	270,019	21,044	30,463	64	—	321,590

Business Loans:
Commercial and Industrial Loans	40,382	1,301	927	36	811	43,457
Farm Production and other Farm Loans	1,696	8	95	—	—	1,799

Total Business Loans	42,078	1,309	1,022	36	811	45,256

Consumer Loans:
Credit Cards	886	—	70	—	—	956
Other Consumer Loans	36,742	310	1,355	14	4	38,425

Total Consumer Loans	37,628	310	1,425	14	4	39,381

Total Loans	$349,725	$22,663	$32,910	$114	$815	$406,227

The following table details the amount of gross loans by loan grade and class as of December 31, 2010:

	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:

Land Development and Construction	$20,165	$65	$1,608	$—	$—	$21,838

Farmland	40,462	2,210	2,062	—	—	44,734
1-4 Family Mortgages	128,505	1,966	13,130	26	—	143,627
Commercial Real Estate	127,851	542	11,367	—	—	139,760

Total Real Estate Loans	316,983	4,783	28,167	26	—	349,959

Business Loans:
Commercial and Industrial Loans	26,062	608	1,739	16	4	28,429
Farm Production and other Farm Loans	2,363	14	52	—	—	2,429

Total Business Loans	28,425	622	1,791	16	4	30,858

Consumer Loans:
Credit Cards	920	—	70	—	—	990
Other Consumer Loans	38,674	34	1,571	10	3	40,292

Total Consumer Loans	39,594	34	1,641	10	3	41,282

Total Loans	$385,002	$5,439	$31,599	$52	$7	$422,099

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2011:

September 30, 2011	Real Estate	Business Loans	Consumer	Total

Beginning Balance, January 1, 2011	$4,306,691	$1,104,706	$967,673	$6,379,070

Provision for possible loan losses	1,526,083	1,079,771	(19,147)	2,586,707

Chargeoffs	1,273,951	182,092	202,037	1,658,080

Recoveries	17,551	8,752	70,418	96,721

Net Chargeoffs	1,256,400	173,340	131,619	1,561,359

Ending Balance	$4,576,374	$2,011,137	$816,907	$7,404,418

Period end allowance allocated to:
Loans individually evaluated for impairment	1,220,686	868,355	62	2,089,103

Loans collectively evaluated for impairment	3,355,688	1,142,782	816,845	5,315,315

Ending Balance, September 30, 2011	$4,576,374	$2,011,137	$816,907	$7,404,418

Activity in the allowance for possible loan losses for the nine months ended September 30, 2010 was as follows:

September 30, 2010

Balance, beginning of period	$5,525,927
Provision for loan losses	1,717,411
Loans charged off	(1,135,887)
Recoveries of loans previously charged off	188,128

Balance, end of period	$6,295,579

The Corporation’s recorded investment in loans as of September 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2011	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for impairment	$10,710	$1,149	$333	$12,192

Loans collectively evaluated for impairment	310,880	44,107	39,048	394,035

	$321,590	$45,256	$39,381	$406,227

December 31, 2010	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for impairment	$9,955	$1,349	$209	$11,513

Loans collectively evaluated for impairment	340,004	29,509	41,073	410,586

	$349,959	$30,858	$41,282	$422,099

Note 7. Recent Accounting Pronouncements

In April 2011, FASB issued an update to ASC Topic 310. The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This update became effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. This update has not had a significant impact on the Corporation’s financial position, results of operations or stockholders’ equity.

In April 2011, FASB issued an update to ASC Topic 860 which is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This update removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. This update will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.

In May 2011, FASB issued an update to ASC Topic to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. This update clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. This update will be effective for annual and interim reporting periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

In June 2011, FASB issued an update to ASC Topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for annual periods beginning after December 15, 2011, and is not expected to have an impact on the Corporation’s financial statements.

In September 2011, FASB issued an update to ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This update is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$173,717,732	$—	$173,717,732
Mortgage-backed Securities	—	37,726,324	—	37,726,324
Other investments	—	102,544,907	2,105,761	104,650,668

Total	$—	$313,988,963	$2,105,761	$316,094,724

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$186,157,928	$—	$186,157,928
Mortgage-backed Securities	—	37,759,943	—	37,759,943
Other investments	—	98,927,753	1,884,677	100,812,430

Total	$—	$322,845,624	$1,884,677	$324,730,301

The following table reports the activity for 2011 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product

Balance at January 1, 2011	$1,884,677

Unrealized gains included in other comprehensive income	221,084

Balance at September 30, 2011	$2,105,761

As of September 30, 2011, management determined, based on the current credit ratings, known defaults and deferrals by the underlying banks and the degree to which future defaults and deferrals would be required to occur before the cash flow for the Corporation’s tranche is negatively impacted, that no other-than-temporary impairment exists.

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2011 that were still held in the balance sheet at September 30, 2011, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$3,598,611	$3,598,611
Other real estate owned	—	—	1,868,000	1,868,000

Total	$—	$—	$5,466,611	$5,466,611

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

Impaired loans with a carrying value of $4,447,562 and $4,159,181 had an allocated allowance for loan losses of $2,089,103 and $1,478,406 at September 30, 2011 and December 31, 2010, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2011, and recorded at fair value, less costs to sell, was $1,868,000. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2010 and recorded at fair value, less costs to sell, was $973,758. Additional writedowns during 2010 on OREO previously acquired was $112,060 on five properties valued at $1,198,440.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2011, and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$19,537,859	$19,537,859	$16,963,393	$16,963,393
Interest bearing deposits with banks	34,864,177	34,864,177	1,155,588	1,155,588
Securities available-for-sale	316,094,724	316,094,724	324,730,301	324,730,301
Net loans	398,595,158	398,174,752	415,496,720	415,605,513

Financial liabilities
Deposits	$567,249,465	$567,525,720	$537,429,723	$537,751,275
Federal Home Loan Bank advances	68,500,000	72,181,021	84,400,000	88,038,797
Federal funds purchased	—	—	2,500,000	2,500,000
Securities Sold under agreement to repurchase	97,492,973	97,492,973	110,483,437	110,483,437

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2011, was 25.26% and at December 31, 2010, was 19.98%. Liquidity increased due to the amount of investment securities that were called and not reinvested at September 30, 2011. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $567,249,565 at September 30, 2011, and $537,429,723 at December 31, 2010. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $316,094,724 invested in investment securities at September 30, 2011, and $324,730,301 at December 31, 2010. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at September 30, 2011 and $46,400,000 at December 31, 2010. The Corporation lowered its available federal funds lines with correspondent banks after an assessment of prior use and the need for this line in the future. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2011, the Corporation had unused and available $129,644,221 of its line of credit with the FHLB and at December 31, 2010, the Corporation had unused and available $119,501,966 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2010 to September 30, 2011, was mostly the result of a decrease in advances outstanding.

The Corporation had no federal funds purchased as of September 30, 2011. As of December 31, 2010, the Corporation had federal funds purchased in the amounts of $2,500,000. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $85,783,838 at September 30, 2011, as compared to $76,295,096 at December 31, 2010. One of the reasons for the increase in equity capital was net earnings in excess of dividends paid. Equity capital was also positively impacted by the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the decrease in short term interest rates, which caused an increase in the market price of the investment portfolio.

Cash dividends in the amount of $3,195,991, or $0.66 per share, have been paid in 2011 as of the end of the third quarter.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2011, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011
Total Capital (to Risk-Weighted Assets)	$83,756,263	17.17%	$39,022,541	>8.00%	$48,778,176	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	77,642,853	15.92%	19,511,270	>4.00%	29,266,906	>6.00%

Tier 1 Capital (to Average Assets)	77,642,853	9.32%	33,315,533	>4.00%	41,644,416	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Interest Income, including fees	$9,423,068	$9,462,221	$28,212,191	$28,789,273
Interest Expense	1,590,197	2,181,096	5,039,518	6,731,575

Net Interest Income	7,832,871	7,281,125	23,172,673	22,057,698
Provision for Loan Losses	1,659,873	397,200	2,586,707	1,717,411

Net Interest Income after Provision for Loan Losses	6,172,998	6,883,925	20,585,966	20,340,287
Other Income	2,446,812	1,734,920	5,547,673	5,528,835
Other Expense	6,699,927	6,384,033	19,346,247	18,981,486

Income before Provision For Income Taxes	1,919,883	2,234,812	6,787,392	6,887,636
Provision for Income Taxes	297,525	453,263	1,355,876	1,434,426

Net Income	$1,622,358	$1,781,549	$5,431,516	$5,453,210

Net Income Per share - Basic	$0.33	$0.37	$1.12	$1.13

Net Income Per Share-Diluted	$0.33	$0.37	$1.12	$1.12

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.68% for the three months ended September 30, 2011, and 8.89% for the corresponding period in 2010. For the nine months ended September 30, 2011, ROE was 8.93% compared to 9.29% for the nine months ended September 30, 2010. In both instances, the decrease in ROE was caused by a slight increase in average equity along with an decrease in net income for the three and nine months of 2011.

The book value per share increased to $17.73 at September 30, 2011, compared to $15.77 at December 31, 2010. The increase in book value per share reflects the increase in equity due to the amount of earnings in excess of dividends and the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2011, were $828,386,995 compared to $839,212,189 for the year ended December 31, 2010.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.31% for the third quarter of 2011 compared to 3.96% for the corresponding period of 2010. For the nine months ended September 30, 2011, annualized net interest margin was 4.28% compared to 4.04% for the nine months ended September 30, 2010. The increase in net interest margin from 2010 to 2011 is the result of an increase in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, along with a decrease in average earning assets, as detailed below. Earning assets averaged $760,797,459 for the three months ended September 30, 2011. This represents a decrease of $9,116,654, or 1.2%, over average earning assets of $769,914,113 for the three month period ended September 30, 2010. Earning assets averaged $752,606,627 for the nine months ended September 30, 2011. This represents a decrease of $11,527,279, or 1.5% over average earning assets of $764,133,906 for the nine months ended September 30, 2010. The decrease in earning assets for the three and nine months ended September 30, 2011, is the result of the declining loan demand and decline in deposits due to current local, national and international economic conditions.

Interest bearing deposits averaged $455,677,955 for the three months ended September 30, 2011. This represents a decrease of $17,010,258, or 3.6%, from the average of interest bearing deposits of $472,688,213 for the three-month period ended September 30, 2010. This was due, in large part, to a decrease in certificates of deposit.

Other borrowed funds averaged $190,689,061 for the three months ended September 30, 2011. This represents a decrease of $6,978,174, or 3.5%, over the other borrowed funds of $197,667,235 for the three-month period ended September 30, 2010. This decrease in other borrowed funds was due to a $7,969,551 decrease in the Commercial Repo Liability, a $215,145 decrease in the ABE Loan Liability, a $56,522 decrease in Federal Funds Purchased and an increase in the FHLB advances of $1,263,044 for the three-month period ended September 30, 2011, when compared to the three-month period ended September 30, 2010.

Interest bearing deposits averaged $444,477,323 for the nine-month period ended September 30, 2011. This represents a decrease of $26,706,962, or 5.7% from the average of interest bearing deposits of $471,184,285 for the nine-month period ended September 30, 2010. This was due, in large part, to a decrease in certificates of deposit and interest bearing transaction accounts.

Other borrowed funds averaged $200,600,755 for the nine months ended September 30, 2011. This represents an increase of $5,384,359, or 2.8% over the other borrowed funds of $195,216,396 for the nine-month period ended September 30, 2010. This increase in other borrowed funds was due to a $4,448,233 increase in the Commercial Repo Liability, a $210,028 decrease in the ABE Loan Liability, a $595,971 increase in Federal Funds Purchased and an increase in the Federal Home Loan Bank advances of $550,183 for the nine-month period ended September 30, 2011, when compared to the nine-month period ended September 30, 2010.

Net interest income was $7,832,871 for the three-month period ended September 30, 2011, an increase of $551,746 from $7,281,125 for the three-month period ended September 30, 2010, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended September 30, 2011, the yield on earning assets increased while the rates paid on deposits and borrowed funds decreased from the same period in 2010. The yield on all interest bearing assets increased 5 basis points to 5.15% in the third quarter of 2011 from 5.10% for the same period in 2010. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2011 decreased by 23 basis points to 0.99% from 1.22% in the same period of 2010. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $23,172,673 for the nine months ended September 30, 2011, an increase of $563,229 from the $22,057,698 for the nine-months ended September 30, 2010, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate, in the nine-month period ended September 30, 2011, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets as compared to the changes in rates and yields in the same period of 2010. The yield on all interest bearing assets decreased 4 basis points to 5.17% in the first nine months of 2011 from 5.21% for the same period in 2010. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2011 decreased 31 basis points to 1.04% from 1.35% in the same period in 2010. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Fees	$6,306,980	$6,982,131	$19,254,589	$21,247,055
Average Gross Loans	406,037,412	432,742,314	412,278,737	441,440,344
Annualized Yield	6.21%	6.45%	6.23%	6.42%

The decrease in interest rates in the three-month period ended September 30, 2011, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$406,227,196	$422,098,362	$(15,871,166)	-3.76%
Allowance for Loan Losses	7,404,418	6,379,070	1,025,348	16.07%
Nonaccrual Loans	11,705,595	10,931,670	773,925	7.08%
Ratios:
Allowance for loan losses to gross loans	1.82%	1.51%
Net loans charged off to allowance for loan losses	21.09%	25.12%

The provision for loan losses for the three months ended September 30, 2011, was $1,659,873, an increase of $1,262,673 from the $397,200 provision for the same period in 2010. The provision for loan losses was $2,586,707 for the nine month period ended September 30, 2011, compared to a provision of $1,717,411 for the nine months ended September 30, 2010. The increase in our loan loss provisions for the three and nine-month periods is a result of an increase in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list in excess of payments received.

For the three months ended September 30, 2011, net loan losses charged to the allowance for loan losses totaled $615,057, an increase of $499,088 from the $115,969 charged off in the same period in 2010. For the nine months ended September 30, 2011, net loan losses charged to the allowance for loan losses totaled $1,561,359 an increase of $613,599 from the $947,760 charged off in the same period in 2010. This increase was due to an overall increase in the number of charge offs in 2011 when compared to the same period in 2010 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2011 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended September 30, 2011, was $2,446,812, an increase of $711,892, or 41.0%, from the same period in 2010. The increase in non-interest income is the result of investment security gains realized in 2011 that did not occur in 2010. Service charges on deposit accounts increased by $8,357, or 0.8%, to $999,478 in the three months ended September 30, 2011, compared to $991,121 for the same period in 2010. Other service charges and fees increased by $73,872, or 18.5%, in the three months ended September 30, 2011, compared to the same period in 2010. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Non-interest income for the nine months ended September 30, 2011, was $5,547,673, an increase of $18,838, or 0.3%, compared to $5,528,835 for the same period in 2010. Service charges on deposit accounts decreased $274,033, or 8.3%, to $2,729,861 in the nine months ended September 30, 2011, as compared to the same period in 2010. Other service charges and fees increased $156,608, or 13.7%, in the nine months ended September 30, 2011, as compared to the same period in 2010. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Income	2011	2010	2011	2010

BOLI Insurance	$135,544	$108,225	$372,853	$328,540
Mortgage Loan Origination Income	89,232	167,757	257,725	271,369
Income from Security Sales, net	636,542	17,446	642,331	635,459
Other Income	111,845	50,072	241,599	169,877

Total Other Income	$973,163	$343,500	$1,514,508	$1,405,245

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended September 30, 2011 and 2010 were $6,699,927 and $6,384,033, respectively, an increase of $315,894, or 4.9%, from 2010 to 2011. Salaries and benefits increased to $3,518,464 for the three months ended September 30, 2011, from $3,465,713 for the same period in 2010. This represents an increase of $52,751, or 1.5%. This increase was the result of normal yearly salary increases. Occupancy expense increased by $63,575, or 6.2%, to $1,081,113 for the three months ended September 30, 2011, when compared to the same period of 2010. This increase is due in part to the expenses related to the new branch located in Hattiesburg, Mississippi.

Total non-interest expenses for the nine-month period ended September 30, 2011 and 2010 were $19,346,247 and $18,981,486, respectively, an increase of $364,761, or 1.9%, from 2010 to 2011. Salaries and benefits increased to $10,562,176 for the nine months ended September 30, 2011, from $10,314,413 for the same period in 2010. This represents an increase of $247,763, or 2.4%. This increase was the result of normal yearly salaries increases. Occupancy expense increased $232,714, or 7.9%, to $3,188,602 in the nine months ended September 2011 when compared to the same period in 2010. This increase is due in part to the expenses related to the new branch located in Hattiesburg, Mississippi.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Nine months
	ended September 30,		ended September 30,
Other Operating Expense	2011	2010	2011	2010

Intangible Amortization	$46,173	$46,173	$138,518	$138,518
Advertising	212,313	201,519	563,975	490,867
Office Supplies	100,325	107,812	403,575	333,921
Legal and Audit Fees	105,956	110,950	343,116	348,726
Telephone expense	103,245	131,937	317,397	409,287
Postage and Freight	82,618	109,220	275,492	296,949
Loan Collection Expense	247,794	170,903	289,845	412,722
Other Losses	10,126	55,994	21,628	477,459
FDIC and State Assessment	310,458	257,348	843,328	765,388
Debit Card/ATM expense	166,747	148,126	552,108	423,982
Travel and Convention	57,870	45,564	196,649	183,884
Other expenses	656,725	515,236	1,649,838	1,429,482

Total Other Expense	$2,100,350	$1,900,782	$5,595,469	$5,711,185

The Corporation’s efficiency ratio for the three months ended September 30, 2011, was 63.22% compared to the 68.30% for the same period in 2010. For the nine months ended September 30, 2011 and 2010, the Corporation’s efficiency ratio was 65.20% and 65.95%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Cash and Due From Banks	$19,537,859	$16,963,393	$2,574,466	15.18%
Interest Bearing deposits with Other Banks	34,864,177	1,155,588	33,708,589	2917.01%
Investment Securities	316,094,724	324,730,301	(8,635,577)	-2.66%
Loans, net	398,595,158	415,496,720	(16,901,562)	-4.07%
Total Assets	826,607,265	818,232,732	8,374,533	1.02%

Total Deposits	567,249,464	537,429,723	29,819,741	5.55%

Total Stockholders’ Equity	85,783,838	76,295,096	9,488,742	12.44%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks, interest bearing deposits with other banks and items in process of collection. The balance at September 30, 2011, was $54,402,036, an increase of $36,283,055 from the balance of $18,118,981 at December 31, 2010, due to an increase in the availability of cash letters sent for collection on the last day of the period and an increase in the balances of interest bearing deposits with other banks.

PREMISES AND EQUIPMENT

During the nine-month period ended September 30, 2011, premises and equipment increased by $76,538, or 0.4%, to $20,828,016 when compared to $20,751,478 at December 31, 2010. The increase was due to the addition of property and equipment exceeding the amount of depreciation in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at September 30, 2011, decreased $8,635,577, or 2.7%, to $316,094,724 from the balance at December 31, 2010. This decrease is due to the maturities and calls that were not reinvested.

LOANS

The loan balance decreased by $16,901,562 during the nine months ended September 30, 2011, to $398,595,158 from $415,496,720 at December 31, 2010. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first nine months of 2011. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)

Noninterest-Bearing Deposits	$106,033,042	$95,324,759	$10,708,283	11.23%
Interest-Bearing Deposits	182,853,067	164,325,092	18,527,975	11.28%
Savings Deposits	41,367,112	37,778,537	3,588,575	9.50%
Certificates of Deposit	236,996,244	240,001,335	(3,005,091)	-1.25%

Total Deposits	$567,249,465	$537,429,723	$29,819,742	5.55%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the nine months ended September 30, 2011. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2011, the Corporation had $7.404 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The Corporation’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation makes today.

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation has updated the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, to include the following.

Changes in interest rates could make it difficult to maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest paid on deposits and other borrowings. Interest rates are highly sensitive to many factors that are beyond the control of our management, such as general economic conditions and the policies of various governmental and regulatory authorities. An unanticipated rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth than previously experienced. Due to concerns regarding the federal debt ceiling, one credit rating agency has downgraded the credit rating of the federal government, and others may as well, which could result in increased interest rates generally. For the reasons set forth above, an increase in interest rates generally as a result of such a credit rating downgrade could adversely affect our net interest income levels, thereby resulting in reduced earnings, and reduce loan demand.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: November 4, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (Unaudited) and 2010 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.