Form 10-Q
period 2012-03-31
CITIZENS HOLDING CO /MS/
filed 2012-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2012:

Title	Outstanding
Common Stock, $0.20 par value	4,860,411

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$20,227,060	$35,407,715
Interest bearing deposits with other banks	6,000,038	3,990,521
Investment securities available for sale, at fair value	383,916,097	374,507,805
Loans, net of allowance for loan losses of $7,072,345 in 2012 and $6,681,412 in 2011	377,350,854	382,580,529
Premises and equipment, net	20,004,897	20,278,443
Other real estate owned, net	4,689,053	4,868,653
Accrued interest receivable	4,790,725	4,445,384
Cash value of life insurance	20,563,698	20,382,063
Intangible assets, net	3,180,439	3,226,612
Other assets	4,846,915	4,257,729

TOTAL ASSETS	$845,569,776	$853,945,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$112,146,747	$116,894,676
Interest-bearing NOW and money market accounts	178,622,218	172,585,498
Savings deposits	44,384,061	41,876,977
Certificates of deposit	248,521,476	240,980,984

Total deposits	583,674,502	572,338,135

Federal funds purchased	11,200,000	—
Securities sold under agreement to repurchase	80,355,654	120,220,433
Federal Home Loan Bank advances	78,500,000	68,500,000
Accrued interest payable	343,188	372,374
Deferred compensation payable	5,305,396	5,085,935
Other liabilities	1,108,467	1,349,360

Total liabilities	760,487,207	767,866,237

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,854,411 shares outstanding at March 31, 2012 and 4,843,911 shares outstanding at December 31, 2011	970,882	968,782
Additional paid-in capital	3,398,783	3,247,208
Retained earnings	78,015,514	77,420,318
Accumulated other comprehensive income, net of applicable taxes of $1,604,668 in 2012 and $2,643,070 in 2011	2,697,390	4,442,909

Total stockholders’ equity	85,082,569	86,079,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$845,569,776	$853,945,454

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loan income, including fees	$5,972,237	$6,548,931
Investment securities	2,917,395	2,784,546
Other interest	9,358	11,795

Total interest income	8,898,990	9,345,272

INTEREST EXPENSE
Deposits	724,706	886,999
Other borrowed funds	785,883	879,954

Total interest expense	1,510,589	1,766,953

NET INTEREST INCOME	7,388,401	7,578,319

PROVISION FOR LOAN LOSSES	535,680	244,061

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,852,721	7,334,258

OTHER INCOME
Service charges on deposit accounts	847,650	874,397
Other service charges and fees	428,596	413,959
Other income	333,353	296,039

Total other income	1,609,599	1,584,395

OTHER EXPENSES
Salaries and employee benefits	3,559,704	3,519,609
Occupancy expense	1,031,309	1,088,947
Other operating expense	1,819,254	1,791,725

Total other expenses	6,410,267	6,400,281

INCOME BEFORE PROVISION FOR INCOME TAXES	2,052,053	2,518,372

PROVISION FOR INCOME TAXES	388,887	563,486

NET INCOME	$1,663,166	$1,954,886

NET INCOME PER SHARE
-Basic	$0.34	$0.40

-Diluted	$0.34	$0.40

DIVIDENDS PAID PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income	$1,663,166	$1,954,886
Other comprehensive income, net of tax

Unrealized holding (losses) gains	(1,716,827)	1,589,426

Reclassification adjustment for (gains) included in net income	(28,692)	(432)

Total other comprehensive (loss) income	(1,745,519)	1,588,994

Comprehensive (loss) income	$(82,353)	$3,543,880

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$2,521,543	$2,168,211

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	77,616,772	20,767,696
Purchases of investment securities available for sale	(89,927,212)	(35,273,345)
Purchases of bank premises and equipment	(11,529)	(726,528)
(Increase)decrease in interest bearing deposits with other banks	(2,009,517)	206,040
Proceeds from sale of other real estate acquired by foreclosure	567,800	78,000
Net decrease in loans	4,304,195	8,009,113

Net cash used by investing activities	(9,459,491)	(6,939,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,336,367	9,301,565
Net change in securities sold under agreement to repurchase	(39,864,779)	(285,546)
Proceeds from exercising stock options	153,675	14,165
Increase in Federal Home Loan Bank advances	10,000,000	—
Increase in federal funds purchased	11,200,000	2,500,000
Payment of dividends	(1,067,970)	(1,064,671)

Net cash provided by financing activities	(8,242,707)	10,465,513

Net (decrease)increase in cash and due from banks	(15,180,655)	5,694,700

Cash and due from banks, beginning of period	35,407,715	16,963,393

Cash and due from banks, end of period	$20,227,060	$22,658,093

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three ended March 31, 2012

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2012, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2012, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $33,556,903 compared to an aggregate unused balance of $37,703,387 at December 31, 2011. There were $2,983,575 of letters of credit outstanding at March 31, 2012 and $3,113,225 at December 31, 2011. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended March 31,
	2012	2011
Basic weighted average shares outstanding	4,849,164	4,839,111
Dilutive effect of granted options	9,452	17,787

Diluted weighted average shares outstanding	4,858,616	4,856,898

Net income	$1,663,166	$1,954,886
Net income per share-basic	$0.34	$0.40
Net income per share-diluted	$0.34	$0.40

Note 4. Stock Option Plan

At March 31, 2012, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan. The Corporation accounts for these plans under the stock compensation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). This topic provides guidance related to share-based payment transactions, including valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption in an interim period and disclosure in Management’s Discussion and Analysis subsequent to adoption.

On April 27, 2011, the non-management members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $20.02 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 28, 2011, and must be exercised no later than April 27, 2021.

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

The following table below is a summary of the stock option activity for the three months ended March 31, 2012.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2011	102,000	$21.00	135,500	$19.96
Granted	—	—	—	—
Exercised	—	—	(10,500)	14.64
Expired	—	—	(6,000)	14.65

Outstanding at March 31, 2012	102,000	$21.00	119,000	$20.70

The intrinsic value of options granted under the Directors’ Plan at March 31, 2012, was $60,000 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2012, was $107,160 for a total intrinsic value at March 31, 2012, of $167,160.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2012, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2012 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2008. The Corporation consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Real Estate:
Land Development and Construction	$12,686	$13,480
Farmland	35,076	35,912
1-4 Family Mortgages	128,666	133,987
Commercial Real Estate	134,593	129,387

Total Real Estate Loans	311,021	312,766
Business Loans:
Commercial and Industrial Loans	37,260	36,581
Farm Production and Other Farm Loans	1,495	1,579

Total Business Loans	38,755	38,160
Consumer Loans:
Credit Cards	951	995
Other Consumer Loans	33,996	37,545

Total Consumer Loans	34,947	38,540

Total Gross Loans	384,723	389,466
Unearned income	(300)	(204)
Allowance for loan losses	(7,072)	(6,681)

Loans, net	$377,351	$382,581

Loans are considered to be past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status, when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether such loans are considered past due. When interest accruals are discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Period-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Real Estate:
Land Development and Construction	$706	$1,134
Farmland	644	641
1-4 Family Mortgages	2,486	1,966
Commercial Real Estate	6,814	6,818

Total Real Estate Loans	10,650	10,559

Business Loans:
Commercial and Industrial Loans	264	284
Farm Production and Other Farm Loans	16	21

Total Business Loans	280	305

Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	350	435

Total Consumer Loans	350	435

Total Non-Accrual Loans	$11,280	$11,299

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2012, was as follows (in thousands):

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$309	$446	$755	$11,931	$12,686	$—
Farmland	346	81	427	34,649	35,076	—
1-4 Family Mortgages	4,464	493	4,957	123,709	128,666	—

Commercial Real Estate	4,649	590	5,239	129,354	134,593	—

Total Real Estate Loans	9,768	1,610	11,378	299,643	311,021	—

Business Loans:
Commercial and Industrial Loans	366	65	431	36,829	37,260	—
Farm Production and Other Farm Loans	12	—	12	1,483	1,495	—

Total Business Loans	378	—	291	38,312	38,755	—
Consumer Loans:

Credit Cards	28	13	41	910	951	13
Other Consumer Loans	1,087	173	1,260	32,736	33,996	6

Total Consumer Loans	1,115	186	1,301	33,646	34,947	19

Total Loans	$11,261	$1,861	$13,122	$371,601	$384,723	$19

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows (in thousands):

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$30	$562	$592	$12,888	$13,480	$39
Farmland	1,061	139	1,200	34,712	35,912	—

1-4 Family Mortgages	5,774	822	6,596	127,391	133,987	80

Commercial Real Estate	4,941	4,855	9,796	119,591	129,387	109

Total Real Estate Loans	11,806	6,378	18,184	294,582	349,959	228

Business Loans:
Commercial and Industrial Loans	294	99	393	36,188	36,581	—
Farm Production and Other Farm Loans	13	6	19	1,560	1,579	—

Total Business Loans	307	105	412	37,748	38,160	—

Consumer Loans:
Credit Cards	20	17	37	958	995	17
Other Consumer Loans	1,858	252	2,110	35,435	37,545	24

Total Consumer Loans	1,878	269	2,147	36,393	38,540	41

Total Loans	$13,991	$6,752	$20,743	$368,723	$389,466	$269

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

Impaired loans as of March 31, 2012 and December 31, 2011, by class of loans, are as follows (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
March 31, 2012	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$706	$567	$139	$706	$134	$920
Farmland	644	471	173	644	33	642
1-4 Family Mortgages	2,586	1,762	824	2,586	320	2,326
Commercial Real Estate	6,814	945	5,869	6,814	909	6,816

Total Real Estate Loans	10,750	3,745	7,005	10,750	1,396	10,704

Business Loans:
Commercial and Industrial Loans	264	152	112	264	57	274
Farm Production and Other Farm Loans	16	16	—	16	—	19

Total Business Loans	280	168	112	280	57	293

Consumer Loans:
Other Consumer Loans	333	328	5	333	—	393

Total Consumer Loans	333	328	5	333	—	393

Total Loans	$11,363	$4,241	$7,122	$11,363	$1,453	$11,390

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$1,134	$992	$142	$1,134	$134	$883
Farmland	641	492	149	641	24	588
1-4 Family Mortgages	2,066	1,297	769	2,066	216	1,933
Commercial Real Estate	6,818	5,042	1,776	6,818	736	6,896

Total Real Estate Loans	10,659	7,823	2,836	10,659	1,110	10,300

Business Loans:
Commercial and Industrial Loans	284	163	121	284	57	860
Farm Production and Other Farm Loans	21	21	—	21	—	19

Total Business Loans	305	184	121	305	57	879

Consumer Loans:
Other Consumer Loans	435	430	5	435	—	321

Total Consumer Loans	435	430	5	435	—	321

Total Loans	$11,399	$8,437	$2,962	$11,399	$1,167	$11,500

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades is as follows.

Grade 1. MINIMAL RISK—These loans are without loss exposure to the Corporation. This classification is reserved for only the best, well secured loans to borrowers with significant capital strength, low leverage, stable earnings and growth and other readily available financing alternatives. This type of loan would also include loans secured by a program of the government.

Grade 2. MODEST RISK—These loans include borrowers with solid credit quality and moderate risk of loss. These loans may be fully secured by certificates of deposit with another reputable financial institution, or secured by readily marketable securities with acceptable margins.

Grade 3. AVERAGE RISK—This is the rating assigned to most of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

Grade 4. ACCEPTABLE RISK—Borrower generates sufficient cash flow to fund debt service but most working asset and capital expansion needs are provided from external sources. Profitability and key balance sheet ratios are usually close to peers but one or more may be higher than peers.

Grade 5. MANAGEMENT ATTENTION—Borrower has significant weaknesses resulting from performance trends or management concerns. The financial condition of the borrower has taken a negative turn and may be temporarily strained. Cash flow is weak but cash reserves remain adequate to meet debt service. Management weakness is evident.

Grade 6. OTHER LOANS ESPECIALLY MENTIONED (OLEM)—Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.

Grade 7. SUBSTANDARD ASSETS—Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness based upon objective evidence. Assets classified as substandard are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of total loss.

Grade 8. DOUBTFUL—A loan classified as doubtful has all the weaknesses of a substandard classification and the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. A doubtful classification could reflect the fact that the primary source of repayment is gone and serious doubt exists as to the quality of a secondary source of repayment.

Grade 9. LOSS—Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Also included in this classification is the defined loss portion of loans rated substandard assets and doubtful assets.

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2012.

The following table details the amount of gross loans by loan grade and class as of March 31, 2012 (in thousands):

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$10,940	$670	$1,014	$—	$62	$12,686

Farmland	30,677	2,955	1,444	—	—	35,076
1-4 Family Mortgages	109,948	5,872	12,699	27	120	128,666
Commercial Real Estate	109,452	7,344	17,797	—	—	134,593

Total Real Estate Loans	261,017	16,841	32,954	27	182	311,021

Business Loans:
Commercial and Industrial Loans	29,026	7,418	779	33	4	37,260
Farm Production and Other Farm Loans	1,417	7	71	—	—	1,495

Total Business Loans	30,443	7,425	850	33	4	38,755

Consumer Loans:
Credit Cards	944	7	—	—	—	951
Other Consumer Loans	32,468	291	1,217	12	8	33,996

Total Consumer Loans	33,412	298	1,217	12	8	34,947

Total Loans	$324,872	$24,564	$35,021	$72	$194	$384,723

The following table details the amount of gross loans by loan grade and class as of December 31, 2011:

	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$9,647	$2,290	$1,481	$—	$62	$13,480

Farmland	31,405	3,043	1,464	—	—	35,912
1-4 Family Mortgages	115,365	5,784	12,811	27	—	133,987
Commercial Real Estate	108,347	7,188	13,852	—	—	129,387

Total Real Estate Loans	264,764	18,305	29,608	27	62	312,766

Business Loans:
Commercial and Industrial Loans	27,970	7,712	863	36	—	36,581
Farm Production and Other Farm Loans	1,481	8	90	—	—	1,579

Total Business Loans	29,451	7,720	953	36	—	38,160

Consumer Loans:
Credit Cards	978	—	17	—	—	995
Other Consumer Loans	35,859	325	1,304	53	4	37,545

Total Consumer Loans	36,837	325	1,321	53	4	38,540

Total Loans	$331,052	$26,350	$31,882	$116	$66	$389,466

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2012:

March 31, 2012	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412

Provision for possible loan losses	595,451	(91,670)	31,899	535,680

Chargeoffs	125,200	15,263	68,382	208,845

Recoveries	6,672	22,395	35,031	64,098

Net Chargeoffs	118,528	(7,132)	33,351	144,747

Ending Balance	$4,653,398	$1,587,929	$831,018	$7,072,345

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,395,716	$7,325	$—	$1,453,041

Loans collectively evaluated for impairment	3,257,682	1,530,604	831,018	5,619,304

Ending Balance, March 31, 2012	$4,653,398	$1,587,929	$831,018	$7,072,345

Activity in the allowance for possible loan losses for the three months ended March 31, 2011 was as follows:

March 31, 2011
Balance, beginning of period	$6,379,070
Provision for loan losses	244,061
Loans charged off	(135,116)
Recoveries of loans previously charged off	36,203

Balance, end of period	$6,524,218

The Corporation’s recorded investment in loans as of March 31, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

March 31, 2012	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for impairment	$10,750	$280	$333	$11,363
Loans collectively evaluated for impairment	300,271	38,475	34,614	373,360

	$311,021	$38,755	$34,947	$384,723

December 31, 2011	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for impairment	$10,659	$305	$435	$11,399
Loans collectively evaluated for impairment	302,107	37,855	38,105	378,067

	$312,766	$38,160	$38,540	$389,466

Note 7. Recent Accounting Pronouncements

In September 2011, FASB issued an update to ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This update is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements as it related to disclosures made herein.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$238,064,582	$—	$238,064,582
Mortgage-backed Securities	—	32,867,257	—	32,867,257
State, county and municipal obligations	—	110,669,294	—	110,669,294
Other investments	—	—	2,314,964	2,314,964

Total	$—	$381,601,133	$2,314,964	$383,916,097

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$234,938,488	$—	$234,938,488
Mortgage-backed Securities	—	35,117,858	—	35,117,858
State, county and municipal obligations	—	102,422,164	—	102,422,164
Other investments	—	—	2,029,295	2,029,295

Total	$—	$372,478,510	$2,029,295	$374,507,805

The following table reports the activity for 2012 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2012	$2,029,295

Unrealized gains included in other comprehensive income	285,669

Balance at March 31, 2012	$2,314,964

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2012 that were still held in the balance sheet at March 31, 2012, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$4,096,988	$4,096,988
Other real estate owned	—	—	257,000	257,000

Total	$—	$—	$4,353,988	$4,353,988

For assets measured at fair value on a nonrecurring basis during 2011 that were still held in the balance sheet at December 31, 2011, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$505,585	$505,585
Other real estate owned	—	—	3,056,902	3,056,902

Total	$—	$—	$3,562,487	$3,562,487

Impaired loans with a carrying value of $4,304,643 and $682,517 had an allocated allowance for loan losses of $207,655 and $176,932 at March 31, 2012 and December 31, 2011, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2012, and recorded at fair value, less costs to sell, was $257,000. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2011 and recorded at fair value, less costs to sell, was $2,503,659. Additional writedowns during 2011 on OREO acquired in previous years was $216,000 on 10 properties valued at $553,243.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2012, and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$20,227,060	$20,227,060	$35,407,715	$35,407,715
Interest bearing deposits with banks	6,000,038	6,000,038	3,990,521	3,990,521
Securities available-for-sale	383,916,097	383,916,097	374,507,805	374,507,805
Net loans	377,350,854	376,883,095	382,580,529	382,174,094

Financial liabilities
Deposits	$583,674,502	$583,989,659	$572,338,135	$572,388,706
Federal Home Loan Bank advances	78,500,000	81,778,465	68,500,000	71,950,022
Federal funds purchased	11,200,000	11,200,000	—	—
Securities Sold under agreement to repurchase	80,355,654	80,355,654	120,220,433	120,220,433

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

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2012, was 38.56% and at December 31, 2011, was 29.32%. Liquidity increased due to the amount of investment securities that were called and not reinvested at March 31, 2012. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $583,674,502 at March 31, 2012, and $572,338,135 at December 31, 2011. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $383,916,097 invested in investment securities at March 31, 2012, and $374,507,805 at December 31, 2011. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at March 31, 2012 and December 31, 2011. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2012, the Corporation had unused and available $107,663,550 of its line of credit with the FHLB and at December 31, 2011, the Corporation had unused and available $126,473,758 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2011 to March 31, 2012, was the result of an increase in advances outstanding of $10 million and a reduction in the amount of loans eligible for the collateral pool.

The Corporation had $11,200,000 in federal funds purchased as of March 31, 2012. As of December 31, 2011, the Corporation had no federal funds purchased. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The Corporation’s equity capital was $85,082,569 at March 31, 2012, as compared to $86,079,217 at December 31, 2011. The reason for the decrease in equity capital was the decrease in the investment securities market value adjustment due to a decrease in the market value of the Corporation’s investment portfolio. This market value decrease was due to general market conditions, specifically the increase in medium term interest rates, which caused a decrease in the market price of the investment portfolio.

Cash dividends in the amount of $1,067,970, or $0.22 per share, have been paid in 2012 as of the end of the first quarter to shareholders of record on March 15, 2012.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2012, the Corporation meets all capital adequacy requirements to which it is subject.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Capital (to Risk-Weighted Assets)	$85,194,000	17.82%	$38,244,620	>8.00%	$47,805,776	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	79,204,740	16.57%	19,122,310	>4.00%	28,683,465	>6.00%

Tier 1 Capital ( to Average Assets)	79,204,740	9.53%	33,235,117	>4.00%	41,543,896	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended March 31,
	2012	2011
Interest Income, including fees	$8,898,990	$9,345,272
Interest Expense	1,510,589	1,766,953

Net Interest Income	7,388,401	7,578,319
Provision for Loan Losses	535,680	244,061

Net Interest Income after
Provision for Loan Losses	6,852,721	7,334,258
Other Income	1,609,599	1,584,395
Other Expense	6,410,267	6,400,281

Income Before Provision For
Income Taxes	2,052,053	2,518,372
Provision for Income Taxes	388,887	563,486

Net Income	$1,663,166	$1,954,886

Net Income Per share—Basic	$0.34	$0.40

Net Income Per Share-Diluted	$0.34	$0.40

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 7.68% for the three months ended March 31, 2012, and 10.04% for the corresponding period in 2011. The decrease in ROE was caused by a slight increase in average equity along with a decrease in net income for the three months of 2012.

The book value per share decreased to $17.53 at March 31, 2012, compared to $17.77 at December 31, 2011. The decrease in book value per share reflects the decrease in other comprehensive income due to the decrease in market value of the Corporation’s investment securities offset partially by the amount of earnings in excess of dividends. Average assets for the three months ended March 31, 2012, were $834,058,363 compared to $829,177,021 for the year ended December 31, 2011.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.10% for the first quarter of 2012 compared to 4.25% for the corresponding period of 2011. The decrease in net interest margin from 2011 to 2012 is the result of an increase in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, along with an increase in average earning assets, as detailed below. Earning assets averaged $757,507,717 for the three months ended March 31, 2012. This represents an increase of $7,770,775, or 1.0%, over average earning assets of $749,736,942 for the three month period ended March 31, 2011. The increase in earning assets for the three months ended March 31, 2012, is the result of an increase in investment securities offset partially by a decrease in loans due to the declining loan demand due to current local, national and international economic conditions.

Interest bearing deposits averaged $463,591,511 for the three months ended March 31, 2012. This represents an increase of $24,400,460, or 5.6%, from the average of interest bearing deposits of $439,191,051 for the three-month period ended March 31, 2011. This was due, in large part, to an increase in certificates of deposit and interest-bearing NOW and money market accounts.

Other borrowed funds averaged $ 173,693,464 for the three months ended March 31, 2012. This represents a decrease of $31,065,898, or 15.2%, over the other borrowed funds of $204,759,362 for the three-month period ended March 31, 2011. This decrease in other borrowed funds was due to a $22,476,736 decrease in the Commercial Repo Liability, a $154,302 decrease in the ABE Loan Liability, a $2,520,085 increase in Federal Funds Purchased and a decrease in the FHLB advances of $10,954,945 for the three-month period ended March 31, 2012, when compared to the three-month period ended March 31, 2011.

Net interest income was $7,388,401 for the three-month period ended March 31, 2012, a decrease of $189,918 from $7,578,319 for the three-month period ended March 31, 2011, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended March 31, 2012, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2011. The yield on all interest bearing assets decreased 30 basis points to 4.90% in the first quarter of 2012 from 5.20% for the same period in 2011. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2012 decreased by 16 basis points to 0.95% from 1.11% in the same period of 2011. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2012	2011
Interest and Fees	$5,972,237	$6,548,931
Average Loans	388,208,707	417,343,795
Annualized Yield	6.15%	6.28%

The decrease in interest rates in the three-month period ended March 31, 2012, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$384,722,792	$389,466,242	$(4,743,450)	-1.22%
Allowance for Loan Losses	7,072,345	6,681,412	390,933	5.85%
Nonaccrual Loans	11,280,220	11,299,060	(18,840)	-0.17%
Ratios:
Allowance for loan losses to gross loans	1.84%	1.72%
Net loans charged off to allowance for loan losses	2.05%	40.31%

The provision for loan losses for the three months ended March 31, 2012, was $535,680, an increase of $291,619 from the $244,061 provision for the same period in 2011. The increase in our loan loss provisions for the three month period is a result of an increase in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list in excess of payments received.

For the three months ended March 31, 2012, net loan losses charged to the allowance for loan losses totaled $144,747, an increase of $45,834 from the $98,913 charged off in the same period in 2011. This increase was due to an overall increase in the number of charge offs in 2012 when compared to the same period in 2011 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2012 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

NON-INTEREST INCOME

Non-interest income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Non-interest income for the three months ended March 31, 2012, was $1,609,599, an increase of $25,204, or 1.6%, from the same period in 2011. Service charges on deposit accounts decreased by $26,747, or 3.1%, to $847,650 in the three months ended March 31, 2012, compared to $874,397 for the same period in 2011. Other service charges and fees increased by $14,637, or 3.5%, in the three months ended March 31, 2012, compared to the same period in 2011. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months
	ended March 31,
Other Income	2012	2011
BOLI Insurance	$120,000	$115,385
Mortgage Loan Origination Income	116,229	98,500
Income from Security Sales, net	28,692	432
Other Income	68,432	81,722

Total Other Income	$333,353	$296,039

NON-INTEREST EXPENSE

Non-interest expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended March 31, 2012 and 2011 were $6,410,267 and $6,400,281, respectively, an increase of $9,986, or 0.2%, from 2011 to 2012. Salaries and benefits increased to $3,559,704 for the three months ended March 31, 2012, from $3,519,609 for the same period in 2011. This represents an increase of $40,095, or 1.1%. This increase was the result of increases in the cost of employee benefits paid by the Company. Occupancy expense decreased by $57,638, or 5.3%, to $1,031,309 for the three months ended March 31, 2012, when compared to the same period of 2011. This decrease is due in part to cost savings measures instituted by the Company.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
	2012	2011
Other Operating Expense
Intangible Amortization	$46,173	$46,173
Advertising	162,610	170,762
Office Supplies	114,058	179,776
Legal and Audit Fees	104,825	120,906
Telephone expense	119,040	96,382
Postage and Freight	136,683	92,650
Loan Collection Expense	103,175	73,374
Other Losses	12,723	13,320
FDIC and State Assessment	311,450	265,069
Debit Card/ATM expense	192,062	181,378
Travel and Convention	52,563	63,201
Other expenses	463,892	488,734

Total Other Expense	$1,819,254	$1,791,725

The Corporation’s efficiency ratio for the three months ended March 31, 2012, was 68.90% compared to the 67.51% for the same period in 2011. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Cash and Due From Banks	$20,227,060	$35,407,715	$(15,180,655)	-42.87%
Interest Bearing deposits with Other Banks	6,000,038	3,990,521	2,009,517	50.36%
Investment Securities	383,916,097	374,507,805	9,408,292	2.51%
Loans, net	377,350,854	382,580,529	(5,229,675)	-1.37%
Total Assets	845,569,776	853,945,454	(8,375,678)	-0.98%
Total Deposits	583,674,502	572,338,135	11,336,367	1.98%
Total Stockholders’ Equity	85,082,569	86,079,217	(996,648)	-1.16%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks, interest bearing deposits with other banks and items in process of collection. The balance at March 31, 2012, was $26,227,098, a decrease of $13,171,138 from the balance of $39,398,236 at December 31, 2011, due to a decrease in the balances of correspondent banks due to a decrease in the amount of the month ending cash letter offset by an increase in the balances of interest bearing deposits with other banks.

PREMISES AND EQUIPMENT

During the quarter ended March 31, 2012, premises and equipment decreased by $273,546, or 1.3%, to $20,004,897 when compared to $20,278,443 at December 31, 2011. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock. Investments at March 31, 2012, increased $9,408,292, or 2.5%, to $383,916,097 from the balance at December 31, 2011. This increase is due to the investment of idle funds not used for loan funding.

LOANS

The loan balance decreased by $5,229,675 during the three months ended March 31, 2012, to $377,350,854 from $382,580,529 at December 31, 2011. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first three months of 2012. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2012	2011	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$112,146,747	$116,894,676	$(4,747,929)	-4.06%
Interest-Bearing Deposits	178,622,218	172,585,498	6,036,720	3.50%
Savings Deposits	44,384,061	41,876,977	2,507,084	5.99%
Certificates of Deposit	248,521,476	240,980,984	7,540,492	3.13%

Total Deposits	$583,674,502	$572,338,135	$11,336,367	1.98%

Interest-bearing deposits, certificates of deposit and savings increased while noninterest-bearing deposits decreased during the three months ended March 31, 2012. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2012, the Corporation had $7.072 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

The Corporation has updated the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, to include the following.

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

ITEM 6. EXHIBITS.

Exhibits

31(a	)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b	)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a	)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b	)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101		The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY: /s/ Greg L. McKee
Greg L. McKee President and Chief Executive Officer (Principal Executive Officer)

BY: /s/ Robert T. Smith Robert T. Smith Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) DATE: May 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10,2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.