Form 10-Q
period 2012-06-30
CITIZENS HOLDING CO /MS/
filed 2012-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2012:

Title	Outstanding
Common Stock, $0.20 par value	4,861,411

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

	June 30 , 2012	December 31, 2011
ASSETS
Cash and due from banks	$44,363,414	$35,407,715
Interest bearing deposits with other banks	67,957,333	3,990,521
Investment securities available for sale, at fair value	299,928,467	374,507,805
Loans, net of allowance for loan losses of $7,210,717 in 2012 and $6,681,412 in 2011	377,012,459	382,580,529
Premises and equipment, net	19,737,642	20,278,443
Other real estate owned, net	4,461,177	4,868,653
Accrued interest receivable	3,920,561	4,445,384
Cash value of life insurance	20,745,332	20,382,063
Intangible assets, net	3,149,657	3,226,612
Other assets	3,412,985	4,257,729

TOTAL ASSETS	$844,689,027	$853,945,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$114,043,397	$116,894,676
Interest-bearing NOW and money market accounts	180,465,762	172,585,498
Savings deposits	45,297,712	41,876,977
Certificates of deposit	251,765,014	240,980,984

Total deposits	591,571,885	572,338,135

Securities sold under agreement to repurchase	79,103,790	120,220,433
Federal Home Loan Bank advances	78,500,000	68,500,000
Accrued interest payable	351,756	372,374
Deferred compensation payable	5,560,842	5,085,935
Other liabilities	1,204,088	1,349,360

Total liabilities	756,292,361	767,866,237

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,861,411 shares outstanding at June 30, 2012 and 4,843,911 shares outstanding at December 31, 2011	972,282	968,782
Additional paid-in capital	3,561,050	3,247,208
Retained earnings	78,697,821	77,420,318
Accumulated other comprehensive income, net of applicable taxes of $3,072,945 in 2012 and $2,643,070 in 2011	5,165,513	4,442,909

Total stockholders’ equity	88,396,666	86,079,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,689,027	$853,945,454

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$6,038,190	$6,398,678	$12,010,427	$12,947,609
Investment securities	2,956,655	3,038,701	5,874,050	5,823,247
Other interest	8,323	6,472	17,681	18,267

Total interest income	9,003,168	9,443,851	17,902,158	18,789,123

INTEREST EXPENSE
Deposits	703,728	802,618	1,428,434	1,689,617
Other borrowed funds	753,525	879,750	1,539,408	1,759,704

Total interest expense	1,457,253	1,682,368	2,967,842	3,449,321

NET INTEREST INCOME	7,545,915	7,761,483	14,934,316	15,339,802
PROVISION FOR LOAN LOSSES	330,097	682,773	865,777	926,834

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,215,818	7,078,710	14,068,539	14,412,968

OTHER INCOME
Service charges on deposit accounts	897,920	855,986	1,745,570	1,730,383
Other service charges and fees	437,473	415,174	866,069	829,133
Other income	301,763	245,306	635,116	541,345

Total other income	1,637,156	1,516,466	3,246,755	3,100,861

OTHER EXPENSES
Salaries and employee benefits	3,473,956	3,524,103	7,033,660	7,043,712
Occupancy expense	1,097,856	1,018,542	2,129,165	2,107,489
Other operating expense	2,102,189	1,703,394	3,921,443	3,495,119

Total other expenses	6,674,001	6,246,039	13,084,268	12,646,320

INCOME BEFORE PROVISION FOR INCOME TAXES	2,178,973	2,349,137	4,231,026	4,867,509
PROVISION FOR INCOME TAXES	427,375	494,865	816,262	1,058,351

NET INCOME	$1,751,598	$1,854,272	$3,414,764	$3,809,158

NET INCOME PER SHARE
-Basic	$0.36	$0.38	$0.70	$0.79

-Diluted	$0.36	$0.38	$0.70	$0.79

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income	$1,751,598	$1,854,272	$3,414,764	$3,809,158

Other comprehensive income
Unrealized holding gains	4,631,065	5,816,380	1,190,231	8,351,093
Income tax effect	(1,727,387)	(2,169,510)	(443,956)	(3,114,958)

	2,903,678	3,646,870	746,275	5,236,135
Reclassification adjustment for gains included in net income	(9,061)	(5,357)	(37,753)	(5,789)
Income tax effect	3,380	1,998	14,082	2,159

	(5,681)	(3,359)	(23,671)	(3,630)

Total other comprehensive income	2,897,997	3,643,511	722,604	5,232,505

Comprehensive income	$4,649,595	$5,497,783	$4,137,368	$9,041,663

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$6,065,086	$5,419,819

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	190,899,754	73,203,384
Purchases of investment securities available for sale	(115,075,780)	(88,813,259)
Purchases of bank premises and equipment	(30,889)	(1,035,486)
Increase in interest bearing deposits with other banks	(63,966,812)	(10,466,534)
Purchase of Federal Home Loan Bank Stock	(282,700)	(108,000)
Proceeds from sale of other real estate	1,235,367	338,080
Net decrease in loans	3,874,402	8,072,260

Net cash provided by (used by) investing activities	16,653,342	(18,809,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,233,750	9,720,050
Net change in securities sold under agreement to repurchase	(41,116,643)	3,572,364
Proceeds from exercising stock options	257,425	63,385
Increase in Federal Home Loan Bank advances	10,000,000	10,000,000
Decrease in federal funds purchased	—	(2,500,000)
Payment of dividends	(2,137,261)	(2,130,331)

Net cash provided by financing activities	(13,762,729)	18,725,468

Net increase in cash and due from banks	8,955,699	5,335,732

Cash and due from banks, beginning of period	35,407,715	16,963,393

Cash and due from banks, end of period	$44,363,414	$22,299,125

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2012

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2012, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2012, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $34,798,961compared to an aggregate unused balance of $37,703,387 at December 31, 2011. There were $2,956,725 of letters of credit outstanding at June 30, 2012 and $3,113,225 at December 31, 2011. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	4,859,125	4,841,438	4,854,145	4,840,770
Dilutive effect of granted options	6,881	12,799	8,654	9,056

Diluted weighted average shares outstanding	4,866,006	4,854,237	4,862,799	4,849,826

Net income	$1,751,598	$1,854,272	$3,414,764	$3,809,158
Net income per share-basic	$0.36	$0.38	$0.70	$0.79
Net income per share-diluted	$0.36	$0.38	$0.70	$0.79

Note 4. Stock Option Plan

At June 30, 2012, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan.

On April 25, 2012, the non-management members of the Board of Directors were granted a total of 13,500 options as specified in the Directors’ Plan. These options were granted at an exercise price of $18.76 per option, which was the closing price of Citizens Holding Company stock on that day. These options are first exercisable on October 26, 2012, and must be exercised no later than April 25, 2022.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of the options granted to the directors in the second quarter of 2012:

Assumption	Directors
Dividend Yield	4.70%
Risk-Free Interest Rate	0.78%
Expected Life	8.2 years
Expected Volatility	78.29%
Calculated Value per Option	$8.88
Forfeitures	0.00%

Using the Black-Scholes option-pricing model with the foregoing assumptions, it was determined that the cost of options granted under the Directors’ Plan on April 25, 2012 was $119,834 and should be recognized as an expense of $19,972 per month over the six-month requisite service period, beginning on April 25, 2012. This was recorded as salary expense with a credit to paid-in capital. A deferred tax on these options was recorded in the aggregate amount of $44,698, or $7,450 per month, over the six-month requisite service period, beginning on April 25, 2012.

The following table below is a summary of the stock option activity for the six months ended June 30, 2012.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2011	102,000	$21.00	135,500	$19.96
Granted	13,500	18.76	—	—
Exercised	(3,000)	15.00	(14,500)	14.65
Expired	(1,500)	15.00	(13,000)	18.09

Outstanding at June 30, 2012	111,000	$20.97	108,000	$20.90

The intrinsic value of options granted under the Directors’ Plan at June 30, 2012, was $60,000 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2012, was $107,160 for a total intrinsic value at June 30, 2012, of $167,160.

Note 5. Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2012, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2012 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2009. The Corporation consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Real Estate:
Land Development and Construction	$11,394	$13,480
Farmland	34,204	35,912
1-4 Family Mortgages	122,119	133,987
Commercial Real Estate	136,010	129,387

Total Real Estate Loans	303,727	312,766

Business Loans:
Commercial and Industrial Loans	47,101	36,581
Farm Production and Other Farm Loans	1,537	1,579

Total Business Loans	48,638	38,160

Consumer Loans:
Credit Cards	971	995
Other Consumer Loans	31,163	37,545

Total Consumer Loans	32,134	38,540

Total Gross Loans	384,499	389,466

Unearned income	(276)	(204)
Allowance for loan losses	(7,211)	(6,681)

Loans, net	$377,012	$382,581

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Real Estate:
Land Development and Construction	$252	$1,134
Farmland	469	641
1-4 Family Mortgages	2,151	1,966
Commercial Real Estate	7,251	6,818

Total Real Estate Loans	10,123	10,559

Business Loans:
Commercial and Industrial Loans	218	284
Farm Production and Other Farm Loans	10	21

Total Business Loans	228	305

Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	281	435

Total Consumer Loans	281	435

Total Non-Accrual Loans	$10,632	$11,299

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:

Land Development and Construction	$176	$—	$176	$11,218	$11,394	$—
Farmland	786	—	786	33,418	34,204	—
1-4 Family Mortgages	5,620	994	6,614	115,505	122,119	536
Commercial Real Estate	6,882	1,089	7,971	128,039	136,010	—

Total Real Estate Loans	13,464	2,083	15,547	288,180	303,727	536

Business Loans:
Commercial and Industrial Loans	704	19	723	46,378	47,101	—
Farm Production and Other Farm Loans	16	—	16	1,521	1,537	—

Total Business Loans	720	19	739	47,899	48,638	—

Consumer Loans:
Credit Cards	16	13	29	942	971	13
Other Consumer Loans	1,386	26	1,412	29,751	31,163	3

Total Consumer Loans	1,402	39	1,441	30,693	32,134	16

Total Loans	$15,586	$2,141	$17,727	$366,772	$384,499	$552

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$30	$562	$592	$12,888	$13,480	$39
Farmland	1,061	139	1,200	34,712	35,912	—
1-4 Family Mortgages	5,774	822	6,596	127,391	133,987	80
Commercial Real Estate	4,941	4,855	9,796	119,591	129,387	109

Total Real Estate Loans	11,806	6,378	18,184	294,582	312,766	228

Business Loans:
Commercial and Industrial Loans	294	99	393	36,188	36,581	—
Farm Production and Other Farm Loans	13	6	19	1,560	1,579	—

Total Business Loans	307	105	412	37,748	38,160	—

Consumer Loans:
Credit Cards	20	17	37	958	995	17
Other Consumer Loans	1,858	252	2,110	35,435	37,545	24

Total Consumer Loans	1,878	269	2,147	36,393	38,540	41

Total Loans	$13,991	$6,752	$20,743	$368,723	$389,466	$269

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

Impaired loans as of June 30, 2012 and December 31, 2011, by class of loans, are as follows (in thousands):

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$252	$120	$132	$252	$117	$479
Farmland	469	324	145	469	24	557
1-4 Family Mortgages	2,251	1,482	769	2,251	202	2,419
Commercial Real Estate	7,251	1,432	5,819	7,251	1,205	7,032

Total Real Estate Loans	10,223	3,358	6,865	10,223	1,548	10,487

Business Loans:
Commercial and Industrial Loans	218	114	104	218	57	241
Farm Production and Other Farm Loans	10	10	—	10	—	13

Total Business Loans	228	124	104	228	57	254

Consumer Loans:
Other Consumer Loans	281	281	—	281	—	307

Total Consumer Loans	281	281	—	281	—	307

Total Loans	$10,732	$3,763	$6,969	$10,732	$1,605	$11,048

December 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$1,134	$992	$142	$1,134	$134	$883
Farmland	641	492	149	641	24	588
1-4 Family Mortgages	2,066	1,297	769	2,066	216	1,933
Commercial Real Estate	6,818	5,042	1,776	6,818	736	6,896

Total Real Estate Loans	10,659	7,823	2,836	10,659	1,110	10,300

Business Loans:
Commercial and Industrial Loans	284	163	121	284	57	860
Farm Production and Other Farm Loans	21	21	—	21	—	19

Total Business Loans	305	184	121	305	57	879

Consumer Loans:
Other Consumer Loans	435	430	5	435	—	321

Total Consumer Loans	435	430	5	435	—	321

Total Loans	$11,399	$8,437	$2,962	$11,399	$1,167	$11,500

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2012.

The following table details the amount of gross loans by loan grade and class as of June 30, 2012 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$8,978	$1,974	$442	$—	$—	$11,394

Farmland	30,066	2,786	1,352	—	—	34,204
1-4 Family Mortgages	103,767	5,852	12,473	27	—	122,119
Commercial Real Estate	110,646	6,762	18,602	—	—	136,010

Total Real Estate Loans	253,457	17,374	32,869	27	—	303,727

Business Loans:
Commercial and Industrial Loans	39,248	7,057	764	32	—	47,101
Farm Production and Other Farm Loans	1,470	7	60	—	—	1,537

Total Business Loans	40,718	7,064	824	32	—	48,638

Consumer Loans:
Credit Cards	958	—	13	—	—	971
Other Consumer Loans	29,736	216	1,181	30	—	31,163

Total Consumer Loans	30,694	216	1,194	30	—	32,134

Total Loans	$324,869	$24,654	$34,887	$89	$—	$384,499

The following table details the amount of gross loans by loan grade and class as of December 31, 2011:

Grades	Satisfactory 1, 2, 3,4	Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$9,647	$2,290	$1,481	$—	$62	$13,480

Farmland	31,405	3,043	1,464	—	—	35,912
1-4 Family Mortgages	115,365	5,784	12,811	27	—	133,987
Commercial Real Estate	108,347	7,188	13,852	—	—	129,387

Total Real Estate Loans	264,764	18,305	29,608	27	62	312,766

Business Loans:
Commercial and Industrial Loans	27,970	7,712	863	36	—	36,581
Farm Production and Other Farm Loans	1,481	8	90	—	—	1,579

Total Business Loans	29,451	7,720	953	36	—	38,160

Consumer Loans:
Credit Cards	978	—	17	—	—	995
Other Consumer Loans	35,859	325	1,304	53	4	37,545

Total Consumer Loans	36,837	325	1,321	53	4	38,540

Total Loans	$331,052	$26,350	$31,882	$116	$66	$389,466

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2012:

June 30, 2012	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412

Provision for possible loan losses	817,494	(160,894)	209,177	865,777

Chargeoffs	280,703	28,759	158,865	468,327

Recoveries	28,459	39,553	63,843	131,855

Net Chargeoffs	252,244	(10,794)	95,022	336,472

Ending Balance	$4,741,725	$1,522,367	$946,625	$7,210,717

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,548,065	$57,325	$—	$1,605,390

Loans collectively evaluated for impairment	3,193,660	1,465,042	946,625	5,605,327

Ending Balance, June 30, 2012	$4,741,725	$1,522,367	$946,625	$7,210,717

Activity in the allowance for possible loan losses for the six months ended June 30, 2011 was as follows:

June 30, 2011
Balance, beginning of period	$6,379,070
Provision for loan losses	926,834
Loans charged off	(1,017,099)
Recoveries of loans previously charged off	70,797

Balance, end of period	$6,359,602

The Corporation’s recorded investment in loans as of June 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

June 30, 2012	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,224	$227	$281	$10,732

Loans collectively evaluated for general impairment	293,503	48,411	31,853	373,767

	$303,727	$48,638	$32,134	$384,499

December 31, 2011	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,659	$305	$435	$11,399

Loans collectively evaluated for general impairment	302,107	37,855	38,105	378,067

	$312,766	$38,160	$38,540	$389,466

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale Obligations of U. S. Government Agencies	$—	$151,509,731	$—	$151,509,731
Mortgage-backed Securities	—	30,550,393	—	30,550,393
State, county and municipal obligations	—	110,949,942	—	110,949,942
Other investments	—	—	2,746,801	2,746,801

Total	$—	$293,010,066	$2,746,801	$295,756,867

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale Obligations of U. S. Government Agencies	$—	$234,938,488	$—	$234,938,488
Mortgage-backed Securities	—	35,117,858	—	35,117,858
State, county and municipal obligations	—	102,422,164	—	102,422,164
Other investments	—	—	2,029,295	2,029,295

Total	$—	$372,478,510	$2,029,295	$374,507,805

The following table reports the activity for 2012 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2012	$2,029,295

Unrealized gains included in other comprehensive income	717,506

Balance at June 30, 2012	$2,746,801

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2012 that were still held in the balance sheet at June 30, 2012, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$4,100,152	$4,100,152
Other real estate owned	—	—	688,091	688,091

Total	$—	$—	$4,788,243	$4,788,243

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

Impaired loans with a carrying value of $4,828,328 and $682,517 had an allocated allowance for loan losses of $728,176 and $176,932 at June 30, 2012 and December 31, 2011, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2012, and recorded at fair value, less costs to sell, was $827,891, of which $139,800 was acquired and sold during this period. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2011 and recorded at fair value, less costs to sell, was $2,503,659. Additional writedowns during 2011 on OREO acquired in previous years was $216,000 on 10 properties valued at $553,243.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2012, and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$44,363,414	$44,363,414	$35,407,715	$35,407,715
Interest bearing deposits with banks	67,957,333	67,957,333	3,990,521	3,990,521
Securities available-for-sale	299,928,467	299,928,467	374,507,805	374,507,805
Net loans	377,012,459	376,439,588	382,580,529	382,174,094

Financial liabilities
Deposits	$591,571,885	$591,904,539	$572,338,135	$572,388,706
Federal Home Loan Bank advances	78,500,000	81,527,818	68,500,000	71,950,022
Securities Sold under agreement to repurchase	79,103,790	79,103,790	120,220,433	120,220,433

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2012, was 43.10% and at December 31, 2011, was 29.32%. Liquidity increased due to the amount of investment securities that were called and not reinvested at June 30, 2012. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $591,571,885 at June 30, 2012, and $572,338,135 at December 31, 2011. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $299,928,467 invested in investment securities at June 30, 2012, and $374,507,805 at December 31, 2011. The Corporation also had $67,957,333 in interest bearing deposits at other banks at June 30, 2012 and $3,990,521 at December 31, 2011. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at June 30, 2012 and December 31, 2011. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2012, the Corporation had unused and available $93,598,381 of its line of credit with the FHLB and at December 31, 2011, the Corporation had unused and available $126,473,758 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2011 to June 30, 2012, was the result of an increase in advances outstanding of $10 million and a reduction in the amount of loans eligible for the collateral pool. The Corporation had no federal funds purchased as of June 30, 2012 and December 31, 2011. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $88,396,666 at June 30, 2012, as compared to $86,079,217 at December 31, 2011. The reason for the increase in stockholders’ equity was net earnings in excess of dividends paid and the increase in the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the increase in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Cash dividends in the amount of $2,137,261, or $0.44 per share, have been paid in 2012 as of the end of the second quarter 2012.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2012, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to Risk-Weighted Assets)	$86,092,530	17.95%	$38,374,642	>8.00%	$47,968,303	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	80,081,496	16.69%	19,187,321	>4.00%	28,780,982	>6.00%

Tier 1 Capital ( to Average Assets)	80,081,496	9.62%	33,281,182	>4.00%	41,601,478	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income, including fees	$9,003,168	$9,443,851	$17,902,158	$18,789,123
Interest Expense	1,457,253	1,682,368	2,967,842	3,449,321

Net Interest Income	7,545,915	7,761,483	14,934,316	15,339,802
Provision for Loan Losses	330,097	682,773	865,777	926,834

Net Interest Income after
Provision for Loan Losses	7,215,818	7,078,710	14,068,539	14,412,968
Other Income	1,637,156	1,516,466	3,246,755	3,100,861
Other Expense	6,674,001	6,246,039	13,084,268	12,646,320

Income Before Provision For
Income Taxes	2,178,973	2,349,137	4,231,026	4,867,509
Provision for Income Taxes	427,375	494,865	816,262	1,058,351

Net Income	$1,751,598	$1,854,272	$3,414,764	$3,809,158

Net Income Per share - Basic	$0.36	$0.38	$0.70	$0.79

Net Income Per Share - Diluted	$0.36	$0.38	$0.70	$0.79

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.79% for the three months ended June 30, 2012, and 9.19% for the corresponding period in 2011. For the six months ended June 30, 2012, ROE was 7.74% compared to 9.60% for the six months ended June 30, 2011. In both instances, the decrease in ROE was caused by an increase in average equity along with a decrease in net income for the three and six months of 2012.

The book value per share increased to $18.21 at June 30, 2012, compared to $17.77 at December 31, 2011. The increase in book value per share reflects the increase in other comprehensive income due to the increase in market value of the Corporation’s investment securities and by the amount of earnings in excess of dividends. Average assets for the six months ended June 30, 2012, were $834,621,887 compared to $829,177,021 for the year ended December 31, 2011.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 4.16% for the second quarter of 2012 compared to 4.29% for the corresponding period of 2011. For the six months ended June 30, 2012, annualized net interest margin was 4.13% compared to 4.28% for the six months ended June 30, 2011. The decrease in net interest margin from 2011 to 2012 is the result of a decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, offset partially by an increase in average earning assets, as detailed below. Earning assets averaged $774,095,199 for the three months ended June 30, 2012. This represents an increase of $22,590,525, or 3.0%, over average earning assets of $751,504,674 for the three month period ended June 30, 2011. Earning assets averaged $765,801,458 for the six months ended June 30, 2012. This represents an increase of $17,358,127, or 2.3% over average earning assets of $748,443,331 for the six months ended June 30, 2011. The increase in earning assets for the three and six months ended June 30, 2012, is the result of an increase in investment securities offset partially by a decrease in loans due to the declining loan demand due to current local, national and international economic conditions.

Interest bearing deposits averaged $470,496,017 for the three months ended June 30, 2012. This represents an increase of $24,400,460, or 5.6%, from the average of interest bearing deposits of $438,381,788 for the three-month period ended June 30, 2011. This was due, in large part, to an increase in certificates of deposit and interest-bearing NOW and money market accounts.

Other borrowed funds averaged $163,988,201 for the three months ended June 30, 2012. This represents a decrease of $42,086,599, or 20.4%, over the other borrowed funds of $206,074,800 for the three-month period ended June 30, 2011. This decrease in other borrowed funds was due to a $35,007,634 decrease in the Commercial Repo Liability, a $62,086 decrease in the ABE Loan Liability, a $2,591,141 increase in Federal Funds Purchased and a decrease in the FHLB advances of $9,608,020 for the three-month period ended June 30, 2012, when compared to the three-month period ended June 30, 2011.

Interest bearing deposits averaged $467,043,764 for the six months ended June 30, 2012. This represents an increase of $24,400,460, or 5.6%, from the average of interest bearing deposits of $438,784,184 for the six-month period ended June 30, 2011.

Other borrowed funds averaged $168,840,833 for the six months ended June 30, 2012. This represents a decrease of $36,797,910, or 17.9%, over the other borrowed funds of $205,638,743 for the six-month period ended June 30, 2011. This decrease in other borrowed funds was due to a $27,666,358 decrease in the Commercial Repo Liability, a $96,155 decrease in the ABE Loan Liability, a $1,872,769 increase in Federal Funds Purchased and a decrease in the FHLB advances of $10,908,166 for the six-month period ended June 30, 2012, when compared to the six-month period ended June 30, 2011.

Net interest income was $7,545,915 for the three-month period ended June 30, 2012, an increase of $215,568 from $7,761,483 for the three-month period ended June 30, 2011, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended June 30, 2012, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2011. The yield on all interest bearing assets decreased 25 basis points to 4.93% in the second quarter of 2012 from 5.18% for the same period in 2011. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2012 decreased by 13 basis points to 0.92% from 1.05% in the same period of 2011. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $14,934,316 for the six months ended June 30, 2012, a decrease of $405,486 from the $15,339,802 for the six-months ended June 30, 2011, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the six-month period ended June 30, 2012, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period of 2011. The yield on all interest bearing assets decreased 28 basis points to 4.92% in the first six months of 2012 from 5.20% for the same period in 2011. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2012 decreased 14 basis points to 0.93% from 1.07% in the same period in 2011. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest and Fees	$6,038,190	$6,398,678	$12,010,427	$12,947,609
Average Loans	386,667,016	412,887,296	387,733,738	415,451,123
Annualized Yield	6.25%	6.20%	6.20%	6.23%

The decrease in interest rates in the six-month period ended June 30, 2012, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2012	Year Ended December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$384,499,320	$389,466,242	$(4,966,922)	-1.28%
Allowance for Loan Losses	7,210,717	6,681,412	529,305	7.92%
Nonaccrual Loans	10,632,129	11,299,060	(666,931)	-5.90%
Ratios:
Allowance for loan losses to gross loans	1.88%	1.72%
Net loans charged off to allowance for loan losses	4.67%	40.31%

The provision for loan losses for the three months ended June 30, 2012, was $330,097, a decrease of $352,676 from the $682,773 provision for the same period in 2011. The provision for loan losses was $865,777 for the six month period ended June 30, 2012, compared to a provision of $926,834 for the six months ended June 30, 2011. The decrease in our loan loss provisions for the three and six month periods is a result of a decrease in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received in excess of the amount of new loans being added to the list.

For the three months ended June 30, 2012, net loan losses charged to the allowance for loan losses totaled $191,330, an increase of $656,059 from the $847,389 charged off in the same period in 2011. For the six months ended June 30, 2012, net loan losses charged to the allowance for loan losses totaled $336,472, a decrease of $609,830 from the $946,302 charged off in the same period in 2011. This decrease was due to an overall decrease in the number of charge offs in 2012 when compared to the same period in 2011 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2012 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2012, was $1,637,156, an increase of $120,690, or 8.0%, from the same period in 2011. Service charges on deposit accounts increased by $41,934, or 4.9%, to $897,920 in the three months ended June 30, 2012, compared to $855,986 for the same period in 2011. Other service charges and fees increased by $22,299, or 5.4%, in the three months ended June 30, 2012, compared to the same period in 2011. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Other income for the six months ended June 30, 2012, was $3,246,755, an increase of $145,894, or 4.7%, from the same period in 2011. Service charges on deposit accounts increased by $15,187, or 0.9%, to $1,745,570 in the six months ended June 30, 2012, compared to $1,730,383 for the same period in 2011. Other service charges and fees increased by $36,936, or 5.4%, in the six months ended June 30, 2012, compared to the same period in 2011. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes. The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
Other Income	2012	2011	2012	2011
BOLI Insurance	$120,000	$121,924	$240,000	$237,309
Mortgage Loan Origination Income	100,783	69,993	217,012	168,493
Income from Security Sales, net	9,061	5,357	37,753	5,789
Other Income	71,919	48,032	140,351	129,754

Total Other Income	$301,763	$245,306	$635,116	$541,345

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended June 30, 2012 and 2011 were $6,674,001 and $6,246,039, respectively, an increase of $427,962, or 6.9%, from 2011 to 2012. Salaries and benefits decreased to $3,473,956 for the three months ended June 30, 2012, from $3,524,103 for the same period in 2011. This represents a decrease of $50,147, or 1.4%. This decrease was the result of decreases in the cost of employee benefits paid by the Corporation and a reduction in the number of employees. Occupancy expense increased by $79,314, or 7.8%, to $1,097,856 for the three months ended June 30, 2012, when compared to the same period of 2011. This increase is due in part to an increase in office and equipment rental and service costs. Other operating expenses increased by $398,795 from 2011 to 2012. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the six-month period ended June 30, 2012 and 2011 were $13,084,268 and $12,646,320, respectively, an increase of $437,948, or 3.5%, from 2011 to 2012. Salaries and benefits decreased to $7,033,660 for the six months ended June 30, 2012, from $7,043,712 for the same period in 2011. This represents a decrease of $10,052, or 0.1%. This decrease was the result of a reduction in the number of employees. Occupancy expense increased $21,676, or 1.0%, to $2,129,165 in the six months ended June 2012 when compared to the same period in 2011. Other operating expenses increased by $426,324 from 2011 to 2012. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended June 30,		Six months ended June 30,
Other Operating Expense	2012	2011	2012	2011
Intangible Amortization	$30,782	$46,172	$76,955	$92,345
Advertising	171,044	180,900	333,654	351,662
Office Supplies	94,650	123,474	208,708	303,250
Legal and Audit Fees	121,954	116,254	226,779	237,160
Telephone expense	92,626	117,770	211,666	214,152
Postage and Freight	93,350	100,224	230,033	192,874
Loan Collection Expense	126,323	(31,323)	229,498	42,051
Other Losses	16,675	(1,818)	29,398	11,502
FDIC and State Assessment	316,966	267,801	628,416	532,870
Debit Card/ATM expense	205,522	203,983	397,584	385,361
Travel and Convention	52,648	75,578	105,211	138,779
Other expenses	779,649	504,379	1,243,541	993,113

Total Other Expense	$2,102,189	$1,703,394	$3,921,443	$3,495,119

The Corporation’s efficiency ratio for the three months ended June 30, 2012, was 70.16% compared to the 65.11% for the same period in 2011. For the six months ended June 30, 2012 and 2011, the Corporation’s efficiency ratio was 69.54% and 66.31%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2012	December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$44,363,414	$35,407,715	$8,955,699	25.29%
Interest Bearing deposits with Other Banks	67,957,333	3,990,521	63,966,812	1602.97%
Investment Securities	299,928,467	374,507,805	(74,579,338)	-19.91%
Loans, net	377,012,459	382,580,529	(5,568,070)	-1.46%
Total Assets	844,689,027	853,945,454	(9,256,427)	-1.08%
Total Deposits	591,571,885	572,338,135	19,233,750	3.36%
Total Stockholders’ Equity	88,396,666	86,079,217	2,317,449	2.69%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks, interest bearing deposits with other banks and items in process of collection. The balance at June 30, 2012, was $112,320,747, an increase of $72,922,511 from the balance of $39,398,236 at December 31, 2011, due to an increase in the balances of correspondent banks due to an increase in the amount of the month ending cash letter and by an increase in the balances of interest bearing deposits with other banks.

PREMISES AND EQUIPMENT

During the quarter ended June 30, 2012, premises and equipment decreased by $540,801, or 2.7%, to $19,737,642 when compared to $20,278,443 at December 31, 2011. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock and FNBB stock. Investments at June 30, 2012, decreased $74,579,338, or 19.9%, to $299,928,467 from the balance at December 31, 2011. This decrease is due to the maturity and calls of investment securities that were not reinvested by the end of the reporting period.

LOANS

The loan balance decreased by $5,568,070 during the six months ended June 30, 2012, to $377,012,459 from $382,580,529 at December 31, 2011. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first six months of 2012. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2012	December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$114,043,397	$116,894,676	$(2,851,279)	-2.44%
Interest-Bearing Deposits	180,465,762	172,585,498	7,880,264	4.57%
Savings Deposits	45,297,712	41,876,977	3,420,735	8.17%
Certificates of Deposit	251,765,014	240,980,984	10,784,030	4.48%

Total Deposits	$591,571,885	$572,338,135	$19,233,750	3.36%

Interest-bearing deposits, certificates of deposit and savings increased while noninterest-bearing deposits decreased during the three months ended June 30, 2012. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2012, the Corporation had $7.211 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The Corporation also faces litigation risks from customers (individually or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome and magnitude of litigation cannot be predicted or controlled with certainty.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation is supplementing the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, to include the following.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: August 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.