Form 10-Q
period 2012-09-30
CITIZENS HOLDING CO /MS/
filed 2012-11-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2012:

Title	Outstanding
Common Stock, $0.20 par value	4,861,411

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$20,130,091	$35,407,715
Interest bearing deposits with other banks	2,151,946	3,990,521
Investment securities available for sale, at fair value	398,200,446	374,507,805
Loans, net of allowance for loan losses of $7,449,432 in 2012 and $6,681,412 in 2011	370,750,748	382,580,529
Premises and equipment, net	19,490,631	20,278,443
Other real estate owned, net	5,004,760	4,868,653
Accrued interest receivable	4,368,970	4,445,384
Cash value of life insurance	20,926,336	20,382,063
Intangible assets, net	3,149,657	3,226,612
Other assets	3,723,886	4,257,729

TOTAL ASSETS	$847,897,471	$853,945,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$107,337,450	$116,894,676
Interest-bearing NOW and money market accounts	211,875,266	172,585,498
Savings deposits	46,051,865	41,876,977
Certificates of deposit	251,757,698	240,980,984

Total deposits	617,022,279	572,338,135

Securities sold under agreement to repurchase	61,357,699	120,220,433
Federal Home Loan Bank advances	68,500,000	68,500,000
Federal funds purchased	4,700,000	—
Accrued interest payable	351,463	372,374
Deferred compensation payable	5,750,575	5,085,935
Other liabilities	1,814,643	1,349,360

Total liabilities	759,496,659	767,866,237

STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,861,411 shares issued and outstanding at September 30, 2012 and 4,843,911 shares issued and outstanding at December 31, 2011	972,282	968,782
Additional paid-in capital	3,620,967	3,247,208
Retained earnings	79,257,353	77,420,318
Accumulated other comprehensive income, net of applicable taxes of $3,072,945 in 2012 and $2,643,070 in 2011	4,550,210	4,442,909

Total stockholders’ equity	88,400,812	86,079,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$847,897,471	$853,945,454

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$5,633,206	$6,306,980	$17,643,633	$19,254,589
Investment securities	2,609,503	3,101,121	8,483,553	8,924,368
Other interest	32,641	14,967	50,322	33,234

Total interest income	8,275,350	9,423,068	26,177,508	28,212,191

INTEREST EXPENSE
Deposits	668,407	757,177	2,096,841	2,446,794
Other borrowed funds	728,659	833,020	2,268,067	2,592,724

Total interest expense	1,397,066	1,590,197	4,364,908	5,039,518

NET INTEREST INCOME	6,878,284	7,832,871	21,812,600	23,172,673

PROVISION FOR LOAN LOSSES	462,684	1,659,873	1,328,461	2,586,707

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,415,600	6,172,998	20,484,139	20,585,966

OTHER INCOME
Service charges on deposit accounts	966,149	999,478	2,711,719	2,729,861
Other service charges and fees	509,443	474,171	1,375,512	1,303,304
Other income	364,973	973,163	1,000,089	1,514,508

Total other income	1,840,565	2,446,812	5,087,320	5,547,673

OTHER EXPENSES
Salaries and employee benefits	3,414,811	3,518,464	10,448,471	10,562,176
Occupancy expense	1,147,917	1,081,113	3,277,082	3,188,602
Other operating expense	1,710,148	2,100,350	5,631,591	5,595,469

Total other expenses	6,272,876	6,699,927	19,357,144	19,346,247

INCOME BEFORE PROVISION FOR INCOME TAXES	1,983,289	1,919,883	6,214,315	6,787,392

PROVISION FOR INCOME TAXES	354,247	297,525	1,170,509	1,355,876

NET INCOME	$1,629,042	$1,622,358	$5,043,806	$5,431,516

NET INCOME PER SHARE
-Basic	$0.34	$0.33	$1.04	$1.12

-Diluted	$0.33	$0.33	$1.04	$1.12

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,629,042	$1,622,358	$5,043,806	$5,431,516

Other comprehensive income

Unrealized holding gains	(975,371)	3,560,984	214,860	11,912,077
Income tax effect	363,813	(1,328,247)	(80,143)	(4,443,205)

	(611,558)	2,232,737	134,717	7,468,872

Reclassification adjustment for gains included in net income	(5,972)	(636,542)	(43,725)	(642,331)
Income tax effect	2,227	237,430	16,309	239,589

	(3,745)	(399,112)	(27,416)	(402,742)

Total other comprehensive income	(615,303)	1,833,625	107,301	7,066,130

Comprehensive income	$1,013,739	$3,455,983	$5,151,107	$12,497,646

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$8,968,505	$9,650,546

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	220,117,006	138,683,906
Proceeds from sales of securities available for sale	—	19,791,797
Purchases of investment securities available for sale	(244,228,754)	(138,881,327)
Purchases of bank premises and equipment	(70,332)	(967,408)
Increase(decrease) in interest bearing deposits with other banks	1,838,575	(33,708,589)
Purchase of Federal Home Loan Bank Stock	(282,700)	(108,000)
Redemption of Federal Home Loan Bank Stock	442,800	—
Proceeds from sale of other real estate	1,296,551	466,095
Net decrease in loans	9,068,662	12,350,775

Net cash provided by (used by) investing activities	(11,818,192)	(2,372,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,684,143	29,819,741
Net change in securities sold under agreement to repurchase	(58,862,734)	(12,990,464)
Proceeds from exercising stock options	257,425	63,385
Increase in Federal Home Loan Bank advances	—	(15,900,000)
(Decrease) increase in federal funds purchased	4,700,000	(2,500,000)
Payment of dividends	(3,206,771)	(3,195,991)

Net cash provided by financing activities	(12,427,937)	(4,703,329)

Net increase in cash and due from banks	(15,277,624)	2,574,466

Cash and due from banks, beginning of period	35,407,715	16,963,393

Cash and due from banks, end of period	$20,130,091	$19,537,859

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2012

(Unaudited)

Note 1.  Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2012, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2.  Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2012, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $33,218,063 compared to an aggregate unused balance of $37,703,387 at December 31, 2011. There were $2,892,830 of letters of credit outstanding at September 30, 2012 and $3,113,225 at December 31, 2011. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3.  Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	4,861,411	4,843,911	4,856,584	4,841,829
Dilutive effect of granted options	5,628	10,364	8,493	7,683

Diluted weighted average shares outstanding	4,867,039	4,854,275	4,865,077	4,849,512

Net income	$1,629,042	$1,622,358	$5,043,806	$5,431,516
Net income per share-basic	$0.34	$0.33	$1.04	$1.12
Net income per share-diluted	$0.33	$0.33	$1.04	$1.12

Note 4.  Stock Option Plan

At September 30, 2012, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan.

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

The following table below is a summary of the stock option activity for the nine months ended September 30, 2012.

	Directors’ Plan		Employees’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	102,000	$21.00	135,500	$19.96
Granted	13,500	18.76	—	—
Exercised	(3,000)	15.00	(14,500)	14.65
Expired	(1,500)	15.00	(13,000)	18.09

Outstanding at September 30, 2012	111,000	$20.97	108,000	$20.90

The intrinsic value of options granted under the Directors’ Plan at September 30, 2012, was $42,900 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2012, was $79,735 for a total intrinsic value at September 30, 2012, of $122,635.

Note 5.  Income Taxes

The income tax topic of the ASC defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2012, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2012 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2009. The Corporation consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6.  Loans

The composition of net loans at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Real Estate:
Land Development and Construction	$11,280	$13,480
Farmland	32,986	35,912
1-4 Family Mortgages	119,297	133,987
Commercial Real Estate	131,906	129,387

Total Real Estate Loans	295,469	312,766

Business Loans:
Commercial and Industrial Loans	50,802	36,581
Farm Production and Other Farm Loans	1,515	1,579

Total Business Loans	52,317	38,160

Consumer Loans:
Credit Cards	976	995
Other Consumer Loans	29,680	37,545

Total Consumer Loans	30,656	38,540

Total Gross Loans	378,442	389,466

Unearned income	(242)	(204)
Allowance for loan losses	(7,449)	(6,681)

Loans, net	$370,751	$382,581

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Real Estate:
Land Development and Construction	$234	$1,134
Farmland	843	641
1-4 Family Mortgages	2,525	1,966
Commercial Real Estate	10,471	6,818

Total Real Estate Loans	14,073	10,559

Business Loans:
Commercial and Industrial Loans	174	284
Farm Production and Other Farm Loans	5	21

Total Business Loans	179	305

Consumer Loans:
Other Consumer Loans	248	435

Total Consumer Loans	248	435

Total Non-Accrual Loans	$14,500	$11,299

An aging analysis of past due loans, segregated by class of loans, as of September 30, 2012, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$77	$—	$77	$11,203	$11,280	$—
Farmland	552	347	899	32,087	32,986	—
1-4 Family Mortgages	4,625	897	5,522	113,775	119,297	49
Commercial Real Estate	3,030	4,672	7,702	124,204	131,906	—

Total Real Estate Loans	8,284	5,916	14,200	281,269	295,469	49

Business Loans:
Commercial and Industrial Loans	420	8	428	50,374	50,802	—
Farm Production and Other Farm Loans	23	—	23	1,492	1,515	—

Total Business Loans	443	8	451	51,866	52,317	—

Consumer Loans:
Credit Cards	51	28	79	897	976	28
Other Consumer Loans	1,300	58	1,358	28,322	29,680	43

Total Consumer Loans	1,351	86	1,437	29,219	30,656	71

Total Loans	$10,078	$6,010	$16,088	$362,354	$378,442	$120

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$30	$562	$592	$12,888	$13,480	$39
Farmland	1,061	139	1,200	34,712	35,912	—
1-4 Family Mortgages	5,774	822	6,596	127,391	133,987	80
Commercial Real Estate	4,941	4,855	9,796	119,591	129,387	109

Total Real Estate Loans	11,806	6,378	18,184	294,582	312,766	228

Business Loans:
Commercial and Industrial Loans	294	99	393	36,188	36,581	—
Farm Production and Other Farm Loans	13	6	19	1,560	1,579	—

Total Business Loans	307	105	412	37,748	38,160	—

Consumer Loans:
Credit Cards	20	17	37	958	995	17
Other Consumer Loans	1,858	252	2,110	35,435	37,545	24

Total Consumer Loans	1,878	269	2,147	36,393	38,540	41

Total Loans	$13,991	$6,752	$20,743	$368,723	$389,466	$269

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

Impaired loans as of September 30, 2012 and December 31, 2011, by class of loans, are as follows (in thousands):

September 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$234	$106	$128	$234	$117	$356
Farmland	843	701	142	843	24	700
1-4 Family Mortgages	2,525	1,732	793	2,525	220	2,472
Commercial Real Estate	10,471	4,846	5,625	10,471	1,326	8,750

Total Real Estate Loans	14,073	7,385	6,688	14,073	1,687	12,278

Business Loans:
Commercial and Industrial Loans	174	76	98	174	57	206
Farm Production and Other Farm Loans	5	5	—	5	—	9

Total Business Loans	179	81	98	179	57	215

Consumer Loans:
Other Consumer Loans	248	248	—	248	—	277

Total Consumer Loans	248	248	—	248	—	277

Total Loans	$14,500	$7,714	$6,786	$14,500	$1,744	$12,770

December 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$1,134	$992	$142	$1,134	$134	$883
Farmland	641	492	149	641	24	588
1-4 Family Mortgages	2,066	1,297	769	2,066	216	1,933
Commercial Real Estate	6,818	5,042	1,776	6,818	736	6,896

Total Real Estate Loans	10,659	7,823	2,836	10,659	1,110	10,300

Business Loans:
Commercial and Industrial Loans	284	163	121	284	57	860
Farm Production and Other Farm Loans	21	21	—	21	—	19

Total Business Loans	305	184	121	305	57	879

Consumer Loans:
Other Consumer Loans	435	430	5	435	—	321

Total Consumer Loans	435	430	5	435	—	321

Total Loans	$11,399	$8,437	$2,962	$11,399	$1,167	$11,500

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2012.

The following table details the amount of gross loans by loan grade and class as of September 30, 2012 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$8,946	$1,906	$428	$—	$—	$11,280
Farmland	28,574	2,797	1,615	—	—	32,986
1-4 Family Mortgages	100,826	5,783	12,688	—	—	119,297
Commercial Real Estate	108,248	6,865	16,793	—	—	131,906

Total Real Estate Loans	246,594	17,351	31,524	—	—	295,469

Business Loans:
Commercial and Industrial Loans	36,686	1,108	675	30	—	38,499
Farm Production and Other Farm Loans	1,433	29	53	—	—	1,515

Total Business Loans	38,119	1,137	728	30	—	40,014

Consumer Loans:
Credit Cards	948	—	28	—	—	976
Other Consumer Loans	40,528	314	1,112	29	—	41,983

Total Consumer Loans	41,476	314	1,140	29	—	42,959

Total Loans	$324,869	$18,802	$33,392	$59	$—	$378,442

The following table details the amount of gross loans by loan grade and class as of December 31, 2011 (in thousands):

Grades	Satisfactory 1, 2, 3,4	Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$9,647	$2,290	$1,481	$—	$62	$13,480
Farmland	31,405	3,043	1,464	—	—	35,912
1-4 Family Mortgages	115,365	5,784	12,811	27	—	133,987
Commercial Real Estate	108,347	7,188	13,852	—	—	129,387

Total Real Estate Loans	264,764	18,305	29,608	27	62	312,766

Business Loans:
Commercial and Industrial Loans	27,970	7,712	863	36	—	36,581
Farm Production and Other Farm Loans	1,481	8	90	—	—	1,579

Total Business Loans	29,451	7,720	953	36	—	38,160

Consumer Loans:
Credit Cards	978	—	17	—	—	995
Other Consumer Loans	35,859	325	1,304	53	4	37,545

Total Consumer Loans	36,837	325	1,321	53	4	38,540

Total Loans	$331,052	$26,350	$31,882	$116	$66	$389,466

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2012:

September 30, 2012	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412
Provision for possible loan losses	1,204,314	15,456	108,691	1,328,461
Chargeoffs	511,610	55,260	200,144	767,014
Recoveries	49,440	50,332	106,801	206,573

Net Chargeoffs	462,170	4,928	93,343	560,441

Ending Balance	$4,918,619	$1,682,995	$847,818	$7,449,432

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,686,862	$57,325	$—	$1,744,187

Loans collectively evaluated for impairment	3,231,757	1,625,670	847,818	5,705,245

Ending Balance, September 30, 2012	$4,918,619	$1,682,995	$847,818	$7,449,432

Activity in the allowance for possible loan losses for the nine months ended September 30, 2011 was as follows:

September 30, 2011
Balance, beginning of period	$6,379,070
Provision for possible loan losses	2,586,707
Chargeoffs	(1,658,080)
Recoveries	96,721

Balance, end of period	$7,404,418

The Corporation’s recorded investment in loans as of September 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2012	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$14,073	$179	$248	$14,500
Loans collectively evaluated for general impairment	281,396	39,835	42,711	363,942

	$295,469	$40,014	$42,959	$378,442

December 31, 2011	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,659	$305	$435	$11,399
Loans collectively evaluated for general impairment	302,107	37,855	38,105	378,067

	$312,766	$38,160	$38,540	$389,466

Note 7.  Recent Accounting Pronouncements

In September 2011, FASB issued an update to ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. This update is effective for annual and interim impairment tests beginning after December 15, 2011, and has not had a significant impact on the Corporation’s financial statements as it related to disclosures made herein.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
Obligations of U. S. Government Agencies	$—	$230,111,488	$—	$230,111,488
Mortgage-backed Securities	—	42,787,673	—	42,787,673
State, county and municipal obligations	—	118,719,401	—	118,719,401
Other investments	—	—	2,849,684	2,849,684

Total	$—	$391,618,562	$2,849,684	$394,468,246

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$234,938,488	$—	$234,938,488
Mortgage-backed Securities	—	35,117,858	—	35,117,858
State, county and municipal obligations	—	102,422,164	—	102,422,164
Other investments	—	—	2,029,295	2,029,295

Total	$—	$372,478,510	$2,029,295	$374,507,805

The following table reports the activity for 2012 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2012	$2,029,295
Unrealized gains included in other comprehensive income	820,389

Balance at September 30, 2012	$2,849,684

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2012 that were still held in the balance sheet at September 30, 2012, the following table provides the hierarchy level and the fair value of the related assets:

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

Impaired loans with a carrying value of $4,828,328 and $682,517 had an allocated allowance for loan losses of $728,176 and $176,932 at September 30, 2012 and December 31, 2011, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2012, and recorded at fair value, less costs to sell, was $1,432,658, of which $200,983 was acquired and sold during this period. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2011 and recorded at fair value, less costs to sell, was $2,503,659. Additional writedowns during 2011 on OREO acquired in previous years was $216,000 on 10 properties valued at $553,243.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2012, and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$20,130,091	$20,130,091	$35,407,715	$35,407,715
Interest bearing deposits with banks	2,151,946	2,151,946	3,990,521	3,990,521
Securities available-for-sale	398,200,446	398,200,446	374,507,805	374,507,805
Net loans	370,750,748	371,139,705	382,580,529	382,174,094

Financial liabilities
Deposits	$617,022,279	$617,282,935	$572,338,135	$572,388,706
Federal Home Loan Bank advances	68,500,000	71,353,147	68,500,000	71,950,022
Securities Sold under agreement to repurchase	61,357,699	61,357,699	120,220,433	120,220,433

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2012, was 41.19% and at December 31, 2011, was 29.32%. Liquidity increased due to the amount of investment securities that were called and not reinvested at September 30, 2012. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $617,022,279 at September 30, 2012, and $572,338,135 at December 31, 2011. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $398,200,446 invested in investment securities at September 30, 2012, and $374,507,805 at December 31, 2011. The Corporation also had $2,151,946 in interest bearing deposits at other banks at September 30, 2012 and $3,990,521 at December 31, 2011. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at September 30, 2012 and December 31, 2011. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2012, the Corporation had unused and available $98,586,193 of its line of credit with the FHLB and at December 31, 2011, the Corporation had unused and available $126,473,758 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2011 to September 30, 2012, was the result of a reduction in the amount of loans eligible for the collateral pool. The Corporation had $4,700,000 in federal funds purchased as of September 30, 2012 and no federal funds purchased at December 31, 2011. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $88,400,812 at September 30, 2012, as compared to $86,079,217 at December 31, 2011. The reason for the increase in stockholders’ equity was net earnings in excess of dividends paid and the increase in the investment securities market value adjustment due to an increase in the market value of the Corporation’s investment portfolio. This market value increase was due to general market conditions, specifically the increase in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Cash dividends in the amount of $3,206,771, or $0.66 per share, have been paid in 2012 as of the end of the third quarter 2012.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2012, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Capital	$86,657,385	18.24%	$38,001,783	>8.00%	$47,502,229	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	80,700,944	16.99%	19,000,892	>4.00%	28,501,337	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	80,700,944	9.55%	33,805,760	>4.00%	42,257,201	>5.00%
(to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income, including fees	$8,275,350	$9,423,068	$26,177,508	$28,212,191
Interest Expense	1,397,066	1,590,197	4,364,908	5,039,518

Net Interest Income	6,878,284	7,832,871	21,812,600	23,172,673
Provision for Loan Losses	462,684	1,659,873	1,328,461	2,586,707

Net Interest Income after
Provision for Loan Losses	6,415,600	6,172,998	20,484,139	20,585,966
Other Income	1,840,565	2,446,812	5,087,320	5,547,673
Other Expense	6,272,876	6,699,927	19,357,144	19,346,247

Income Before Provision For Income Taxes	1,983,289	1,919,883	6,214,315	6,787,392
Provision for Income Taxes	354,247	297,525	1,170,509	1,355,876

Net Income	$1,629,042	$1,622,358	$5,043,806	$5,431,516

Net Income Per share - Basic	$0.34	$0.33	$1.04	$1.12

Net Income Per Share-Diluted	$0.33	$0.33	$1.04	$1.12

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.38% for the three months ended September 30, 2012, and 7.68% for the corresponding period in 2011. This decrease in ROE was caused by an increase in average equity greater than the increase in net income. For the nine months ended September 30, 2012, ROE was 7.62% compared to 8.93% for the nine months ended September 30, 2011. This decrease in ROE was caused by an increase in average equity along with a decrease in net income.

The book value per share increased to $18.18 at September 30, 2012, compared to $17.77 at December 31, 2011. The increase in book value per share reflects the increase in other comprehensive income due to the increase in fair value of the Corporation’s investment securities and by the amount of earnings in excess of dividends. Average assets for the nine months ended September 30, 2012, were $839,212,412 compared to $829,177,021 for the year ended December 31, 2011.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.74% for the third quarter of 2012 compared to 4.31% for the corresponding period of 2011. For the nine months ended September 30, 2012, annualized net interest margin was 4.00% compared to 4.28% for the nine months ended September 30, 2011. The decrease in net interest margin from 2011 to 2012 is the result of a decrease in yields on earning assets compared to the decrease in rates paid on deposits and borrowed funds, offset partially by an increase in average earning assets, as detailed below. Earning assets averaged $779,029,468 for the three months ended September 30, 2012. This represents an increase of $18,232,009, or 2.4%, over average earning assets of $760,797,459 for the three month period ended September 30, 2011. Earning assets averaged $770,242,980 for the nine months ended September 30, 2012. This represents an increase of $17,636,353, or 2.3% over average earning assets of $752,606,627 for the nine months ended September 30, 2011. The increase in earning assets for the three and nine months ended September 30, 2012, is the result of an increase in investment securities offset partially by a decrease in loans due to the declining loan demand due to current local, national and international economic conditions.

Interest bearing deposits averaged $508,966,402 for the three months ended September 30, 2012. This represents an increase of $53,288,447, or 11.7%, from the average of interest bearing deposits of $455,677,955 for the three-month period ended September 30, 2011. This was due, in large part, to an increase in certificates of deposit and interest-bearing NOW and money market accounts.

Other borrowed funds averaged $132,036,841 for the three months ended September 30, 2012. This represents a decrease of $58,652,220, or 30.8%, over the other borrowed funds of $190,689,061 for the three-month period ended September 30, 2011. This decrease in other borrowed funds was due to a $49,253,893 decrease in the Commercial Repo Liability, a $7,923 increase in the Agribusiness Enterprise Loan Liability, a $3,724,185 increase in Federal Funds Purchased and a decrease in the FHLB advances of $13,130,435 for the three-month period ended September 30, 2012, when compared to the three-month period ended September 30, 2011.

Interest bearing deposits averaged $478,826,876 for the nine months ended September 30, 2012. This represents an increase of $34,349,553, or 7.7%, from the average of interest bearing deposits of $444,477,323 for the nine-month period ended September 30, 2011.

Other borrowed funds averaged $159,706,569 for the nine months ended September 30, 2012. This represents a decrease of $40,894,186, or 20.4%, over the other borrowed funds of $200,600,755 for the nine-month period ended September 30, 2011. This decrease in other borrowed funds was due to a $28,616,757 decrease in the Commercial Repo Liability, a $67,995 decrease in the Agribusiness Enterprise Loan Liability, a $1,127,744 increase in Federal Funds Purchased and a decrease in the FHLB advances of $13,337,178 for the nine-month period ended September 30, 2012, when compared to the nine-month period ended September 30, 2011.

Net interest income was $6,878,284 for the three-month period ended September 30, 2012, a decrease of $954,587 from $7,832,871 for the three-month period ended September 30, 2011, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended September 30, 2012, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2011. The yield on all interest bearing assets decreased 68 basis points to 4.47% in the third quarter of 2012 from 5.15% for the same period in 2011. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2012 decreased by 12 basis points to 0.87% from 0.99% in the same period of 2011. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $21,812,600 for the nine months ended September 30, 2012, a decrease of $1,360,073 from the $23,172,673 for the nine-months ended September 30, 2011, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the nine-month period ended September 30, 2012, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period of 2011. The yield on all interest bearing assets decreased 41 basis points to 4.76% in the first nine months of 2012 from 5.17% for the same period in 2011. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2012 decreased 13 basis points to 0.91% from 1.04% in the same period in 2011. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Fees	$5,633,206	$6,306,980	$17,643,633	$19,254,589
Average Loans	378,253,471	406,037,412	385,259,136	412,278,737
Annualized Yield	5.96%	6.21%	6.11%	6.23%

The decrease in interest rates in the nine-month period ended September 30, 2012, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2012	Year Ended December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$378,442,225	$389,466,242	$(11,024,017)	-2.83%
Allowance for Loan Losses	7,449,432	6,681,412	768,020	11.49%
Nonaccrual Loans	14,500,317	11,299,060	3,201,257	28.33%
Ratios:
Allowance for loan losses to gross loans	1.97%	1.72%
Net loans charged off to allowance for loan losses	7.52%	40.31%

The provision for loan losses for the three months ended September 30, 2012, was $462,684, a decrease of $1,197,189 from the $1,659,873 provision for the same period in 2011. The provision for loan losses was $1,328,461 for the nine month period ended September 30, 2012, compared to a provision of $2,586,707 for the nine months ended September 30, 2011. The decrease in our loan loss provisions for the three and nine month periods is a result of a decrease in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received in excess of the amount of new loans being added to the list.

For the three months ended September 30, 2012, net loan losses charged to the allowance for loan losses totaled $223,969, a decrease of $391,088 from the $615,057 charged off in the same period in 2011. For the nine months ended September 30, 2012, net loan losses charged to the allowance for loan losses totaled $560,441, a decrease of $1,000,918 from the $1,561,359 charged off in the same period in 2011. This decrease was due to an overall decrease in the number of charge offs in 2012 when compared to the same period in 2011 and not the result of any one loan segment.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2012 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2012, was $1,840,565, a decrease of $606,247, or 24.8%, from the same period in 2011. Service charges on deposit accounts decreased by $33,329, or 3.3%, to $966,149 in the three months ended September 30, 2012, compared to $999,478 for the same period in 2011. Other service charges and fees increased by $35,272, or 7.4%, in the three months ended September 30, 2012, compared to the same period in 2011. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

Other income for the nine months ended September 30, 2012, was $5,087,320, a decrease of $460,353, or 8.3%, from the same period in 2011. Service charges on deposit accounts decreased by $18,142, or 0.7%, to $2,711,719 in the nine months ended September 30, 2012, compared to $2,729,861 for the same period in 2011. Other service charges and fees increased by $35,272, or 2.7%, in the nine months ended September 30, 2012, compared to the same period in 2011. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Income	2012	2011	2012	2011
BOLI Insurance	$120,000	$135,544	$360,000	$372,853
Mortgage Loan Origination Income	124,302	89,232	341,314	257,725
Income from Security Sales, net	5,972	636,542	43,725	642,331
Other Income	114,699	111,845	255,050	241,599

Total Other Income	$364,973	$973,163	$1,000,089	$1,514,508

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended September 30, 2012 and 2011 were $6,272,876 and $6,699,927, respectively, a decrease of $427,051, or 6.4%, from 2011 to 2012. Salaries and benefits decreased to $3,414,811 for the three months ended September 30, 2012, from $3,518,464 for the same period in 2011. This represents a decrease of $103,653, or 2.9%. This decrease was the result of decreases in the cost of employee benefits paid by the Corporation and a reduction in the number of employees. Occupancy expense increased by $66,804, or 6.2%, to $1,147,917 for the three months ended September 30, 2012, when compared to the same period of 2011. This increase is due in part to an increase in office and equipment rental and service costs. Other operating expenses decreased by $390,202 from 2011 to 2012. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the nine-month period ended September 30, 2012 and 2011 were $19,357,144 and $19,346,247, respectively, an increase of $10,897, or 0.1%, from 2011 to 2012. Salaries and benefits decreased to $10,448,471 for the nine months ended September 30, 2012, from $10,562,176 for the same period in 2011. This represents a decrease of $113,705, or 1.1%. This decrease was the result of a reduction in the number of employees. Occupancy expense increased $88,480, or 2.8%, to $3,277,082 in the nine months ended September 30, 2012 when compared to the same period in 2011. Other operating expenses increased by $36,122 from 2011 to 2012. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2012	2011	2012	2011
Intangible Amortization	$—	$46,173	$76,955	$138,518
Advertising	147,144	212,313	480,798	563,975
Office Supplies	114,656	100,325	323,364	403,575
Legal and Audit Fees	120,751	105,956	347,530	343,116
Telephone expense	110,353	103,245	322,019	317,397
Postage and Freight	98,489	82,618	328,522	275,492
Loan Collection Expense	81,878	247,794	311,376	289,845
Other Losses	4,104	10,126	33,502	21,628
FDIC and State Assessment	320,416	310,458	948,832	843,328
Debit Card/ATM expense	210,180	166,747	607,764	552,108
Travel and Convention	35,968	57,870	141,179	196,649
Other expenses	466,209	656,725	1,709,750	1,649,838

Total Other Expense	$1,710,148	$2,100,350	$5,631,591	$5,595,469

The Corporation’s efficiency ratio for the three months ended September 30, 2012, was 71.53% compared to the 63.22% for the same period in 2011. For the nine months ended September 30, 2012 and 2011, the Corporation’s efficiency ratio was 70.16% and 65.20%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2012	December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$20,130,091	$35,407,715	$(15,277,624)	-43.15%
Interest Bearing deposits with Other Banks	2,151,946	3,990,521	(1,838,575)	-46.07%
Investment Securities	398,200,446	374,507,805	23,692,641	6.33%
Loans, net	370,750,748	382,580,529	(11,829,781)	-3.09%
Total Assets	847,897,471	853,945,454	(6,047,983)	-0.71%

Total Deposits	617,022,279	572,338,135	44,684,144	7.81%

Total Stockholders’ Equity	88,400,812	86,079,217	2,321,595	2.70%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks, interest bearing deposits with other banks and items in process of collection. The balance at September 30, 2012, was $22,282,037, a decrease of $17,116,199 from the balance of $39,398,236 at December 31, 2011, due to an decrease in the balances at correspondent banks due to an increase in the amount of the month ending cash letter and by a decrease in the balances of interest bearing deposits with other banks.

PREMISES AND EQUIPMENT

During the period ended September 30, 2012, premises and equipment decreased by $787,812, or 3.9%, to $19,490,631 when compared to $20,278,443 at December 31, 2011. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio consists of United States agency debentures, mortgage-backed securities, obligations of states, counties and municipal governments and FHLB stock and FNBB stock. Investments at September 30, 2012, increased $23,692,641, or 6.3%, to $398,200,446 from $374,507,805 at December 31, 2011. This increase is due to the investment of excess liquidity not needed to fund loans during the reporting period.

LOANS

The loan balance decreased by $11,829,781 during the nine months ended September 30, 2012, to $370,750,748 from $382,580,529 at December 31, 2011. Loan demand, especially in the commercial and industrial loan and consumer categories, was weak during the first nine months of 2012. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2012	December 31, 2011	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$107,337,450	$116,894,676	$(9,557,226)	-8.18%
Interest-Bearing Deposits	211,875,266	172,585,498	39,289,768	22.77%
Savings Deposits	46,051,865	41,876,977	4,174,888	9.97%
Certificates of Deposit	251,757,698	240,980,984	10,776,714	4.47%

Total Deposits	$617,022,279	$572,338,135	$44,684,144	7.81%

Interest-bearing deposits, certificates of deposit and savings increased while noninterest-bearing deposits decreased during the nine months ended September 30, 2012. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2012, the Corporation had $7.449 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 7, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and 2011 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.