Form 10-K
period 2012-12-31
CITIZENS HOLDING CO /MS/
filed 2013-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $74,085,446 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2012).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2013
Common stock, $.20 par value	4,861,614 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 13, 2013.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not own any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2012, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $880,513,710 and total deposits of $644,206,606. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 55.6% of gross revenues in 2012, 58.0% in 2011 and 62.2% in 2010. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Winston and Kemper counties and contiguous counties. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast. In 2011, the Company opened a branch in Flowood, Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s twelve county market is mainly rural, with Hattiesburg, population 50,233, and Meridian, population 38,314, being the largest cities. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 2,400 people within the Company’s market.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction and commercial real estate loans. At December 31, 2012, approximately 79.3% of the Company’s loan portfolio has been attributed to real estate lending. Another 12.7% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 8.0% of the total loan portfolio.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 51, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 61, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and

Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2012, the Bank employed 232 full-time employees and 35 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2012, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 18.22%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.96%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2012 was 9.58%.

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

On June 7, 2012, the FRB, the FDIC and the OCC published a set of three regulatory proposals applicable to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and thrift holding companies. The proposed rules would revise the federal banking agencies’ current minimum risk-based and leverage capital ratio requirements, among other ways, to introduce new calculation methods for the “standardized” risk-based denominator; adopt a minimum common equity risk-based capital requirement and regulatory capital buffers above the minimum risk-based capital requirements; and more generally restructure the agencies’ capital rules into a harmonized, integrated regulatory framework.

Management believes that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2012 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2012, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,450,853, or 76.5% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2012, the maximum amount available for transfer from the Bank in the form of loans was $8,688,577, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2012, the Company’s market share in its market area was approximately 8.6%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Due to concerns regarding the federal debt ceiling, one credit rating agency has downgraded the credit rating of the federal government, and others may as well, which could result in increased interest rates generally. For the reasons set forth above, an increase in interest rates generally as a result of such a credit rating downgrade could adversely affect out net interest income levels, thereby resulting in reduced earnings, and reduce loan demand. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as United States Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on the Company’s financial condition and results of operations.

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

As of December 31, 2012, approximately 60.8% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In 2012, the economic downturn that began in 2007 continued to adversely affect our business. Although the economic conditions did not create new types of risks, the Company believes it is useful to highlight some of the key events to illustrate how events beyond its control can adversely affect the Company.

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

Some of the significant actual and potential impacts of those events on one or more of the Company’s businesses include:

•	pressures on our liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in our ability to create gains on sale of mortgage loans we originate;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry;

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that continued low interest rates will compress our net interest margin; and

•

the possibility that, in 2013, adjustable rate HELOC loans that are tied to low prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for the Company.

The capital and credit markets have been experiencing volatility and disruption during the last four years. Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly. Consumer confidence remains low, unemployment remains high at 7.8% for February 2013, and the housing market remains an important downside risk, with prices expected to remain low through much of 2013. Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2013. Furthermore, record levels of monetary and fiscal stimulus since 2010 have failed to produce the expected level of economic growth. The Company does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future. The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable. Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets. If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both. A further weakened economy could affect the Company in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations. It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how the Company’s business would be affected and whether the Company would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the U.S. economy could have a material adverse effect on the Company’s financial condition and results of operations.

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

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, it cannot assure that such violations will be prevented. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note 16, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which the Company and the Bank operate.

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

A major portion of the Bank’s net income comes from its interest rate spread, which is the difference between the interest rates paid by the Bank on amounts used to fund assets and the interest rates and fees the Bank receives on its interest-earning assets. The Bank’s interest-earning assets include outstanding loans extended to its customers and securities held in its investment portfolio. The Bank funds assets using deposits and other borrowings. The Company’s goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and the Bank currently maintain approximately 18.7% of deposits as non-interest bearing.

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

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Supervision and Regulation – Capital Standards”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require the Company to reduce business levels or to raise capital, including in ways that may adversely affect the Company’s results of operations or financial condition.

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, 2011 and 2010—Selected Financial Data” in the 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, 2011 and 2010” in the 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2012 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2013, relating to its 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2013, relating to its 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2013, relating to its 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plan as of December 31, 2012.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	219,000	$20.94	4,200

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	219,000	$20.94	4,200

(1)	The 1999 Directors’ Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2013, relating to its 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 4, Appointment of HORNE LLP as our Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 21, 2013, relating to its 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2010, 2011 and 2012, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Position

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		4	Rights Agreement between Citizens Holding Company - and The Citizens Bank of Philadelphia, Mississippi	*

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(f)	Supplemental Executive Retirement Plan	****†

		13	2012 Annual Report to Shareholders

		14	Code of Ethics	*****

		21	Subsidiaries of Registrant

		23	Consent of Independent Registered Public Accounting Firm

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		32.1	Section 1350 Certification of Chief Executive Officer

		32.2	Section 1350 Certification of Chief Financial Officer

		101	XBRL Exhibits

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

CITIZENS HOLDING COMPANY

Date: March 8, 2013	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg L. McKee	Director, President and Chief Executive Officer	March 8, 2013
Greg L. McKee	(Principal Executive Officer)

/s/ Robert T. Smith	Treasurer, Chief Financial Officer	March 8, 2013
Robert T. Smith	(Principal Financial & Accounting Officer)

/s/ Craig Dungan	Director	March 8, 2013
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 8, 2013
Don L. Fulton

/s/ Donald L. Kilgore	Director	March 8, 2013
Donald L. Kilgore

/s/ David A. King	Director	March 8, 2013
David A. King

/s/ Herbert A. King	Chairman of the Board	March 8, 2013
Herbert A. King

/s/ Adam Mars	Director	March 8, 2013
Adam Mars

/s/ David P. Webb	Director	March 8, 2013
David P. Webb

/s/ A. T. Williams	Director	March 8, 2013
A.T. Williams

/s/ Terrell E. Winstead	Director	March 8, 2013
Terrell E. Winstead

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2012 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits