Form 10-Q
period 2013-03-31
CITIZENS HOLDING CO /MS/
filed 2013-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2013:

Title	Outstanding
Common Stock, $0.20 par value	4,868,614

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$30,334,781	$21,561,288
Interest bearing deposits with other banks	57,280,471	16,228,747
Investment securities available for sale, at fair value	382,868,109	420,907,815
Loans, net of allowance for loan losses of $6,834,575 in 2013 and $6,954,269 in 2012	363,560,970	361,936,495
Premises and equipment, net	19,193,227	19,425,292
Other real estate owned, net	4,688,832	4,682,255
Accrued interest receivable	4,451,829	4,665,868
Cash value of life insurance	21,358,748	21,191,930
Intangible assets, net	3,149,657	3,149,657
Other assets	7,750,245	7,090,551

TOTAL ASSETS	$894,636,869	$880,839,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$120,186,091	$119,946,574
Interest-bearing NOW and money market accounts	247,218,296	228,111,275
Savings deposits	49,381,863	46,240,652
Certificates of deposit	242,306,054	248,250,837

Total deposits	659,092,304	642,549,338
Securities sold under agreement to repurchase	71,484,028	73,306,765
Federal Home Loan Bank advances	68,500,000	68,500,000
Accrued interest payable	261,487	321,472
Deferred compensation payable	6,116,793	5,917,662
Other liabilities	1,278,534	1,375,831

Total liabilities	806,733,146	791,971,068
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,868,411 shares outstanding at March 31, 2013 and 4,861,411 shares outstanding at December 31, 2012	973,682	972,282
Additional paid-in capital	3,723,917	3,620,967
Retained earnings	80,271,385	79,928,035
Accumulated other comprehensive income, net of applicable taxes of $1,680,555 in 2013 and $2,5863,40 in 2012	2,934,739	4,347,546

Total stockholders’ equity	87,903,723	88,868,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$894,636,869	$880,839,898

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
INTEREST INCOME
Loan income, including fees	$5,199,181	$5,972,237
Investment securities	2,770,766	2,917,395
Other interest	17,700	9,358

Total interest income	7,987,647	8,898,990
INTEREST EXPENSE
Deposits	520,143	724,706
Other borrowed funds	712,083	785,883

Total interest expense	1,232,226	1,510,589

NET INTEREST INCOME	6,755,421	7,388,401
PROVISION FOR LOAN LOSSES	174,509	535,680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,580,912	6,852,721
OTHER INCOME
Service charges on deposit accounts	890,857	847,650
Other service charges and fees	452,927	428,596
Other income	337,207	333,353

Total other income	1,680,991	1,609,599
OTHER EXPENSES
Salaries and employee benefits	3,306,170	3,559,704
Occupancy expense	1,112,511	1,031,309
Other operating expense	2,138,483	1,819,254

Total other expenses	6,557,164	6,410,267

INCOME BEFORE PROVISION FOR INCOME TAXES	1,704,739	2,052,053
PROVISION FOR INCOME TAXES	290,293	388,887

NET INCOME	$1,414,446	$1,663,166

NET INCOME PER SHARE
-Basic	$0.29	$0.34

-Diluted	$0.29	$0.34

DIVIDENDS PAID PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Net income	$1,414,446	$1,663,166
Other comprehensive income, net of tax
Unrealized holding losses	(2,253,281)	(2,744,528)
Income tax effect	840,474	1,027,701

	(1,412,807)	(1,716,827)
Reclassification adjustment for gains included in net income	—	(39,394)
Income tax effect	—	10,702

	—	(28,692)

Total other comprehensive loss	(1,412,807)	(1,745,519)

Comprehensive income (loss)	$1,639	$(82,353)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$2,450,945	$2,521,543
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	59,512,178	77,616,772
Purchases of investment securities available for sale	(24,039,375)	(89,927,212)
Purchases of bank premises and equipment	(46,453)	(11,529)
Increase in interest bearing deposits with other banks	(41,051,724)	(2,009,517)
Proceeds from sale of other real estate acquired by foreclosure	527,780	567,800
Net (increase) decrease in loans	(2,333,341)	4,304,195

Net cash used by investing activities	(7,430,935)	(9,459,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,542,965	11,336,367
Net change in securities sold under agreement to repurchase	(1,822,737)	(39,864,779)
Proceeds from exercising stock options	104,350	153,675
Increase in Federal Home Loan Bank advances	—	10,000,000
Increase in federal funds purchased	—	11,200,000
Payment of dividends	(1,071,095)	(1,067,970)

Net cash provided (used) by financing activities	13,753,483	(8,242,707)

Net increase (decrease) in cash and due from banks	8,773,493	(15,180,655)
Cash and due from banks, beginning of period	21,561,288	35,407,715

Cash and due from banks, end of period	$30,334,781	$20,227,060

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2013

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2013, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2013, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $33,218,063 compared to an aggregate unused balance of $37,703,387 at December 31, 2012. There were $2,892,830 of letters of credit outstanding at March 31, 2013 and $3,113,225 at December 31, 2012. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Earnings per share was computed as follows:

	For the Three Months
	Ended March 31,
	2013	2012
Basic weighted average shares outstanding	4,866,933	4,849,164
Dilutive effect of granted options	5,429	9,452

Diluted weighted average shares outstanding	4,872,362	4,858,616

Net income	$1,414,446	$1,663,166
Net income per share-basic	$0.29	$0.34
Net income per share-diluted	$0.29	$0.34

Note 4. Stock Option Plan

At March 31, 2013, the Corporation had one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan.

The following table below is a summary of the stock option activity for the three months ended March 31, 2013.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	111,000	$20.97	108,000	$20.90
Granted	—	—	—	—
Exercised	—	—	(7,000)	14.91
Expired	—	—	(13,000)	16.26

Outstanding at March 31, 2013	111,000	$20.97	88,000	$22.06

The intrinsic value of options granted under the Directors’ Plan at March 31, 2013, was $61,050 and the intrinsic value of options granted under the Employees’ Plan at March 31, 2013, was $2,700 for a total intrinsic value at March 31, 2013, of $63,750.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2013, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2013 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2009. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)
Real Estate:
Land Development and Construction	$14,993	$12,755
Farmland	32,309	31,663
1-4 Family Mortgages	109,392	115,837
Commercial Real Estate	140,770	132,495

Total Real Estate Loans	297,464	292,750
Business Loans:
Commercial and Industrial Loans	44,436	45,564
Farm Production and Other Farm Loans	1,451	1,433

Total Business Loans	45,887	46,997
Consumer Loans:
Credit Cards	970	1,050
Other Consumer Loans	26,447	28,341

Total Consumer Loans	27,417	29,391

Total Gross Loans	370,768	369,138
Unearned income	(372)	(248)
Allowance for loan losses	(6,835)	(6,954)

Loans, net	$363,561	$361,936

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Real Estate:
Land Development and Construction	$193	$142
Farmland	751	1,087
1-4 Family Mortgages	2,278	2,356
Commercial Real Estate	9,455	10,175

Total Real Estate Loans	12,677	13,760
Business Loans:
Commercial and Industrial Loans	2,575	167
Farm Production and Other Farm Loans	2	3

Total Business Loans	2,577	170
Consumer Loans:
Other Consumer Loans	183	212

Total Consumer Loans	183	212

Total Non-Accrual Loans	$15,437	$14,142

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2013, was as follows (in thousands):

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$41	$37	$78	$14,915	$14,993	$—
Farmland	307	697	1,004	31,305	32,309	—
1-4 Family Mortgages	3,717	488	4,205	105,187	109,392	17
Commercial Real Estate	1,394	4,892	6,286	134,484	140,770	—

Total Real Estate Loans	5,459	6,114	11,573	285,891	297,464	17
Business Loans:
Commercial and Industrial Loans	408	20	428	44,008	44,436	—
Farm Production and Other Farm Loans	6	—	6	1,445	1,451	—

Total Business Loans	414	20	434	45,453	45,887	—
Consumer Loans:
Credit Cards	16	15	31	939	970	15
Other Consumer Loans	832	118	950	25,497	26,447	26

Total Consumer Loans	848	133	981	26,436	27,417	41

Total Loans	$6,721	$6,267	$12,988	$357,780	$370,768	$58

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2012 was as follows (in thousands):

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$2,588	$—	$2,588	$10,167	$12,755	$—
Farmland	786	589	1,375	30,288	31,663	—
1-4 Family Mortgages	8,139	623	8,762	107,075	115,837	32
Commercial Real Estate	3,033	5,013	8,046	124,449	132,495	544

Total Real Estate Loans	14,546	6,225	20,771	271,979	292,750	576

Business Loans:
Commercial and Industrial Loans	3,070	9	3,079	42,485	45,564	—
Farm Production and other Farm Loans	2	—	2	1,431	1,433	—

Total Business Loans	3,072	9	3,081	43,916	46,997	—

Consumer Loans:
Credit Cards	40	30	70	980	1,050	30
Other Consumer Loans	1,711	57	1,768	26,573	28,341	3

Total Consumer Loans	1,751	87	1,838	27,553	29,391	33

Total Loans	$19,369	$6,321	$25,690	$343,448	$369,138	$609

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

Impaired loans as of March 31, 2013 and December 31, 2012, by class of loans, are as follows (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
March 31, 2013	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Recorded Investment
Real Estate:
Land Development and Construction	$193	$74	$119	$193	$117	$664
Farmland	751	376	375	751	61	696
1-4 Family Mortgages	2,278	1,548	730	2,278	227	2,172
Commercial Real Estate	9,455	1,083	8,372	9,455	916	8,136

Total Real Estate Loans	12,677	3,082	9,596	12,677	1,321	11,668
Business Loans:
Commercial and Industrial Loans	2,575	2,489	86	2,575	55	1,430
Farm Production and Other Farm Loans	2	2	—	2	—	12

Total Business Loans	2,577	2,491	86	2,577	55	1,442
Consumer Loans:
Other Consumer Loans	183	183	—	183	—	309

Total Consumer Loans	183	183	—	183	—	309

Total Loans	$15,437	$5,755	$9,682	$15,437	$1,376	$13,419

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
December 31, 2012	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Recorded Investment
Real Estate:
Land Development and Construction	$142	$18	$124	$142	$117	$638
Farmland	1,087	947	140	1,087	24	864
1-4 Family Mortgages	2,356	1,740	616	2,356	186	2,211
Commercial Real Estate	10,175	5,954	4,221	10,175	711	8,496

Total Real Estate Loans	13,760	8,659	5,101	13,760	1,038	12,209

Business Loans:
Commercial and Industrial Loans	167	76	91	167	55	226
Farm Production and other Farm Loans	3	3	—	3	—	12

Total Business Loans	170	79	91	170	55	238

Consumer Loans:
Other Consumer Loans	212	212	—	212	—	323

Total Consumer Loans	212	212	—	212	—	323

Total Loans	$14,142	$8,950	$5,192	$14,142	$1,093	$12,770

The following table presents troubled debt restructurings segregated by class (in thousands, except number of loans):

March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,573

Total	4	$6,850	$5,573

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,602

Total	4	$6,850	$5,602

Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2013	4	$5,602
Reductions due to:
Principal paydowns		29

Total at March 31, 2013	4	$5,573

The allocated allowance for loan losses attributable to restructured loans was $194 thousand at March 31, 2013 and $43 thousand at December 31, 2012. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of March 31, 2013.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2013.

The following table details the amount of gross loans by loan grade and class as of March 31, 2013 (in thousands):

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$12,666	$2,003	$324	$—	$—	$14,993
Farmland	27,667	2,737	1,905	—	—	32,309
1-4 Family Mortgages	91,073	5,853	12,466	—	—	109,392
Commercial Real Estate	117,319	7,027	16,424	—	—	140,770

Total Real Estate Loans	248,725	17,620	31,119	—	—	297,464
Business Loans:
Commercial and Industrial Loans	41,018	415	2,976	27	—	44,436
Farm Production and Other Farm Loans	1,423	23	5	—	—	1,451

Total Business Loans	42,441	438	2,981	27	—	45,887
Consumer Loans:
Credit Cards	968	—	2	—	—	970
Other Consumer Loans	25,244	298	877	27	1	26,447

Total Consumer Loans	26,212	298	879	27	1	27,417

Total Loans	$317,378	$18,356	$34,979	$54	$1	$370,768

The following table details the amount of gross loans by loan grade and class as of December 31, 2012 (in thousands):

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$10,596	$1,890	$269	$—	$—	$12,755
Farmland	27,069	2,701	1,893	—	—	31,663
1-4 Family Mortgages	97,630	6,177	12,030	—	—	115,837
Commercial Real Estate	108,914	6,728	16,853	—	—	132,495

Total Real Estate Loans	244,209	17,496	31,045	—	—	292,750

Business Loans:
Commercial and Industrial Loans	41,449	3,486	601	28	—	45,564
Farm Production and other Farm Loans	1,358	26	49	—	—	1,433

Total Business Loans	42,807	3,512	650	28	—	46,997

Consumer Loans:
Credit Cards	1,020	—	30	—	—	1,050
Other Consumer Loans	26,995	287	1,029	28	2	28,341

Total Consumer Loans	28,015	287	1,059	28	2	29,391

Total Loans	$315,031	$21,295	$32,754	$56	$2	$369,138

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2013:

	Real	Business
March 31, 2013	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	742,220	(537,313)	(30,398)	174,509
Chargeoffs	276,473	1,404	60,136	338,013
Recoveries	14,520	7,126	22,164	43,810

Net Chargeoffs	261,953	(5,722)	37,972	294,203

Ending Balance	$5,109,826	$1,023,107	$701,642	$6,834,575

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,321,099	$54,706	$—	$1,375,805
Loans collectively evaluated for impairment	3,788,727	968,401	701,642	5,458,770

Ending Balance, March 31, 2013	$5,109,826	$1,023,107	$701,642	$6,834,575

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2012:

	Real	Business
March 31, 2012	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412
Provision for possible loan losses	595,451	(91,670)	31,899	535,680
Chargeoffs	125,200	15,263	68,382	208,845
Recoveries	6,672	22,395	35,031	64,098

Net Chargeoffs	118,528	(7,132)	33,351	144,747

Ending Balance	$4,653,398	$1,587,929	$831,018	$7,072,345

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,395,716	$7,325	$—	$1,453,041
Loans collectively evaluated for impairment	3,257,682	1,530,604	831,018	5,619,304

Ending Balance, March 31, 2012	$4,653,398	$1,587,929	$831,018	$7,072,345

The Corporation’s recorded investment in loans as of March 31, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2013	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$12,677	$2,577	$183	$15,437
Loans collectively evaluated for general impairment	284,787	43,310	27,233	355,331

	$297,464	$45,887	$27,416	$370,768

	Real	Business
December 31, 2012	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$13,760	$170	$212	$14,142
Loans collectively evaluated for general impairment	278,990	46,827	29,179	354,996

	$292,750	$46,997	$29,391	$369,138

Note 7. Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued an update to ASC 220, “Comprehensive Income,” (“ASC 220”) that requires a reporting entity to disclose information about reclassification adjustments from accumulated other comprehensive income in their financial statements on the face of the financial statement that presents comprehensive income or as a separate disclosure in the footnotes of the financial statements. This update to ASC 220 is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the update will impact disclosures only and is not expected to have a material impact on the financial position or results of operations of the Company.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
Obligations of U. S. Government Agencies	$—	$237,029,878	$—	$237,029,878
Mortgage-backed Securities	—	34,395,432	—	34,395,432
State, county and municipal obligations	—	108,637,110	—	108,637,110
Other investments	—	—	2,805,689	2,805,689

Total	$—	$380,062,420	$2,805,689	$382,868,109

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
Obligations of U. S. Government Agencies	$—	$269,110,901	$—	$269,110,901
Mortgage-backed Securities	—	38,421,301	—	38,421,301
State, county and municipal obligations	—	110,569,360	—	110,569,360
Other investments	—	—	2,806,253	2,806,253

Total	$—	$418,101,562	$2,806,253	$420,907,815

The following table reports the activity for 2013 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2013	$2,806,253
Unrealized losses included in other comprehensive income	(564)

Balance at March 31, 2013	$2,805,689

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2013 that were still held in the balance sheet at March 31, 2013, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$8,305,932	$8,305,932
Other real estate owned	—	—	1,563,957	1,563,957

Total	$—	$—	$9,869,889	$9,869,889

For assets measured at fair value on a nonrecurring basis during 2012 that were still held in the balance sheet at December 31, 2012, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Totals
	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$4,099,031	$4,099,031
Other real estate owned	—	—	2,469,110	2,469,110

Total	$—	$—	$6,568,141	$6,568,141

Impaired loans with a carrying value of $9,681,737 and $5,192,258 had an allocated allowance for loan losses of $1,375,805 and $1,093,227 at March 31, 2013 and December 31, 2012, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2013, and recorded at fair value, less costs to sell, was $534,357, of which none was acquired and sold during this period. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2012 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2012 on OREO acquired in previous years was $309,797 on 5 properties valued at $1,081,457.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2013, and December 31, 2012:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total Fair Value
	Carrying Value	Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2013		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$30,334,781	$30,334,781	$—	$—	$30,334,781
Interest bearing deposits with banks	57,280,471	57,280,471	—	—	57,280,471
Securities available-for-sale	382,868,109	—	380,062,420	2,805,689	382,868,109
Net loans	363,560,970	—	—	363,478,660	363,478,660
Financial liabilities
Deposits	$659,092,304	$416,786,250	$—	$242,508,865	$659,295,115
Federal Home Loan Bank advances	68,500,000	—	—	70,438,441	70,438,441
Securities Sold under Agreement to Repurchase	71,484,028	71,484,028	—	—	71,484,028

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total Fair Value
	Carrying Value	Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2012		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,561,288	$21,561,288	$—	$—	$21,561,288
Interest bearing deposits with banks	16,228,747	16,228,747	—	—	16,228,747
Securities available-for-sale	420,907,815	—	418,101,562	2,806,253	420,907,815
Net loans	361,936,495	—	—	362,114,991	362,114,991
Financial liabilities
Deposits	$642,549,338	$394,298,501	$—	$248,464,899	$642,763,400
Federal Home Loan Bank advances	68,500,000	—	—	70,844,530	70,844,530
Securities Sold under Agreement to Repurchase	73,306,765	73,306,765	—	—	73,306,765

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

Securities Available-for-Sale

Fair values for investment securities are based on quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). When neither quoted prices nor comparable instruments are available, unobservable inputs are needed to form an expected future cash flow analysis to establish fair values (Level 3).

The Company owns certain beneficial interests in one collateralized debt obligation secured by community bank trust preferred securities. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Company utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes. Since observable transactions in these securities are extremely rare, the Company uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains statements that constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Quarterly Report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this Quarterly Report, including, but not limited to, statements found in Item 1, “Notes to Consolidated Financial Statements” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area; and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of Citizens Holding Company and its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Quarterly Report.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2013, was 45.30% and at December 31, 2012, was 44.74%. Liquidity increased due to the increase in short term marketable assets being greater that the increase in core deposits at March 31, 2013. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $659,092,304 at March 31, 2013, and $642,549,338 at December 31, 2012. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $382,868,109 invested in investment securities at March 31, 2013, and $420,907,815 at December 31, 2012. The Corporation also had $57,280,471 in interest bearing deposits at other banks at March 31, 2013 and $16,228,747 at December 31, 2012. The decrease in investment securities was offset by the increase in interest bearing deposits at other banks. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at March 31, 2013 and December 31, 2012. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2013, the Corporation had unused and available $93,002,181 of its line of credit with the FHLB and at December 31, 2012, the Corporation had unused and available $96,139,520 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2012 to March 31, 2013, was the result of a reduction in the amount of loans eligible for the collateral pool. The Corporation had no federal funds purchased as of March 31, 2013 and December 31, 2012. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $87,903,723 at March 31, 2013, as compared to $88,868,830 at December 31, 2012. The reason for the decrease in stockholders’ equity was the decrease in the investment securities market value adjustment due to a decrease in the market value of the Corporation’s investment portfolio partially offset by net earnings in excess of dividends paid. This market value decrease was due to general market conditions, specifically the increase in medium term interest rates, which caused a decrease in the market price of the investment portfolio.

Cash dividends in the amount of $1,071,095, or $0.22 per share, have been paid as of the end of the first quarter 2013.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2013, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital	$87,870,554	18.18%	$38,665,187	>8.00%	$48,331,484	>10.00%
(to Risk-Weighted Assets)
Tier 1 Capital	81,819,327	16.93%	19,332,593	>4.00%	28,998,890	>6.00%
(to Risk-Weighted Assets)
Tier 1 Capital	81,819,327	9.22%	35,515,668	>4.00%	44,394,585	>5.00%
(to Average Assets)

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2013	2012
Interest Income, including fees	$7,987,647	$8,898,990
Interest Expense	1,232,226	1,510,589

Net Interest Income	6,755,421	7,388,401
Provision for Loan Losses	174,509	535,680

Net Interest Income after
Provision for Loan Losses	6,580,912	6,852,721
Other Income	1,680,991	1,609,599
Other Expense	6,557,164	6,410,267

Income Before Provision For
Income Taxes	1,704,739	2,052,053
Provision for Income Taxes	290,293	388,887

Net Income	$1,414,446	$1,663,166

Net Income Per share - Basic	$0.29	$0.34

Net Income Per Share - Diluted	$0.29	$0.34

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 6.59% for the three months ended March 31, 2013, and 7.68% for the corresponding period in 2012. This decrease in ROE was caused by an increase in average equity and a decrease in net income.

The book value per share decreased to $17.93 at March 31, 2013, compared to $18.28 at December 31, 2012. The decrease in book value per share reflects the decrease in other comprehensive income due to the decrease in fair value of the Corporation’s investment securities and the decrease in the amount of earnings in excess of dividends. Average assets for the three months ended March 31, 2013, were $891,068,801 compared to $842,455,950 for the year ended December 31, 2012.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.52% for the first quarter of 2013 compared to 4.10% for the corresponding period of 2012. The decrease in net interest margin from 2012 to 2013 is the result of a decrease in yields on earning assets outpacing the decrease in rates paid on deposits and borrowed funds, offset partially by an increase in average earning assets, as detailed below. Earning assets averaged $810,788,354 for the three months ended March 31, 2013. This represents an increase of $53,280,637, or 7.0%, over average earning assets of $757,507,717 for the three month period ended March 31, 2012. The increase in earning assets for the three months ended March 31, 2013, is the result of an increase in interest bearing deposits at due from banks and a small increase in loans offset partially by a decrease in investment securities due to calls in securities late in the period that were not reinvested until the next period.

Interest bearing deposits averaged $538,659,998 for the three months ended March 31, 2013. This represents an increase of $75,068,487, or 16.2%, from the average of interest bearing deposits of $463,591,511 for the three-month period ended March 31, 2012. This was due, in large part, to an increase in interest-bearing NOW and money market accounts offset by a decrease in certificates of deposit.

Other borrowed funds averaged $139,290,639 for the three months ended March 31, 2013. This represents a decrease of $34,402,825, or 19.8%, over the other borrowed funds of $173,693,464 for the three-month period ended March 31, 2012. This decrease in other borrowed funds was due to a $26,234,547 decrease in securities sold under agreement to repurchase, a $30,915 decrease in the Agribusiness Enterprise Loan Liability, a $3,192,308 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $4,945,055 for the three-month period ended March 31, 2013, when compared to the three-month period ended March 31, 2012.

Net interest income was $6,755,421 for the three-month period ended March 31, 2013, a decrease of $632,980 from $7,388,401 for the three-month period ended March 31, 2012, primarily due to changes in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended March 31, 2013, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2012. The yield on all interest bearing assets decreased 77 basis points to 4.13% in the first quarter of 2013 from 4.90% for the same period in 2012. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2013 decreased by 22 basis points to 0.73% from 0.95% in the same period of 2012. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2013	2012
Interest and Fees	$5,199,181	$5,972,237
Average Loans	370,197,522	388,208,707
Annualized Yield	5.62%	6.15%

The decrease in interest rates in the three-month period ended March 31, 2013, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$370,767,224	$369,138,109	$1,629,115	0.44%
Allowance for Loan Losses	6,834,575	6,954,269	(119,694)	-1.72%
Nonaccrual Loans	15,436,537	14,141,887	1,294,650	9.15%
Ratios:
Allowance for loan losses to gross loans	1.84%	1.88%
Net loans charged off to allowance for loan losses	4.30%	18.30%

The provision for loan losses for the three months ended March 31, 2013, was $174,509, a decrease of $361,171 from the $535,680 provision for the same period in 2012. The decrease in our loan loss provisions for the three month period is a result of a decrease in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the addition of a commercial loan in the amount of $2,411,247 being added to the list offset partially by loans being paid down.

For the three months ended March 31, 2013, net loan losses charged to the allowance for loan losses totaled $294,203, an increase of $149,456 from the $144,747 charged off in the same period in 2012. This increase was due to an increase in the amount of real estate loans charged off in 2013 when compared to the same period in 2012.

Management reviews with the Board of Directors the adequacy of the allowance for loan losses on a quarterly basis. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2013 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2013, was $1,680,991, an increase of $71,392, or 4.4%, from the same period in 2012. Service charges on deposit accounts increased by $43,207, or 5.1%, to $890,857 in the three months ended March 31, 2013, compared to $847,650 for the same period in 2012. Other service charges and fees increased by $24,331, or 5.7%, in the three months ended March 31, 2013, compared to the same period in 2012. The difference in fee income was the result of fluctuations in volume and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months
	ended March 31,
Other Income	2013	2012
BOLI Insurance	$120,000	$120,000
Mortgage Loan Origination Income	120,244	116,229
Income from Security Sales, net	—	28,692
Other Income	96,963	68,432

Total Other Income	$337,207	$333,353

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended March 31, 2013 and 2012 were $6,557,164 and $6,410,267, respectively, an increase of $146,897, or 2.3%, from 2012 to 2013. Salaries and benefits decreased to $3,306,170 for the three months ended March 31, 2013, from $3,559,704 for the same period in 2012. This represents a decrease of $253,534, or 7.1%. This decrease was the result of decreases in the cost of employee benefits paid by the Corporation and a reduction in the number of employees. Occupancy expense increased by $81,202, or 7.9%, to $1,112,511 for the three months ended March 31, 2013, when compared to the same period of 2012. This increase is due in part to an increase in office and equipment rental, property taxes and service costs. Other operating expenses increased by $319,229 from 2013 to 2012. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
Other Operating Expense	2013	2012
Intangible Amortization	$—	$46,173
Advertising	146,168	162,610
Office Supplies	134,471	114,058
Legal and Audit Fees	99,250	104,825
Telephone expense	110,767	119,040
Postage and Freight	117,643	136,683
Loan Collection Expense	220,611	103,175
Other Losses	154,032	12,723
FDIC and State Assessment	331,395	311,450
Debit Card/ATM expense	169,551	192,062
Travel and Convention	45,395	52,563
Other expenses	609,200	463,892

Total Other Expense	$2,138,483	$1,819,254

The Corporation’s efficiency ratio for the three months ended March 31, 2013, was 74.95% compared to the 68.90% for the same period in 2012. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Cash and Due From Banks	$30,334,791	$21,561,288	$8,773,503	40.69%
Interest Bearing deposits with Other Banks	57,280,471	16,228,747	41,051,724	252.96%
Investment Securities	382,868,109	420,907,815	(38,039,706)	-9.04%
Loans, net	363,560,970	361,936,495	1,624,475	0.45%
Total Assets	894,636,869	880,839,898	13,796,971	1.57%
Total Deposits	659,092,304	642,549,338	16,542,966	2.57%
Total Stockholders’ Equity	87,903,723	88,868,830	(965,107)	-1.09%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks, interest bearing deposits with other banks and items in process of collection. The balance at March 31, 2013 was $87,615,262, an increase of $49,825,227 from the balance of $37,790,035 at December 31, 2012, due to an increase in the balances at correspondent banks due to an increase in the amount of the month ending cash letter and by an increase in the balances of interest bearing deposits with other banks.

PREMISES AND EQUIPMENT

During the period ended March 31, 2013, premises and equipment decreased by $232,065, or 1.2%, to $19,193,227 when compared to $19,425,292 at December 31, 2012. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipal. Investments at March 31, 2013, decreased $38,039,706, or 9.0%, to $382,868,109 from $420,907,815 at December 31, 2012. This decrease is due to a large number of called securities close to the end of the quarter that were not reinvested until the next month.

LOANS

The loan balance increased by $1,624,475 during the three months ended March 31, 2013, to $363,560,970 from $361,936,495 at December 31, 2012. Loan demand, especially in business loan and consumer loan categories, remained weak during the first three months of 2013. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$120,186,091	$119,946,574	$239,517	0.20%
Interest-Bearing Deposits	247,218,296	228,111,275	19,107,021	8.38%
Savings Deposits	49,381,863	46,240,652	3,141,211	6.79%
Certificates of Deposit	242,306,054	248,250,837	(5,944,783)	-2.39%

Total Deposits	$659,092,304	$642,549,338	$16,542,966	2.57%

Interest-bearing deposits and savings increased while noninterest-bearing deposits and certificates of deposit decreased during the three months ended March 31, 2013. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. Our ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2013, the Corporation had $6.835 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation is supplementing the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, to include the following:

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: May 7, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.