Form 10-Q
period 2013-06-30
CITIZENS HOLDING CO /MS/
filed 2013-08-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2013:

Title	Outstanding
Common Stock, $0.20 par value	4,870,114

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$19,572,317	$21,561,288
Interest bearing deposits with other banks	3,538,237	16,228,747
Investment securities available for sale, at fair value	418,552,716	420,907,815
Loans, net of allowance for loan losses of $6,803,043 in 2013 and $6,954,269 in 2012	356,224,900	361,936,495
Premises and equipment, net	18,965,981	19,425,292
Other real estate owned, net	4,588,832	4,682,255
Accrued interest receivable	3,963,496	4,665,868
Cash value of life insurance	21,525,566	21,191,930
Intangible assets, net	3,149,657	3,149,657
Other assets	16,580,769	7,090,551

TOTAL ASSETS	$866,662,471	$880,839,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$120,057,734	$119,946,574
Interest-bearing NOW and money market accounts	243,924,050	228,111,275
Savings deposits	51,054,475	46,240,652
Certificates of deposit	238,118,973	248,250,837

Total deposits	653,155,232	642,549,338
Securities sold under agreement to repurchase	64,444,099	73,306,765
Federal funds purchased	23,500,000	—
Federal Home Loan Bank advances	43,500,000	68,500,000
Accrued interest payable	235,850	321,472
Deferred compensation payable	6,307,090	5,917,662
Other liabilities	2,069,490	1,375,831

Total liabilities	793,211,761	791,971,068
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,870,114 shares outstanding at June 30, 2013 and 4,861,411 shares outstanding at December 31, 2012	973,982	972,282
Additional paid-in capital	3,748,217	3,620,967
Retained earnings	80,803,705	79,928,035
Accumulated other comprehensive income (loss), net of applicable taxes of $7,183,489 in 2013 and ($2,586,340) in 2012	(12,075,194)	4,347,546

Total stockholders’ equity	73,450,710	88,868,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$866,662,471	$880,839,898

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$5,120,642	$6,038,190	$10,319,823	$12,010,427
Investment securities	2,850,563	2,956,655	5,621,329	5,874,050
Other interest	19,714	8,323	37,414	17,681

Total interest income	7,990,919	9,003,168	15,978,566	17,902,158
INTEREST EXPENSE
Deposits	494,614	703,728	1,014,757	1,428,434
Other borrowed funds	690,468	753,525	1,402,551	1,539,408

Total interest expense	1,185,082	1,457,253	2,417,308	2,967,842

NET INTEREST INCOME	6,805,837	7,545,915	13,561,258	14,934,316
PROVISION FOR LOAN LOSSES	574,595	330,097	749,104	865,777

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,231,242	7,215,818	12,812,154	14,068,539
OTHER INCOME
Service charges on deposit accounts	913,942	897,920	1,804,799	1,745,570
Other service charges and fees	473,586	437,473	926,513	866,069
Other income	541,342	301,763	878,549	635,116

Total other income	1,928,870	1,637,156	3,609,861	3,246,755

OTHER EXPENSES
Salaries and employee benefits	3,336,317	3,473,956	6,642,487	7,033,660
Occupancy expense	1,111,195	1,097,856	2,223,706	2,129,165
Other operating expense	1,699,519	2,102,189	3,838,002	3,921,443

Total other expenses	6,147,031	6,674,001	12,704,195	13,084,268

INCOME BEFORE PROVISION FOR INCOME TAXES	2,013,081	2,178,973	3,717,820	4,231,026
PROVISION FOR INCOME TAXES	409,337	427,375	699,630	816,262

NET INCOME	$1,603,744	$1,751,598	$3,018,190	$3,414,764

NET INCOME PER SHARE
-Basic	$0.33	$0.36	$0.62	$0.70

-Diluted	$0.33	$0.36	$0.62	$0.70

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,603,744	$1,751,598	$3,018,190	$3,414,764
Other comprehensive (loss) income
Unrealized holding (losses) gains	(28,291,193)	4,631,065	(26,037,912)	1,190,231
Income tax effect	8,871,667	(1,727,387)	9,712,141	(443,956)

	(19,419,526)	2,903,678	(16,325,771)	746,275
Reclassification adjustment for gains included in net income	(154,655)	(9,061)	(154,655)	(37,753)
Income tax effect	57,686	3,380	57,686	14,082

	(96,969)	(5,681)	(96,969)	(23,671)

Total other comprehensive (loss) income	(19,516,495)	2,897,997	(16,422,740)	722,604

Comprehensive (loss) income	$(17,912,751)	$4,649,595	$(13,404,550)	$4,137,368

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$6,335,193	$6,065,086
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	74,355,294	190,899,754
Purchases of investment securities available for sale	(135,615,144)	(115,075,780)
Proceeds from sales of investment securities	37,061,134	—
Purchases of bank premises and equipment	(101,530)	(30,889)
Decrease (increase) in interest bearing deposits with other banks	12,690,510	(63,966,812)
Purchase of Federal Home Loan Bank Stock	—	(282,700)
Proceeds from sale of other real estate	1,032,649	1,235,367
Net decrease in loans	4,023,265	3,874,402

Net cash (used by) provided by investing activities	(6,553,822)	16,653,342
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,605,894	19,233,750
Net change in securities sold under agreement to repurchase	(8,862,666)	(41,116,643)
Proceeds from exercising stock options	128,950	257,425
(Decrease) increase in Federal Home Loan Bank advances	(25,000,000)	10,000,000
Increase in federal funds purchased	23,500,000	—
Payment of dividends	(2,142,520)	(2,137,261)

Net cash used by financing activities	(1,770,342)	(13,762,729)

Net decrease in cash and due from banks	(1,988,971)	8,955,699
Cash and due from banks, beginning of period	21,561,288	35,407,715

Cash and due from banks, end of period	$19,572,317	$44,363,414

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2013

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2013, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2013, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $43,211,976 compared to an aggregate unused balance of $37,703,387 at December 31, 2012. There were $3,082,530 of letters of credit outstanding at June 30, 2013 and $3,113,225 at December 31, 2012. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	4,868,977	4,859,125	4,866,237	4,854,145
Dilutive effect of granted options	588	6,881	3,363	8,654

Diluted weighted average shares outstanding	4,869,565	4,866,006	4,869,600	4,862,799

Net income	$1,603,744	$1,751,598	$3,018,190	$3,414,764
Net income per share-basic	$0.33	$0.36	$0.62	$0.70
Net income per share-diluted	$0.33	$0.36	$0.62	$0.70

Note 4. Stock Option Plan

For the quarter ended June 30, 2013, the Corporation utilized one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants until the termination or expiration of the 2013 Plan.

The following table below is a summary of the stock option activity for the three months ended June 30, 2013.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	111,000	$20.97	108,000	$20.90
Granted	—	—	—	—
Exercised	(3,000)	16.40	(7,000)	14.91
Expired	(4,500)	16.40	(16,000)	17.36

Outstanding at June 30, 2013	103,500	$21.30	85,000	$22.06

The intrinsic value of options granted under the Directors’ Plan at June 30, 2013, was $33,405 and the intrinsic value of options granted under the Employees’ Plan at June 30, 2013, was $2,565 for a total intrinsic value at June 30, 2013, of $35,970. No awards have been granted under the 2013 Plan.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2013, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2013 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2009. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Real Estate:
Land Development and Construction	$17,840	$12,755
Farmland	30,896	31,663
1-4 Family Mortgages	107,981	115,837
Commercial Real Estate	135,850	132,495

Total Real Estate Loans	292,567	292,750
Business Loans:
Commercial and Industrial Loans	42,783	45,564
Farm Production and Other Farm Loans	1,507	1,433

Total Business Loans	44,290	46,997
Consumer Loans:
Credit Cards	1,038	1,050
Other Consumer Loans	25,573	28,341

Total Consumer Loans	26,611	29,391

Total Gross Loans	363,468	369,138
Unearned income	(440)	(248)
Allowance for loan losses	(6,803)	(6,954)

Loans, net	$356,225	$361,936

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

Period-end non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Real Estate:
Land Development and Construction	$150	$142
Farmland	438	1,087
1-4 Family Mortgages	1,833	2,356
Commercial Real Estate	8,890	10,175

Total Real Estate Loans	11,311	13,760
Business Loans:
Commercial and Industrial Loans	2,178	167
Farm Production and Other Farm Loans	2	3

Total Business Loans	2,180	170
Consumer Loans:
Other Consumer Loans	200	212

Total Consumer Loans	200	212

Total Non-Accrual Loans	$13,691	$14,142

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2013, was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$10	$406	$416	$17,424	$17,840	$406
Farmland	455	69	524	30,596	30,896	—
1-4 Family Mortgages	3,830	177	4,007	104,666	107,981	—
Commercial Real Estate	6,396	4,055	10,451	130,127	135,850	—

Total Real Estate Loans	10,691	4,707	15,398	282,813	292,567	406
Business Loans:
Commercial and Industrial Loans	239	25	264	42,589	42,783	—
Farm Production and Other Farm Loans	46	—	46	1,461	1,507	—

Total Business Loans	285	25	310	44,050	44,290	—
Consumer Loans:
Credit Cards	29	15	44	994	1,038	15
Other Consumer Loans	916	80	996	24,635	25,573	47

Total Consumer Loans	945	95	1,040	25,629	26,611	62

Total Loans	$11,921	$4,827	$16,748	$352,492	$363,468	$468

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2012 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$2,588	$—	$2,588	$10,167	$12,755	$—
Farmland	786	589	1,375	30,288	31,663	—
1-4 Family Mortgages	8,139	623	8,762	107,075	115,837	32
Commercial Real Estate	3,033	5,013	8,046	124,449	132,495	544

Total Real Estate Loans	14,546	6,225	20,771	271,979	292,750	576

Business Loans:
Commercial and Industrial Loans	3,070	9	3,079	42,485	45,564	—
Farm Production and other Farm Loans	2	—	2	1,431	1,433	—

Total Business Loans	3,072	9	3,081	43,916	46,997	—

Consumer Loans:
Credit Cards	40	30	70	980	1,050	30
Other Consumer Loans	1,711	57	1,768	26,573	28,341	3

Total Consumer Loans	1,751	87	1,838	27,553	29,391	33

Total Loans	$19,369	$6,321	$25,690	$343,448	$369,138	$609

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original contract terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans as of June 30, 2013 and December 31, 2012, by class of loans, are as follows (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
June 30, 2013	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$150	$33	$117	$150	$117	$172
Farmland	438	303	135	438	24	594
1-4 Family Mortgages	1,833	1,484	349	1,833	95	2,055
Commercial Real Estate	8,890	706	8,184	8,890	1,009	9,172

Total Real Estate Loans	11,311	2,526	8,785	11,311	1,245	11,993
Business Loans:
Commercial and Industrial Loans	2,178	2,099	79	2,178	55	2,375
Farm Production and Other Farm Loans	2	2	—	2	—	2

Total Business Loans	2,180	2,101	79	2,180	55	2,377
Consumer Loans:
Other Consumer Loans	200	200	—	200	—	190

Total Consumer Loans	200	200	—	200	—	190

Total Loans	$13,691	$4,827	$8,864	$13,691	$1,300	$13,419

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2012	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$142	$18	$124	$142	$117	$638
Farmland	1,087	947	140	1,087	24	864
1-4 Family Mortgages	2,356	1,740	616	2,356	186	2,211
Commercial Real Estate	10,175	5,954	4,221	10,175	711	8,496

Total Real Estate Loans	13,760	8,659	5,101	13,760	1,038	12,209

Business Loans:
Commercial and Industrial Loans	167	76	91	167	55	226
Farm Production and other Farm Loans	3	3	—	3	—	12

Total Business Loans	170	79	91	170	55	238

Consumer Loans:
Other Consumer Loans	212	212	—	212	—	323

Total Consumer Loans	212	212	—	212	—	323

Total Loans	$14,142	$8,950	$5,192	$14,142	$1,093	$12,770

The following table presents troubled debt restructurings segregated by class (in thousands, except number of loans):

June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,213

Total	4	$6,850	$5,213

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,602

Total	4	$6,850	$5,602

Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2013	4	$5,602
Reductions due to:
Principal paydowns		(389)

Total at June 30, 2013	4	$5,213

The allocated allowance for loan losses attributable to restructured loans was $194 thousand at June 30, 2013 and $43 thousand at December 31, 2012. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of June 30, 2013.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2013.

The following table details the amount of gross loans by loan grade and class as of June 30, 2013 (in thousands):

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5, 6	7	8	9	Loans
Real Estate:
Land Development and Construction	$15,704	$1,855	$281	$—	$—	$17,840
Farmland	26,560	2,705	1,631	—	—	30,896
1-4 Family Mortgages	90,311	5,837	11,833	—	—	107,981
Commercial Real Estate	113,753	6,274	15,823	—	—	135,850

Total Real Estate Loans	246,328	16,671	29,568	—	—	292,567
Business Loans:
Commercial and Industrial Loans	39,795	451	2,512	25	—	42,783
Farm Production and Other Farm Loans	1,491	12	4	—	—	1,507

Total Business Loans	41,286	463	2,516	25	—	44,290
Consumer Loans:
Credit Cards	1,023	—	15	—	—	1,038
Other Consumer Loans	24,502	265	756	49	1	25,573

Total Consumer Loans	25,525	265	771	49	1	26,611

Total Loans	$313,139	$17,399	$32,855	$74	$1	$363,468

The following table details the amount of gross loans by loan grade and class as of December 31, 2012 (in thousands):

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5, 6	7	8	9	Loans
Real Estate:
Land Development and Construction	$10,596	$1,890	$269	$—	$—	$12,755
Farmland	27,069	2,701	1,893	—	—	31,663
1-4 Family Mortgages	97,630	6,177	12,030	—	—	115,837
Commercial Real Estate	108,914	6,728	16,853	—	—	132,495

Total Real Estate Loans	244,209	17,496	31,045	—	—	292,750

Business Loans:
Commercial and Industrial Loans	41,449	3,486	601	28	—	45,564
Farm Production and other Farm Loans	1,358	26	49	—	—	1,433

Total Business Loans	42,807	3,512	650	28	—	46,997

Consumer Loans:
Credit Cards	1,020	—	30	—	—	1,050
Other Consumer Loans	26,995	287	1,029	28	2	28,341

Total Consumer Loans	28,015	287	1,059	28	2	29,391

Total Loans	$315,031	$21,295	$32,754	$56	$2	$369,138

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2013:

June 30, 2013	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	640,104	262,487	(153,487)	749,104
Chargeoffs	606,296	345,651	75,725	1,027,672
Recoveries	72,133	13,311	41,898	127,342

Net Chargeoffs	534,163	332,340	33,827	900,330

Ending Balance	$4,735,500	$1,484,845	$582,698	$6,803,043

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,244,809	$54,706	$—	$1,299,515
Loans collectively evaluated for impairment	3,490,691	1,430,139	582,698	5,503,528

Ending Balance, June 30, 2013	$4,735,500	$1,484,845	$582,698	$6,803,043

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2012:

	Real	Business
June 30, 2012	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412
Provision for possible loan losses	817,494	(160,894)	209,177	865,777
Chargeoffs	280,703	28,759	158,865	468,327
Recoveries	28,459	39,553	63,843	131,855

Net Chargeoffs	252,244	(10,794)	95,022	336,472

Ending Balance, June 30, 2012	$4,741,725	$1,522,367	$946,625	$7,210,717

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,548,065	$57,325	$—	$1,605,390
Loans collectively evaluated for impairment	3,193,660	1,465,042	946,625	5,605,327

Ending Balance, June 30, 2012	$4,741,725	$1,522,367	$946,625	$7,210,717

The Corporation’s recorded investment in loans as of June 30, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
June 30, 2013	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,311	$2,180	$200	$13,691
Loans collectively evaluated for general impairment	281,256	42,110	26,411	349,777

	$292,567	$44,290	$26,611	$363,468

December 31, 2012	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$13,760	$170	$212	$14,142
Loans collectively evaluated for general impairment	278,990	46,827	29,179	354,996

	$292,750	$46,997	$29,391	$369,138

Note 7. Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (“FASB”) issued an update to ASC 220, “Comprehensive Income,” (“ASC 220”) that requires a reporting entity to disclose information about reclassification adjustments from accumulated other comprehensive income in their financial statements on the face of the financial statement that presents comprehensive income or as a separate disclosure in the footnotes of the financial statements. This update to ASC 220 is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the update will impact disclosures only and has not had a material impact on the financial position or results of operations of the Company.

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$296,762,855	$—	$296,762,855
Mortgage-backed Securities	—	19,574,602	—	19,574,602
State, county and municipal obligations	—	99,564,767	—	99,564,767
Other investments	—	—	2,650,492	2,650,492

Total	$—	$415,902,224	$2,650,492	$418,552,716

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$269,110,901	$—	$269,110,901
Mortgage-backed Securities	—	38,421,301	—	38,421,301
State, county and municipal obligations	—	110,569,360	—	110,569,360
Other investments	—	—	2,806,253	2,806,253

Total	$—	$418,101,562	$2,806,253	$420,907,815

The following table reports the activity for 2013 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2013	$2,806,253
Unrealized losses included in other comprehensive income	(155,761)

Balance at June 30, 2013	$2,650,492

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2013 that were still held in the balance sheet at June 30, 2013, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$7,564,919	$7,564,919
Other real estate owned	—	—	759,357	759,357

Total	$—	$—	$8,324,276	$8,324,276

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

Impaired loans with a carrying value of $8,864,434 and $5,192,258 had an allocated allowance for loan losses of $1,299,515 and $1,093,227 at June 30, 2013 and December 31, 2012, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2013, and recorded at fair value, less costs to sell, was $939,226, of which $179,869 was acquired and sold during this period. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2012 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2012 on OREO acquired in previous years was $309,797 on 5 properties valued at $1,081,457.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2013, and December 31, 2012:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
June 30, 2013		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,572,317	$19,572,317	$—	$—	$19,572,317
Interest bearing deposits with banks	3,538,237	3,538,237	—	—	3,538,237
Securities available-for-sale	418,552,716	—	415,902,224	2,650,492	418,552,716
Net loans	356,224,900	—	—	358,627,387	358,627,387
Financial liabilities
Deposits	$653,155,232	$415,036,259	$—	$238,306,117	$653,342,376
Federal Home Loan Bank advances	43,500,000	—	—	44,723,137	44,723,137
Securities Sold under Agreement to Repurchase	64,444,099	64,444,099	—	—	64,444,099

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
December 31, 2012		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,561,288	$21,561,288	$—	$—	$21,561,288
Interest bearing deposits with banks	16,228,747	16,228,747	—	—	16,228,747
Securities available-for-sale	420,907,815	—	418,101,562	2,806,253	420,907,815
Net loans	361,936,495	—	—	362,114,991	362,114,991
Financial liabilities
Deposits	$642,549,338	$394,298,501	$—	$248,464,899	$642,763,400
Federal Home Loan Bank advances	68,500,000	—	—	70,844,530	70,844,530
Securities Sold under Agreement to Repurchase	73,306,765	73,306,765	—	—	73,306,765

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

The Corporation owns certain beneficial interests in one collateralized debt obligation secured by community bank trust preferred securities. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Corporation utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes. Since observable transactions in these securities are extremely rare, the Corporation uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests.

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

The fair value of FHLB advances is based on a discounted cash flow analysis.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2013, was 40.53% and at December 31, 2012, was 44.74%. Liquidity decreased due to a decrease in short term marketable assets and an increase in core deposits at June 30, 2013. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $653,155,232 at June 30, 2013, and $642,549,338 at December 31, 2012. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $418,552,716 invested in investment securities at June 30, 2013, and $420,907,815 at December 31, 2012. The Corporation also had $3,538,237 in interest bearing deposits at other banks at June 30, 2013 and $16,228,747 at December 31, 2012. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $37,500,000 at June 30, 2013 and December 31, 2012. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2013, the Corporation had unused and available $101,141,372 of its line of credit with the FHLB and at December 31, 2012, the Corporation had unused and available $96,139,520 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2012 to June 30, 2013, was the result of a reduction in the amount of advances outstanding partially offset by a reduction in the amount of loans eligible for the collateral pool. The Corporation had $23,500,000 in federal funds purchased as of June 30, 2013 and none at December 31, 2012. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $73,450,710 at June 30, 2013, as compared to $88,868,830 at December 31, 2012. The reason for the decrease in stockholders’ equity was the decrease in the investment securities market value adjustment due to a decrease in the market value of the Corporation’s investment portfolio and the decrease in the amount of earnings in excess of dividends paid. This market value decrease was due to general market conditions, specifically the increase in medium term interest rates, which caused a decrease in the market price of the investment portfolio.

Cash dividends in the amount of $2,142,520, or $0.44 per share, have been paid as of the end of the quarter ended June 30, 2013.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2013, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total Capital (to Risk-Weighted Assets)	$88,448,392	18.24%	$38,803,259	>8.00%	$48,504,074	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	82,376,247	16.98%	19,401,630	>4.00%	29,102,444	>6.00%
Tier 1 Capital ( to Average Assets)	82,376,247	9.29%	35,466,413	>4.00%	44,333,016	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest Income, including fees	$7,990,919	$9,003,168	$15,978,566	$17,902,158
Interest Expense	1,185,082	1,457,253	2,417,308	2,967,842

Net Interest Income	6,805,837	7,545,915	13,561,258	14,934,316
Provision for Loan Losses	574,595	330,097	749,104	865,777

Net Interest Income after Provision for Loan Losses	6,231,242	7,215,818	12,812,154	14,068,539
Other Income	1,928,870	1,637,156	3,609,861	3,246,755
Other Expense	6,147,031	6,674,001	12,704,195	13,084,268

Income Before Provision For Income Taxes	2,013,081	2,178,973	3,717,820	4,231,026
Provision for Income Taxes	409,337	427,375	699,630	816,262

Net Income	$1,603,744	$1,751,598	$3,018,190	$3,414,764

Net Income Per share - Basic	$0.33	$0.36	$0.62	$0.70

Net Income Per Share-Diluted	$0.33	$0.36	$0.62	$0.70

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.30% for the three months ended June 30, 2013, and 7.79% for the corresponding period in 2012. For the six months ended June 30, 2013, ROE was 6.95% compared to 7.74% for the six months ended June 30, 2012. In both instances, the decrease in ROE was caused by a lower net interest income.

The book value per share decreased to $15.08 at June 30, 2013, compared to $18.28 at December 31, 2012. The decrease in book value per share reflects the decrease in other comprehensive income due to the decrease in fair value of the Corporation’s investment securities offset by the amount of earnings in excess of dividends. Average assets for the six months ended June 30, 2013, were $890,437,264 compared to $842,455,950 for the year ended December 31, 2012.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.48% for the second quarter of 2013 compared to 4.16% for the corresponding period of 2012. For the six months ended June 30, 2013, annualized net interest margin was 3.50% compared to 4.13% for the six months ended June 30, 2012. The decrease in net interest margin from 2012 to 2013 is the result of a decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, offset partially by an increase in average earning assets, as detailed below. Earning assets averaged $808,655,185 for the three months ended June 30, 2013. This represents an increase of $34,559,986, or 4.5%, over average earning assets of $774,095,199 for the three-month period ended June 30, 2012. Earning assets averaged $809,715,877 for the six months ended June 30, 2013. This represents an increase of $43,914,419, or 5.7% over average earning assets of $765,801,458 for the six months ended June 30, 2012. The increase in earning assets for the three and six months ended June 30, 2013, is the result of an increase in investment securities offset partially by a decrease in loans due to the declining loan demand due to current local, national and international economic conditions.

Interest bearing deposits averaged $535,671,123 for the three months ended June 30, 2013. This represents an increase of $65,175,106, or 13.9%, from the average of interest bearing deposits of $470,496,017 for the three-month period ended June 30, 2012. This was due, in large part, to an increase in interest-bearing NOW and money market accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $144,225,051 for the three months ended June 30, 2013. This represents a decrease of $19,763,150, or 12.1%, over the other borrowed funds of $163,988,201 for the three-month period ended June 30, 2012. This decrease in other borrowed funds was due to a $4,312,761 decrease in the securities sold under agreement to repurchase, a $66,597 decrease in the Agribusiness Enterprise Loan Liability, a $2,680,495 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $12,703,297 for the three-month period ended June 30, 2012, when compared to the three-month period ended June 30, 2012.

Interest bearing deposits averaged $537,157,304 for the six months ended June 30, 2013. This represents an increase of $70,113,540, or 15.0%, from the average of interest bearing deposits of $467,043,764 for the six-month period ended June 30, 2012. This was due, in large part, to an increase in interest-bearing NOW and money market accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $141,771,476 for the six months ended June 30, 2013. This represents a decrease of $27,069,357, or 16.0%, over the other borrowed funds of $168,840,833 for the six-month period ended June 30, 2012. This decrease in other borrowed funds was due to a $15,265,349 decrease in the securities sold under agreement to repurchase, a $48,798 decrease in the Agribusiness Enterprise Loan Liability, a $2,923,597 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $8,831,613 for the six-month period ended June 30, 2013, when compared to the six-month period ended June 30, 2012.

Net interest income was $6,805,837 for the three-month period ended June 30, 2013, a decrease of $740,077 from $7,545,915 for the three-month period ended June 30, 2012, primarily due to a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended June 30, 2013, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2012. The yield on all interest bearing assets decreased 87 basis points to 4.06% in the second quarter of 2013 from 4.93% for the same period in 2012. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2013 decreased by 22 basis points to 0.70% from 0.92% in the same period of 2012. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $13,561,258 for the six months ended June 30, 2013, a decrease of $1,373,057 from the $14,934,316 for the six months ended June 30, 2012, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the six-month period ended June 30, 2013, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period of 2012. The yield on all interest bearing assets decreased 82 basis points to 4.10% in the first six months of 2013 from 4.92% for the same period in 2012. At the same time, the rate paid on all interest bearing liabilities for the first six months of 2013 decreased 22 basis points to 0.71% from 0.93% in the same period in 2012. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest and Fees	$5,120,642	$6,038,190	$10,319,823	$12,010,427
Average Loans	365,045,290	386,667,016	367,932,362	387,733,738
Annualized Yield	5.61%	6.25%	5.61%	6.20%

The decrease in interest rates in the three-month period ended June 30, 2013, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which management determines require further monitoring and supervision, are segregated and reviewed on a regular basis. Significant problem loans are reviewed monthly by the Corporation’s Board of Directors.

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

The Corporation’s allowance for loan losses is designed to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$363,468,787	$369,138,109	$(5,669,322)	-1.54%
Allowance for Loan Losses	6,803,043	6,954,269	(151,226)	-2.17%
Nonaccrual Loans	13,691,330	14,141,887	(450,557)	-3.19%
Ratios:
Allowance for loan losses to gross loans	1.87%	1.88%
Net loans charged off to allowance for loan losses	13.23%	18.30%

The provision for loan losses for the three months ended June 30, 2013, was $574,595, an increase of $244,498 from the $330,097 provision for the same period in 2012. The provision for loan losses was $749,104 for the six-month period ended June 30, 2013, compared to a provision of $865,777 for the six months ended June 30, 2012. The change in our loan loss provisions for the three- and six-month periods is a result of a decrease in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and global economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received in excess of the amount of new loans being added to the list.

For the three months ended June 30, 2013, net loan losses charged to the allowance for loan losses totaled $606,127, an increase of $414,797 from the $191,330 charged off in the same period in 2012. For the six months ended June 30, 2013, net loan losses charged to the allowance for loan losses totaled $900,330, an increase of $563,858 from the $336,472 charged off in the same period in 2012. This increase was due to an overall increase in the number of charge offs in 2013 when compared to the same period in 2012 and not the result of any one loan segment.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2013 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2013, was $1,928,870, an increase of $291,715, or 17.8%, from the same period in 2012. Service charges on deposit accounts increased by $16,023, or 1.8%, to $913,942 in the three months ended June 30, 2013, compared to $897,920 for the same period in 2012. Other service charges and fees increased by $36,113, or 8.3%, in the three months ended June 30, 2013, compared to the same period in 2012. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

Other income for the six months ended June 30, 2012, was $3,609,861, an increase of $363,107, or 11.2%, from the same period in 2012. Service charges on deposit accounts increased by $59,230, or 3.4%, to $1,804,799 in the six months ended June 30, 2013, compared to $1,745,570 for the same period in 2012. Other service charges and fees increased by $60,444, or 7.0%, in the six months ended June 30, 2013, compared to the same period in 2012. The increase in fee income was the result of an increase in the demand for these services and a small increase in certain fees.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months		Six months
	ended June 30,		ended June30,
Other Income	2013	2012	2013	2012
BOLI Insurance	$120,000	$120,000	$240,000	$240,000
Mortgage Loan Origination Income	110,593	100,783	230,837	217,012
Income from Security Sales, net	154,655	9,061	154,655	37,753
Other Income	156,094	71,919	253,057	140,351

Total Other Income	$541,342	$301,763	$878,549	$635,116

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended June 30, 2013 and 2012 were $6,147,031 and $6,674,001, respectively, a decrease of $526,970, or 7.9%, from 2012 to 2013. Salaries and benefits decreased to $3,336,317 for the three months ended June 30, 2013, from $3,473,956 for the same period in 2012. This represents a decrease of $137,639, or 4.0%. This decrease was the result of decreases in the cost of employee benefits paid by the Corporation and a reduction in the number of employees. Occupancy expense increased by $13,339, or 1.2%, to $1,111,195 for the three months ended June 30, 2013, when compared to the same period of 2012. This increase is due in part to an increase in office and equipment rental, property taxes and service costs. Other operating expenses decreased by $402,670 from 2013 to 2012. This decrease is due mainly to lower regulatory and related costs. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the six-month period ended June 30, 2013 and 2012 were $12,704,195 and $13,084,268, respectively, a decrease of $380,073, or 2.9%, from 2012 to 2013. Salaries and benefits decreased to $6,642,487 for the six months ended June 30, 2013, from $7,033,660 for the same period in 2012. This represents a decrease of $391,173, or 5.6%. This decrease was the result of a reduction in the number of employees and a reduction in employee benefits. Occupancy expense increased $94,541, or 4.4%, to $2,223,706 in the six months ended June 30, 2013 when compared to the same period in 2012. This increase is due in part to an increase in office and equipment rental, property taxes and service costs. Other operating expenses decreased by $83,441 from 2012 to 2013. This decrease is due mainly to lower regulatory and related costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
Other Operating Expense	2013	2012	2013	2012
Intangible Amortization	$—	$30,782	$—	$76,955
Advertising	151,188	171,044	297,356	333,654
Office Supplies	99,891	94,650	234,362	208,708
Legal and Audit Fees	104,885	121,954	204,135	226,779
Telephone expense	129,755	92,626	240,522	211,666
Postage and Freight	104,508	93,350	222,151	230,033
Loan Collection Expense	89,621	126,323	310,232	229,498
Other Losses	24,486	16,675	178,518	29,398
Regulatory and related expense	10,703	316,966	342,098	628,416
Debit Card/ATM expense	184,107	205,522	353,658	397,584
Travel and Convention	69,212	52,648	114,607	105,211
Other expenses	731,163	779,649	1,340,363	1,243,541

Total Other Expense	$1,699,519	$2,102,189	$3,838,002	$3,921,443

The Corporation’s efficiency ratio for the three months ended June 30, 2013, was 68.02% compared to the 69.54% for the same period in 2012. For the six months ended June 30, 2013 and 2012, the Corporation’s efficiency ratio was 71.43% and 69.54%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Cash and Due From Banks	$19,572,317	$21,561,288	$(1,988,971)	-9.22%
Interest Bearing deposits with Other Banks	3,538,237	16,228,747	(12,690,510)	-78.20%
Investment Securities	418,552,716	420,907,815	(2,355,099)	-0.56%
Loans, net	356,224,900	361,936,495	(5,711,595)	-1.58%
Total Assets	866,662,471	880,839,898	(14,177,427)	-1.61%
Total Deposits	653,155,232	642,549,338	10,605,894	1.65%
Total Stockholders’ Equity	73,450,710	88,868,830	(15,418,120)	-17.35%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2013 was $19,572,317, a decrease of $1,988,971 from the balance of $21,561,288 at December 31, 2012, due to a decrease in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

PREMISES AND EQUIPMENT

During the period ended June 30, 2013, premises and equipment decreased by $459,311, or 2.4%, to $18,965,981 when compared to $19,425,292 at December 31, 2012. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipal. Investments at June 30, 2013, decreased $2,355,099, or 0.6%, to $418,552,716 from $420,907,815 at December 31, 2012. This decrease is due to changes in the market value of the securities portfolio offset by purchases of investment securities.

LOANS

The loan balance decreased by $5,711,595 during the six months ended June 30, 2013, to $356,224,900 from $361,936,495 at December 31, 2012. Loan demand, especially in business loan and consumer loan categories, remained weak and competition for available loans was great during the first six months of 2013. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2013	2012	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$120,057,734	$119,946,574	$111,160	0.09%
Interest-Bearing Deposits	243,924,050	228,111,275	15,812,775	6.93%
Savings Deposits	51,054,475	46,240,652	4,813,823	10.41%
Certificates of Deposit	238,118,973	248,250,837	(10,131,864)	-4.08%

Total Deposits	$653,155,232	$642,549,338	$10,605,894	1.65%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the six months ended June 30, 2013. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this quarterly report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist of commitments to fund loans and letters of credit.

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

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments have historically enabled the Corporation to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risk factors below that it presently believe could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments that could affect the Corporation’s financial performance. The following discussion highlights potential risks, which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service-oriented banking experience to individuals and businesses compared with what the Corporation believes is the more rigid and less friendly environment found in large banks. This requires the Corporation to offer most, if not all, of the products and conveniences that are offered by the larger banks with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof, and execute on the strategy.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2013, the Corporation had approximately $6.8 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact the Corporation’s results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Corporation. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these recently adopted rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Corporation on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of these more stringent capital requirements to the Corporation could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Corporation was to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Corporation having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Corporation’s ability to make distributions, including paying dividends or buying back shares.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: August 6, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).*

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.