Form 10-Q
period 2013-09-30
CITIZENS HOLDING CO /MS/
filed 2013-11-12
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2013:

Title	Outstanding
Common Stock, $0.20 par value	4,870,114

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,089,862	$21,561,288
Interest bearing deposits with other banks	721,055	16,228,747
Investment securities available for sale, at fair value	408,804,186	420,907,815
Loans, net of allowance for loan losses of $7,770,041 in 2013 and $6,954,269 in 2012	370,201,335	361,936,495
Premises and equipment, net	18,823,555	19,425,292
Other real estate owned, net	4,196,764	4,682,255
Accrued interest receivable	4,826,527	4,665,868
Cash value of life insurance	21,692,384	21,191,930
Intangible assets, net	3,149,657	3,149,657
Other assets	20,082,961	7,090,551

TOTAL ASSETS	$871,588,286	$880,839,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$121,404,926	$119,946,574
Interest-bearing NOW and money market accounts	239,068,093	228,111,275
Savings deposits	52,979,146	46,240,652
Certificates of deposit	235,239,025	248,250,837

Total deposits	648,691,190	642,549,338
Securities sold under agreement to repurchase	76,357,769	73,306,765
Federal funds purchased	13,200,000	—
Federal Home Loan Bank advances	55,500,000	68,500,000
Accrued interest payable	208,072	321,472
Deferred compensation payable	6,499,932	5,917,662
Other liabilities	2,350,870	1,375,831

Total liabilities	802,807,833	791,971,068
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,870,114 shares outstanding at September 30, 2013 and 4,861,411 shares outstanding at December 31, 2012	973,982	972,282
Additional paid-in capital	3,748,217	3,620,967
Retained earnings	81,741,743	79,928,035
Accumulated other comprehensive (loss) income, net of applicable taxes of $10,519,843 in 2013 and ($2,586,340) in 2012	(17,683,489)	4,347,546

Total stockholders’ equity	68,780,453	88,868,830

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$871,588,286	$880,839,898

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$5,150,046	$5,633,206	$15,469,869	$17,643,633
Investment securities	2,923,893	2,609,503	8,545,222	8,483,553
Other interest	4,781	32,641	42,195	50,322

Total interest income	8,078,720	8,275,350	24,057,286	26,177,508
INTEREST EXPENSE
Deposits	458,497	668,407	1,473,254	2,096,841
Other borrowed funds	367,229	728,659	1,769,780	2,268,067

Total interest expense	825,726	1,397,066	3,243,034	4,364,908

NET INTEREST INCOME	7,252,994	6,878,284	20,814,252	21,812,600
PROVISION FOR LOAN LOSSES	1,079,838	462,684	1,828,942	1,328,461

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,173,156	6,415,600	18,985,310	20,484,139
OTHER INCOME
Service charges on deposit accounts	1,028,592	966,149	2,833,391	2,711,719
Other service charges and fees	550,167	509,443	1,476,680	1,375,512
Income from security sales, net	268,733	5,972	423,388	43,725
Other income	336,035	359,001	1,059,929	956,364

Total other income	2,183,527	1,840,565	5,793,388	5,087,320

OTHER EXPENSES
Salaries and employee benefits	3,280,877	3,414,811	9,923,364	10,448,471
Occupancy expense	1,144,231	1,147,917	3,367,937	3,277,082
Other operating expense	1,425,135	1,710,148	5,263,137	5,631,591

Total other expenses	5,850,243	6,272,876	18,554,438	19,357,144

INCOME BEFORE PROVISION FOR INCOME TAXES	2,506,440	1,983,289	6,224,260	6,214,315
PROVISION FOR INCOME TAXES	496,977	354,247	1,196,607	1,170,509

NET INCOME	$2,009,463	$1,629,042	$5,027,653	$5,043,806

NET INCOME PER SHARE -Basic	$0.41	$0.34	$1.03	$1.04

-Diluted	$0.41	$0.33	$1.03	$1.04

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net income	$2,009,463	$1,629,042	$5,027,653	$5,043,806
Other comprehensive (loss) income
Unrealized holding (losses) gains	(8,675,917)	(975,371)	(34,713,829)	214,860
Income tax effect	3,236,117	363,813	12,948,258	(80,143)

	(5,439,800)	(611,558)	(21,765,571)	134,717
Reclassification adjustment for gains included in net income	(268,733)	(5,972)	(423,388)	(43,725)
Income tax effect	100,238	2,227	157,924	16,309

	(168,495)	(3,745)	(265,464)	(27,416)

Total other comprehensive (loss) income	(5,608,295)	(615,303)	(22,031,035)	107,301

Comprehensive (loss) income	$(3,598,832)	$1,013,739	$(17,003,382)	$5,151,107

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,621,916	$8,968,505
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	77,076,345	220,117,006
Purchases of investment securities available for sale	(142,276,646)	(244,228,754)
Proceeds from sales of investment securities	41,550,629	—
Purchases of bank premises and equipment	(264,331)	(70,332)
Decrease in interest bearing deposits with other banks	15,507,692	1,838,575
Purchase of Federal Home Loan Bank stock	(438,600)	(282,700)
Redemption of Federal Home Loan Bank stock	1,052,000	442,800
Proceeds from sale of other real estate	1,431,927	1,296,551
Net (increase) decrease in loans	(11,040,218)	9,068,662

Net cash used by investing activities	(17,401,202)	(11,818,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,141,852	44,684,143
Net change in securities sold under agreement to repurchase	3,051,004	(58,862,734)
Proceeds from exercising stock options	128,949	257,425
Decrease in Federal Home Loan Bank advances	(13,000,000)	—
Increase in federal funds purchased	13,200,000	4,700,000
Payment of dividends	(3,213,945)	(3,206,771)

Net cash provided (used) by financing activities	6,307,860	(12,427,937)

Net decrease in cash and due from banks	(2,471,426)	(15,277,624)
Cash and due from banks, beginning of period	21,561,288	35,407,715

Cash and due from banks, end of period	$19,089,862	$20,130,091

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2013

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2013, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2013, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $51,190,892 compared to an aggregate unused balance of $37,703,387 at December 31, 2012. There were $2,848,530 of letters of credit outstanding at September 30, 2013 and $3,113,225 at December 31, 2012. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	4,870,114	4,861,411	4,867,475	4,856,584
Dilutive effect of granted options	80	5,628	1,994	8,493

Diluted weighted average shares outstanding	4,870,194	4,867,039	4,869,469	4,865,077

Net income	$2,009,463	$1,629,042	$5,027,653	$5,043,806
Net income per share-basic	$0.41	$0.34	$1.03	$1.04
Net income per share-diluted	$0.41	$0.33	$1.03	$1.04

Note 4. Stock Option Plan

Prior to the adoption of the 2013 plan , as defined below, the Corporation utilized one stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”). Prior to its expiration, the Corporation also had the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants until the termination or expiration of the 2013 Plan.

The following table below is a summary of the stock option activity for the nine months ended September 30, 2013.

	Directors’ Plan		Employees’ Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2012	111,000	$20.97	108,000	$20.90
Granted	—	—	—	—
Exercised	(3,000)	16.40	(7,000)	14.91
Expired	(4,500)	16.40	(19,000)	18.11

Outstanding at September 30, 2013	103,500	$21.30	82,000	$22.06

The intrinsic value of options granted under the Directors’ Plan at September 30, 2013, was $960 and the intrinsic value of options granted under the Employees’ Plan at September 30, 2013, was $120 for a total intrinsic value at September 30, 2013, of $1,080. No awards have been granted under the 2013 Plan.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2013, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2013 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2009. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Real Estate:
Land Development and Construction	$25,779	$12,755
Farmland	29,674	31,663
1-4 Family Mortgages	107,794	115,837
Commercial Real Estate	140,349	132,495

Total Real Estate Loans	303,596	292,750
Business Loans:
Commercial and Industrial Loans	46,813	45,564
Farm Production and Other Farm Loans	1,303	1,433

Total Business Loans	48,116	46,997
Consumer Loans:
Credit Cards	1,039	1,050
Other Consumer Loans	25,660	28,341

Total Consumer Loans	26,699	29,391

Total Gross Loans	378,411	369,138
Unearned income	(440)	(248)
Allowance for loan losses	(7,770)	(6,954)

Loans, net	$370,201	$361,936

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

Period-end, non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Real Estate:
Land Development and Construction	$129	$142
Farmland	397	1,087
1-4 Family Mortgages	1,634	2,356
Commercial Real Estate	9,284	10,175

Total Real Estate Loans	11,444	13,760
Business Loans:
Commercial and Industrial Loans	2,141	167
Farm Production and Other Farm Loans	1	3

Total Business Loans	2,142	170
Consumer Loans:
Other Consumer Loans	120	212

Total Consumer Loans	120	212

Total Non-Accrual Loans	$13,706	$14,142

An aging analysis of past due loans, segregated by class of loans, as of September 30, 2013, was as follows (in thousands):

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$294	$—	$294	$25,485	$25,779	$—
Farmland	592	119	711	28,963	29,674	—
1-4 Family Mortgages	4,354	631	4,985	102,809	107,794	244
Commercial Real Estate	3,529	7,920	11,449	128,900	140,349	—

Total Real Estate Loans	8,769	8,670	17,439	286,157	303,596	244
Business Loans:
Commercial and Industrial Loans	233	3	236	46,577	46,813	—
Farm Production and Other Farm Loans	1	—	1	1,302	1,303	—

Total Business Loans	234	3	237	47,879	48,116	—
Consumer Loans:
Credit Cards	39	2	41	998	1,039	2
Other Consumer Loans	1,220	58	1,278	24,382	25,660	17

Total Consumer Loans	1,259	60	1,319	25,380	26,699	19

Total Loans	$10,262	$8,733	$18,995	$359,416	$378,411	$263

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2012 was as follows (in thousands):

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$2,588	$—	$2,588	$10,167	$12,755	$—
Farmland	786	589	1,375	30,288	31,663	—
1-4 Family Mortgages	8,139	623	8,762	107,075	115,837	32
Commercial Real Estate	3,033	5,013	8,046	124,449	132,495	544

Total Real Estate Loans	14,546	6,225	20,771	271,979	292,750	576

Business Loans:
Commercial and Industrial Loans	3,070	9	3,079	42,485	45,564	—
Farm Production and other Farm Loans	2	—	2	1,431	1,433	—

Total Business Loans	3,072	9	3,081	43,916	46,997	—

Consumer Loans:
Credit Cards	40	30	70	980	1,050	30
Other Consumer Loans	1,711	57	1,768	26,573	28,341	3

Total Consumer Loans	1,751	87	1,838	27,553	29,391	33

Total Loans	$19,369	$6,321	$25,690	$343,448	$369,138	$609

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans as of September 30, 2013 and December 31, 2012, by class of loans, are as follows (in thousands):

September 30, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$129	$14	$115	$129	$114	$140
Farmland	397	215	182	397	49	418
1-4 Family Mortgages	1,634	1,246	388	1,634	64	1,733
Commercial Real Estate	9,284	946	8,338	9,284	961	9,087

Total Real Estate Loans	11,444	2,421	9,023	11,444	1,188	11,378
Business Loans:
Commercial and Industrial Loans	2,141	18	2,123	2,141	651	2,160
Farm Production and Other Farm Loans	1	1	—	1	—	2

Total Business Loans	2,142	19	2,123	2,142	651	2,162
Consumer Loans:
Other Consumer Loans	120	120	—	120	—	160

Total Consumer Loans	120	120	—	120	—	160

Total Loans	$13,706	$2,560	$11,146	$13,706	$1,839	$13,700

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$142	$18	$124	$142	$117	$638
Farmland	1,087	947	140	1,087	24	864
1-4 Family Mortgages	2,356	1,740	616	2,356	186	2,211
Commercial Real Estate	10,175	5,954	4,221	10,175	711	8,496

Total Real Estate Loans	13,760	8,659	5,101	13,760	1,038	12,209

Business Loans:
Commercial and Industrial Loans	167	76	91	167	55	226
Farm Production and other Farm Loans	3	3	—	3	—	12

Total Business Loans	170	79	91	170	55	238

Consumer Loans:
Other Consumer Loans	212	212	—	212	—	323

Total Consumer Loans	212	212	—	212	—	323

Total Loans	$14,142	$8,950	$5,192	$14,142	$1,093	$12,770

The following table presents troubled debt restructurings segregated by class (in thousands, except for number of loans):

September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,186

Total	4	$6,850	$5,186

December 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$5,602

Total	4	$6,850	$5,602

Changes in the Corporation’s troubled debt restructurings are set forth in the table below (in thousands, except for number of loans):

	Number of Loans	Recorded Investment
Totals at January 1, 2013	4	$5,602
Reductions due to:
Principal paydowns		(416)

Total at September 30, 2013	4	$5,186

The allocated allowance for loan losses attributable to restructured loans was $174 thousand at September 30, 2013 and $43 thousand at December 31, 2012. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of September 30, 2013.

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

Grade 3. AVERAGE RISK—This is the rating assigned to the majoprity of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2013.

The following table details the amount of gross loans by loan grade and class as of September 30, 2013 (in thousands):

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$23,698	$209	$1,872	$—	$—	$25,779
Farmland	25,433	2,512	1,679	50	—	29,674
1-4 Family Mortgages	89,300	5,204	13,290	—	—	107,794
Commercial Real Estate	118,988	5,999	15,362	—	—	140,349

Total Real Estate Loans	257,419	13,924	32,203	50	—	303,596
Business Loans:
Commercial and Industrial Loans	43,788	475	2,527	23	—	46,813
Farm Production and Other Farm Loans	1,290	10	3	—	—	1,303

Total Business Loans	45,078	485	2,530	23	—	48,116
Consumer Loans:
Credit Cards	1,037	—	2	—	—	1,039
Other Consumer Loans	24,755	206	656	43	—	25,660

Total Consumer Loans	25,792	206	658	43	—	26,699

Total Loans	$328,289	$14,615	$35,391	$116	$—	$378,411

The following table details the amount of gross loans by loan grade and class as of December 31, 2012 (in thousands):

Grades	Satisfactory 1, 2, 3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$10,596	$1,890	$269	$—	$—	$12,755
Farmland	27,069	2,701	1,893	—	—	31,663
1-4 Family Mortgages	97,630	6,177	12,030	—	—	115,837
Commercial Real Estate	108,914	6,728	16,853	—	—	132,495

Total Real Estate Loans	244,209	17,496	31,045	—	—	292,750

Business Loans:
Commercial and Industrial Loans	41,449	3,486	601	28	—	45,564
Farm Production and other Farm Loans	1,358	26	49	—	—	1,433

Total Business Loans	42,807	3,512	650	28	—	46,997

Consumer Loans:
Credit Cards	1,020	—	30	—	—	1,050
Other Consumer Loans	26,995	287	1,029	28	2	28,341

Total Consumer Loans	28,015	287	1,059	28	2	29,391

Total Loans	$315,031	$21,295	$32,754	$56	$2	$369,138

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013:

September 30, 2013	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	923,965	1,023,825	(118,848)	1,828,942
Chargeoffs	696,475	375,498	104,553	1,176,526
Recoveries	81,516	21,515	60,325	163,356

Net Chargeoffs	614,959	353,983	44,228	1,013,170

Ending Balance	$4,938,565	$2,224,540	$606,936	$7,770,041

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,188,691	$650,727	$—	$1,839,418
Loans collectively evaluated for impairment	3,749,874	1,573,813	606,936	5,930,623

Ending Balance, September 30, 2013	$4,938,565	$2,224,540	$606,936	$7,770,041

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012:

September 30, 2012	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2012	$4,176,475	$1,672,467	$832,470	$6,681,412
Provision for possible loan losses	1,204,314	15,456	108,691	1,328,461
Chargeoffs	511,610	55,260	200,144	767,014
Recoveries	49,440	50,332	106,801	206,573

Net Chargeoffs	462,170	4,928	93,343	560,441

Ending Balance, September 30, 2012	$4,918,619	$1,682,995	$847,818	$7,449,432

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,686,862	$57,325	$—	$1,744,187
Loans collectively evaluated for impairment	3,231,757	1,625,670	847,818	5,705,245

Ending Balance, September 30, 2012	$4,918,619	$1,682,995	$847,818	$7,449,432

The Corporation’s recorded investment in loans as of September 30, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2013	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,444	$2,142	$120	$13,706
Loans collectively evaluated for general impairment	292,152	45,974	26,579	364,705

	$303,596	$48,116	$26,699	$378,411

December 31, 2012	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$13,760	$170	$212	$14,142
Loans collectively evaluated for general impairment	278,990	46,827	29,179	354,996

	$292,750	$46,997	$29,391	$369,138

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S.
Government Agencies	$—	$288,469,835	$—	$288,469,835
Mortgage-backed securities	—	18,203,673	—	18,203,673
State, county and municipal obligations	—	99,454,813	—	99,454,813
Other investments	—	—	2,675,865	2,675,865

Total	$—	$406,128,321	$2,675,865	$408,804,186

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S.
Government Agencies	$—	$269,110,901	$—	$269,110,901
Mortgage-backed securities	—	38,421,301	—	38,421,301
State, county and municipal obligations	—	110,569,360	—	110,569,360
Other investments	—	—	2,806,253	2,806,253

Total	$—	$418,101,562	$2,806,253	$420,907,815

The following table reports the activity for 2013 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2013	$2,806,253
Unrealized losses included in other comprehensive income	(130,388)

Balance at September 30, 2013	$2,675,865

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2013 that were still held in the balance sheet at September 30, 2013, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$9,306,326	$9,306,326
Other real estate owned	—	—	552,567	552,567

Total	$—	$—	$9,858,893	$9,858,893

For assets measured at fair value on a nonrecurring basis during 2012 that were still held in the balance sheet at December 31, 2012, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$4,099,031	$4,099,031
Other real estate owned	—	—	2,469,110	2,469,110

Total	$—	$—	$6,568,141	$6,568,141

Impaired loans with a carrying value of $11,145,743 and $5,192,258 had an allocated allowance for loan losses of $1,839,418 and $1,093,227 at September 30, 2013 and December 31, 2012, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2013, and recorded at fair value, less costs to sell, was $946,436, of which $393,869 was acquired and sold during this period. There have been no writedowns during the period on OREO previously acquired and still held. OREO acquired during 2012 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2012 on OREO acquired in previous years was $309,797 on 5 properties valued at $1,081,457.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2013, and December 31, 2012:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2013	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,089,862	$19,089,862	$—	$—	$19,089,862
Interest bearing deposits with banks	721,055	721,055	—	—	721,055
Securities available-for-sale	408,804,186	—	406,128,321	2,675,865	408,804,186
Net loans	370,201,335	—	—	372,098,722	372,098,722
Financial liabilities
Deposits	$648,691,190	$413,452,165	$—	$235,416,092	$648,868,257
Federal Home Loan Bank advances	55,500,000	—	—	56,641,317	56,641,317
Securities Sold under Agreement to Repurchase	76,357,769	76,357,769	—	—	76,357,769

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2012	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,561,288	$21,561,288	$—	$—	$21,561,288
Interest bearing deposits with banks	16,228,747	16,228,747	—	—	16,228,747
Securities available-for-sale	420,907,815	—	418,101,562	2,806,253	420,907,815
Net loans	361,936,495	—	—	362,114,991	362,114,991
Financial liabilities
Deposits	$642,549,338	$394,298,501	$—	$248,464,899	$642,763,400
Federal Home Loan Bank advances	68,500,000	—	—	70,844,530	70,844,530
Securities Sold under Agreement to Repurchase	73,306,765	73,306,765	—	—	73,306,765

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

Securities Sold Under Agreement to Repurchase

Due to the short term nature of these instruments, which is generally three months or less, the carrying amount is equal to the fair value.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2013, was 38.71% and at December 31, 2012, was 44.74%. Liquidity decreased due to a decrease in short term marketable assets and an increase in core deposits at September 30, 2013. Despite this decrease, management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $648,691,190 at September 30, 2013, and $642,549,338 at December 31, 2012. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $408,804,186 invested in investment securities at September 30, 2013, and $420,907,815 at December 31, 2012. The Corporation also had $721,055 in interest bearing deposits at other banks at September 30, 2013 and $16,228,747 at December 31, 2012. The decrease in interest bearing deposits was the result of funds being invested in higher yielding securities. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $50,000,000 at September 30, 2013 and $37,500,000 at December 31, 2012. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2013, the Corporation had unused and available $85,462,731 of its line of credit with the FHLB and at December 31, 2012, the Corporation had unused and available $96,139,520 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2012 to September 30, 2013, was the result of a reduction in the amount of loans eligible for the collateral pool partially offset by a reduction in the amount of advances outstanding. The Corporation had $13,200,000 in federal funds purchased as of September 30, 2013 and $0 at December 31, 2012. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $68,780,453 at September 30, 2013, as compared to $88,868,830 at December 31, 2012. The reason for the decrease in stockholders’ equity was the decrease in the accumulated other comprehensive income brought about by the investment securities market value adjustment. The market value decrease was due to general market conditions, specifically the increase in medium term interest rates, which caused a decrease in the market price of the investment portfolio. This decrease was partially offset by the increase in the amount of earnings in excess of dividends paid.

Cash dividends in the amount of $3,213,945, or $0.66 per share, have been paid as of the end of the quarter ended September 30, 2013.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2013, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total Capital (to Risk-Weighted Assets)	$89,635,598	17.78%	$40,340,511	>8.00%	$50,425,639	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	83,314,284	16.52%	20,170,256	>4.00%	30,255,384	>6.00%
Tier 1 Capital ( to Average Assets)	83,314,284	9.61%	34,662,939	>4.00%	43,328,673	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest Income, including fees	$8,078,720	$8,275,350	$24,057,286	$26,177,508
Interest Expense	825,726	1,397,066	3,243,034	4,364,908

Net Interest Income	7,252,994	6,878,284	20,814,252	21,812,600
Provision for Loan Losses	1,079,838	462,684	1,828,942	1,328,461

Net Interest Income after
Provision for Loan Losses	6,173,156	6,415,600	18,985,310	20,484,139
Other Income	2,183,527	1,840,565	5,793,388	5,087,320
Other Expense	5,850,243	6,272,876	18,554,438	19,357,144

Income Before Provision For
Income Taxes	2,506,440	1,983,289	6,224,260	6,214,315
Provision for Income Taxes	496,977	354,247	1,196,607	1,170,509

Net Income	$2,009,463	$1,629,042	$5,027,653	$5,043,806

Net Income Per share—Basic	$0.41	$0.34	$1.03	$1.04

Net Income Per Share-Diluted	$0.41	$0.33	$1.03	$1.04

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 10.79% for the three months ended September 30, 2013, and 7.38% for the corresponding period in 2012. For the nine months ended September 30, 2013, ROE was 8.11% compared to 7.62% for the nine months ended September 30, 2012. In both instances, the increase in ROE was caused by an increase in non-interest income.

The book value per share decreased to $14.12 at September 30, 2013, compared to $18.28 at December 31, 2012. The decrease in book value per share reflects the decrease in other comprehensive income due to the decrease in fair value of the Corporation’s investment securities offset by the amount of earnings in excess of dividends. Average assets for the nine months ended September 30, 2013, were $883,456,674 compared to $842,455,950 for the year ended December 31, 2012.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.72% for the third quarter of 2013 compared to 3.74% for the corresponding period of 2012. For the nine months ended September 30, 2013, annualized net interest margin was 3.57% compared to 4.00% for the nine months ended September 30, 2012. The decrease in net interest margin from 2012 to 2013 is the result of a decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, offset partially by an increase in average earning assets, as detailed below. Earning assets averaged $783,719,225 for the three months ended September 30, 2013. This represents an increase of $4,689,757, or 0.6%, over average earning assets of $779,029,468 for the three-month period ended September 30, 2012. Earning assets averaged $800,955,100 for the nine months ended September 30, 2013. This represents an increase of $30,712,120, or 4.0% over average earning assets of $770,242,980 for the nine months ended September 30, 2012. The increase in average earning assets for the three and nine months ended September 30, 2013, is the result of an increase in investment securities offset partially by a decrease in loans due to the declining loan demand due to current local, national and international economic conditions.

Interest bearing deposits averaged $526,832,671 for the three months ended September 30, 2013. This represents an increase of $17,866,269, or 3.5%, from the average of interest bearing deposits of $508,966,402 for the three-month period ended September 30, 2012. This was due, in large part, to an increase in interest-bearing NOW and money market accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $139,036,476 for the three months ended September 30, 2013. This represents an increase of $6,999,635, or 5.3%, over the other borrowed funds of $132,036,841 for the three-month period ended September 30, 2012. This increase in other borrowed funds was due to a $24,885,631 increase in the securities sold under agreement to repurchase, a $79,202 decrease in the Agribusiness Enterprise Loan Liability, a $6,856,250 increase in Federal Funds Purchased and a decrease in the FHLB advances of $24,663,044 for the three-month period ended September 30, 2013, when compared to the three-month period ended September 30, 2012.

Interest bearing deposits averaged $533,677,940 for the nine months ended September 30, 2013. This represents an increase of $54,851,064, or 11.5%, from the average of interest bearing deposits of $478,826,876 for the nine-month period ended September 30, 2012. This was due, in large part, to an increase in interest-bearing NOW, savings and money market accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $140,849,791 for the nine months ended September 30, 2013. This represents a decrease of $18,856,778, or 11.8%, over the other borrowed funds of $159,706,569 for the nine-month period ended September 30, 2012. This decrease in other borrowed funds was due to a $8,059,137 decrease in the securities sold under agreement to repurchase, a $52,130 decrease in the Agribusiness Enterprise Loan Liability, a $1,741,120 increase in Federal Funds Purchased and a decrease in the FHLB advances of $12,486,631 for the nine-month period ended September 30, 2013, when compared to the nine-month period ended September 30, 2012.

Net interest income was $7,252,994 for the three-month period ended September 30, 2013, an increase of $374,710 from $6,878,284 for the three-month period ended September 30, 2012, primarily due to an increase in volume partially offset by a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended September 30, 2013, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2012. The yield on all interest bearing assets decreased 34 basis points to 4.13% in the third quarter of 2013 from 4.47% for the same period in 2012. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2013 decreased by 37 basis points to 0.50% from 0.87% in the same period of 2012. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $20,814,252 for the nine months ended September 30, 2013, a decrease of $998,348 from the $21,812,600 for the nine months ended September 30, 2012, primarily due to changes in both rate and volume. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the nine-month period ended September 30, 2013, the yield on earning assets decreased more than the rates paid on deposits and borrowed funds as compared to the changes in rates and yields in the same period of 2012. The yield on all interest bearing assets decreased 66 basis points to 4.10% in the first nine months of 2013 from 4.76% for the same period in 2012. At the same time, the rate paid on all interest bearing liabilities for the first nine months of 2013 decreased 27 basis points to 0.64% from 0.91% in the same period in 2012. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest and Fees	$5,150,046	$5,633,206	$15,469,869	$17,643,633
Average Gross Loans	371,001,070	378,253,471	368,966,505	385,259,136
Annualized Yield	5.55%	5.96%	5.59%	6.11%

The decrease in interest rates in the three-month period ended September 30, 2013, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2013	Year Ended December 31, 2012	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$378,410,900	$369,138,109	$9,272,791	2.51%
Allowance for Loan Losses	7,770,041	6,954,269	815,772	11.73%
Nonaccrual Loans	13,705,877	14,141,887	(436,010)	-3.08%
Ratios:
Allowance for loan losses to gross loans	2.05%	1.88%
Net loans charged off to allowance for loan losses	13.04%	18.30%

The provision for loan losses for the three months ended September 30, 2013, was $1,079,838, an increase of $617,154 from the $462,684 provision for the same period in 2012. The provision for loan losses was $1,828,942 for the nine-month period ended September 30, 2013, compared to a provision of $1,328,461 for the nine months ended September 30, 2012. The change in our loan loss provisions for the three- and nine-month periods is a result of a decrease in loan losses recorded for the respective periods and management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received in excess of the amount of new loans being added to the list.

For the three months ended September 30, 2013, net loan losses charged to the allowance for loan losses totaled $112,840, a decrease of $111,129 from the $223,969 charged off in the same period in 2012. For the nine months ended September 30, 2013, net loan losses charged to the allowance for loan losses totaled $1,013,170, an increase of $452,729 from the $560,441 charged off in the same period in 2012. This increase was due to an overall increase in the number of charge offs in 2013 when compared to the same period in 2012 and not the result of any one loan segment.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2013 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2013 was $2,183,527, an increase of $342,962, or 18.6%, from the same period in 2012. Service charges on deposit accounts increased by $62,443, or 6.5%, to $1,028,592 in the three months ended September 30, 2013, compared to $966,149 for the same period in 2012. Other service charges and fees increased by $40,724, or 8.0%, in the three months ended September 30, 2013, compared to the same period in 2012. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

Other income for the nine months ended September 30, 2013 was $5,793,388, an increase of $706,068, or 13.9%, from the same period in 2012. Service charges on deposit accounts increased by $121,672, or 4.5%, to $2,833,391 in the nine months ended September 30, 2013, compared to $2,711,719 for the same period in 2012. Other service charges and fees increased by $101,168, or 7.4%, in the nine months ended September 30, 2013, compared to the same period in 2012. The increase in fee income was the result of an increase in the demand for these services and a small increase in certain fees.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months		Nine months
	ended September 30,		ended September 30,
Other Income	2013	2012	2013	2012
BOLI Insurance	$120,000	$120,000	$360,000	$360,000
Mortgage Loan Origination Income	53,471	124,302	284,308	341,314
Other Income	162,564	114,699	415,621	255,050

Total Other Income	$336,035	$359,001	$1,059,929	$956,364

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended September 30, 2013 and 2012 were $5,850,243 and $6,272,876, respectively, a decrease of $422,633, or 6.7%, from 2012 to 2013. Salaries and benefits decreased to $3,280,877 for the three months ended September 30, 2013, from $3,414,811 for the same period in 2012. This represents a decrease of $133,934, or 3.9%. This decrease was the result of decreases in the cost of employee benefits paid by the Corporation and a reduction in the number of employees. Occupancy expense decreased by $3,686, or 0.3%, to $1,144,231 for the three months ended September 30, 2013, when compared to the same period of 2012. This decrease is due in part to a decrease in office and equipment rental. Other operating expenses decreased by $285,013 from 2013 to 2012. This decrease is due mainly to lower regulatory and related costs. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the nine-month period ended September 30, 2013 and 2012 were $18,554,438 and $19,357,144, respectively, a decrease of $802,706, or 4.1%, from 2012 to 2013. Salaries and benefits decreased to $9,923,364 for the nine months ended September 30, 2013, from $10,448,471 for the same period in 2012. This represents a decrease of $525,107, or 5.0%. This decrease was the result of a reduction in the number of employees and a reduction in employee benefits. Occupancy expense increased $90,855, or 2.8%, to $3,367,937 in the nine months ended September 30, 2013 when compared to the same period in 2012. This increase is due in part to an increase in office and equipment rental, property taxes and service costs. Other operating expenses decreased by $368,454 from 2012 to 2013. This decrease is due mainly to lower regulatory and related costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Nine months
	ended September 30,		ended September 30,
Other Operating Expense	2013	2012	2013	2012
Intangible Amortization	$—	$—	$—	$76,955
Advertising	167,778	147,144	465,134	480,798
Office Supplies	122,793	114,656	357,155	323,364
Legal and Audit Fees	112,936	120,751	317,071	347,530
Telephone expense	114,494	110,353	355,016	322,019
Postage and Freight	100,382	98,489	322,533	328,522
Loan Collection Expense	104,508	81,878	414,740	311,376
Other Losses	68,889	4,104	247,407	33,502
Regulatory and related expense	(123,460)	320,416	218,638	948,832
Debit Card/ATM expense	170,542	210,180	524,200	607,764
Travel and Convention	39,157	35,968	153,764	141,179
Other expenses	547,116	466,209	1,887,479	1,709,750

Total Other Expense	$1,425,135	$1,710,148	$5,263,137	$5,631,591

The Corporation’s efficiency ratio for the three months ended September 30, 2013, was 62.88% compared to the 71.53% for the same period in 2012. For the nine months ended September 30, 2013 and 2012, the Corporation’s efficiency ratio was 68.49% and 70.16%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2013	December 31, 2012	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$19,089,862	$21,561,288	$(2,471,426)	-11.46%
Interest Bearing deposits with Other Banks	721,055	16,228,747	(15,507,692)	-95.56%
Investment Securities	408,804,186	420,907,815	(12,103,629)	-2.88%
Loans, net	370,201,335	361,936,495	8,264,840	2.28%
Total Assets	871,588,286	880,839,898	(9,251,612)	-1.05%
Total Deposits	648,691,190	642,549,338	6,141,852	0.96%
Total Stockholders’ Equity	68,780,453	88,868,830	(20,088,377)	-22.60%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2013 was $19,089,862, a decrease of $2,471,426 from the balance of $21,561,288 at December 31, 2012, due to a decrease in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

PREMISES AND EQUIPMENT

During the period ended September 30, 2013, premises and equipment decreased by $601,737, or 3.1%, to $18,823,555 when compared to $19,425,292 at December 31, 2012. The decrease was due to the amount of depreciation exceeding the addition of property and equipment in the normal course of business.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipal. Investments at September 30, 2013, decreased $12,103,629, or 2.9%, to $408,804,186 from $420,907,815 at December 31, 2012. This decrease is due to changes in the market value of the securities portfolio offset by purchases of investment securities.

LOANS

The loan balance increased by $8,264,840 during the nine months ended September 30, 2013, to $370,201,335 from $361,936,495 at December 31, 2012. Loan demand, especially in business loan and consumer loan categories, remained weak and competition for available loans was great during the first nine months of 2013. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2013	December 31, 2012	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$121,404,926	$119,946,574	$1,458,352	1.22%
Interest-Bearing Deposits	239,068,093	228,111,275	10,956,818	4.80%
Savings Deposits	52,979,146	46,240,652	6,738,494	14.57%
Certificates of Deposit	235,239,025	248,250,837	(13,011,812)	-5.24%

Total Deposits	$648,691,190	$642,549,338	$6,141,852	0.96%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the nine months ended September 30, 2013. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risks depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2013, the Corporation had approximately $7.8 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 7, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 12, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Unaudited) and 2012 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).