Form 10-K
period 2013-12-31
CITIZENS HOLDING CO /MS/
filed 2014-03-14
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $89,398,943 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2013).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2014
Common stock, $.20 par value	4,870,114 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Annual Report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this Annual Report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

The Company undertakes no obligation to update or revise any forward-looking statements subsequent to the date on which they are made. Please also refer to Item 1A, “Risk Factors,” for a detailed discussion of the risks related to the Company, the Bank in particular, and the banking industry generally.

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 7, 2014.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not have any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2013, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $872,795,207 and total deposits of $656,380,562. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 51.6% of gross revenues in 2013, 55.6% in 2012 and 58.0% in 2011. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in March 2014 was approved to convert this office to a full service branch along with another branch in Biloxi. In 2011, the Company opened a branch in Flowood, Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area is mainly rural, with Hattiesburg, population 50,233, Biloxi, population 50,644, and Meridian, population 38,314, being the largest cities. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 2,400 people within the Company’s market.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2013, approximately 78.4% of the Company’s loan portfolio has been attributed to real estate lending. Another 14.5% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 7.1% of the total loan portfolio.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 52, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 62, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their entire salary is paid by the Bank. At December 31, 2013, the Bank employed 232 full-time employees and 32 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2013, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 17.49%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.23%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2013 was 9.63%.

The Dodd-Frank Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. In 2013, regulators adopted enhancements to U. S. capital standards based on Basel III. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

Management believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2013, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was $66,450,853, or 103.5% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2013, the maximum amount available for transfer from the Bank in the form of loans was $6,418,822, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments was calculated on a quarterly basis and was paid from the amount the institution prepaid until June 30, 2013, at which point the remaining funds were returned to the insured institution. Pursuant to the requirements of the Dodd-Frank Act, the FDIC has adopted a new assessment system commencing in April 2011, which will create a new rate grid. In the new grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually.

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

The FDIC examined the Bank on August 21, 2007 and again most recently on September 14, 2010 for its performance under the CRA. The Bank was rated Satisfactory during all of these examinations. No discriminatory practices or illegal discouragement of applications were found. The Bank is currently being examined by the FDIC but no report has been issued at this time.

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

The Dodd-Frank Act mandated a number of new requirements with respect to corporate governance. The legislation requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The Dodd-Frank Act also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties in Mississippi. During the fourth quarter of 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009 opened a loan production office in Biloxi, Mississippi. During the fourth quarter of 2011, the Company opened a branch in Flowood, Mississippi. In March 2014, the Company received approval from its regulatory agencies to establish two branches in Biloxi. The Company competes with other financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2013, the Company’s market share in its market area was approximately 8.97%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

As of December 31, 2013, approximately 58.5% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In 2013, the economic downturn that began in 2007 continued to adversely affect our business although less than it had in previous years. Although the economic conditions did not create new types of risks, the Company believes it is useful to highlight some of the key events to illustrate how events beyond its control can adversely affect the Company.

Some of the significant adverse economic conditions relevant to mortgage and related businesses include:

•	residential housing values in the United States have stagnated or fallen, and in some highly-populated markets values have fallen significantly and have been slow to recover;

•	the volume of residential housing transactions also has stagnated or fallen, and in some markets volume has continued to be low;

•	investor demand for mortgage-backed securities fluctuated suddenly and sharply, and for some categories of mortgages disappeared almost entirely;

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

•

the possibility that, in 2014, adjustable rate HELOC loans that are tied to low prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for the Company.

The capital and credit markets have been experiencing volatility and disruption during the last six years. Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly. Consumer confidence remains low, unemployment remains relatively high at 6.7% for February 2014, and the housing market, although starting to rebound, remains an important downside risk, with prices expected to rise slightly through much of 2014. Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2014. Furthermore, record levels of monetary and fiscal stimulus since 2010 have failed to produce the expected level of economic growth. The Company does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future. The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable. Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets. If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both. A further weakened economy could affect the Company in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations. It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how the Company’s business would be affected and whether the Company would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the U.S. economy could have a material adverse effect on the Company’s financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, and the shape of the yield curve.

In recent years, the Federal Reserve has implemented a series of domestic monetary initiatives in response to economic conditions. Several of these have emphasized so-called quantitative easing strategies, the most recent of which currently is being slowly curtailed or “eased” on an indefinite timeframe. Other significant monetary strategies could be implemented in the future. Such strategies can, and often are intended to, affect the domestic money supply, inflation and interest rates, and the shape of the yield curve. Among other things, quantitative easing strategies are intended to create or maintain a low interest rate environment and to stimulate economic activity; easing would diminish that downward pressure on rates and diminish that stimulus effect. Risks associated with interest rates are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

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

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not the economic or other interests of shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company or the Bank in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer or increase the ability of non-banks to offer competing financial services and products, among other things.

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

A major portion of the Bank’s net income comes from its interest rate spread, which is the difference between the interest rates paid by the Bank on amounts used to fund assets and the interest rates and fees the Bank receives on its interest-earning assets. The Bank’s interest-earning assets include outstanding loans extended to its customers and securities held in its investment portfolio. The Bank funds assets using deposits and other borrowings. The Bank’s goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and the Bank currently maintains approximately 18.4% of deposits as non-interest bearing.

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

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In 2013 regulators adopted enhancements to U.S. capital standards based on Basel III. The revised standards create a new emphasis on Tier 1 common equity, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

•

Tier 1 Common Equity. For all supervised financial institutions, including the Company and the Bank, the ratio of Tier 1common equity to risk-weighted assets (“Tier 1 Common Equity Capital ratio”) must be at least 4.5%. To be “well capitalized” the Tier 1 Common Equity Capital ratio must be at least 6.5%. If a capital conservation buffer of an additional 2.5% above the minimum 4.5% (or 7% overall) is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. Tier 1 common equity capital consists of core components of Tier 1 capital: common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items.

•

Tier 1 Capital Ratio. For all banking organizations, including the Bank, the ratio of Tier 1 capital to risk-weighted assets must be at least 6%. The threshold is raised from the current 4%, and the risk-weighting method is changed as mentioned above. To be “well capitalized” the Tier 1 capital ratio must be at least 8%.

•

Total Capital Ratio. For all supervised financial institutions, including the Company and the Bank, the ratio of total capital to risk-weighted assets must be at least 8%. Although this threshold is unchanged from current requirements, as mentioned above the method for risk-weighting assets has been changed. As a result of that method change, many banks could have experienced a reduction in this ratio if the change had been effective immediately when the rules were adopted.

•	Leverage Ratio – Base. For all banking organizations, including the Bank, the leverage ratio must be at least 4%. To be “well capitalized” the leverage ratio must be at least 5%.

•

Leverage Ratio – Supplemental. For the largest internationally active banking organizations, not including the Bank, a minimum supplementary leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

The revised standards will take effect starting January 1, 2014 for the larger, so-called advanced-approaches institutions, and starting January 1, 2015 for all other institutions, including the Company and the Bank. The capital conservation buffer requirement is subject to a phase-in period.

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

From time-to-time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

In addition, acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company relies heavily on communications and information systems to conduct its business. Furthermore, the Bank provides its customers the ability to bank online. The secure transmission of confidential information over the internet is a critical element of online banking. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will be prevented, and if they occur, that they will be adequately addressed. Additionally, to the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

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

The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which we may have limited or no control.

For example, in 2013 major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and our customers. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated With the Company’s Common Stock

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the banking and financial services industry;

•	perceptions in the marketplace regarding the Company or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Provisions of our Articles of Incorporation and Bylaws, which are exhibits to this Annual Report on Form 10-K, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 22 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Winston, Kemper, Forrest, Harrison, Jackson and Lamar counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Main Office	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1765 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, 2012 and 2011 - Selected Financial Data” in the 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, 2012 and 2011” in the 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2013 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2014, relating to its 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2014, relating to its 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2014, relating to its 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	185,500	$21.64	300,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	185,500	$21.64	300,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2014, relating to its 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 4, Appointment of HORNE LLP as our Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2014, relating to its 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2011, 2012 and 2013, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Position

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2013 Annual Report to Shareholders

		14	Code of Ethics	*******

		21	Subsidiaries of Registrant

		23	Consent of Independent Registered Public Accounting Firm

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

		32.1	Section 1350 Certification of Chief Executive Officer

		32.2	Section 1350 Certification of Chief Financial Officer

		101	XBRL Exhibits

*

Filed as an exhibit to the Form 10 Registration Statement of the Company (File No. 000-25221) filed on December 30, 1998 and incorporated herein by reference, and also filed as an exhibit to Amendment No. 1 to Form 10 Registration Statement of the Company (File No. 000-25221) filed on June 21, 1999 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-25221) filed on March 15, 2007 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (File No. 000-15375) filed on March 21, 2013 and incorporated herein by reference.
******	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-15375) filed on April 25, 2013 and incorporated herein by reference.
*******

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

CITIZENS HOLDING COMPANY

Date: March 7, 2014	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg L. McKee	Director, President and Chief Executive Officer	March 7, 2014
Greg L. McKee	(Principal Executive Officer)

/s/ Robert T. Smith	Treasurer, Chief Financial Officer	March 7, 2014
Robert T. Smith	(Principal Financial & Accounting Officer)

/s/ Craig Dungan	Director	March 7, 2014
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 7, 2014
Don L. Fulton

/s/ Donald L. Kilgore	Director	March 7, 2014
Donald L. Kilgore

/s/ David A. King	Director	March 7, 2014
David A. King

/s/ Herbert A. King	Chairman of the Board	March 7, 2014
Herbert A. King

/s/ Adam Mars	Director	March 7, 2014
Adam Mars

/s/ David P. Webb	Director	March 7, 2014
David P. Webb

/s/ A. T. Williams	Director	March 7, 2014
A.T. Williams

/s/ Terrell E. Winstead	Director	March 7, 2014
Terrell E. Winstead

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2013 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits