Form 10-Q
period 2014-03-31
CITIZENS HOLDING CO /MS/
filed 2014-05-12
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2014:

Title	Outstanding
Common Stock, $0.20 par value	4,877,614

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

	March 31	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,962,984	$16,040,195
Interest bearing deposits with other banks	784,648	684,100
Investment securities available for sale, at fair value	406,625,944	398,176,402
Loans, net of allowance for loan losses of $8,361,572 in 2014 and $8,077,499 in 2013	381,472,367	384,104,766
Premises and equipment, net	19,025,859	18,623,154
Other real estate owned, net	4,052,985	3,751,168
Accrued interest receivable	5,070,447	4,132,053
Cash value of life insurance	22,363,301	22,208,962
Intangible assets, net	3,149,657	3,149,657
Other assets	19,111,386	22,198,442

TOTAL ASSETS	$881,619,578	$873,068,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$139,015,106	$120,424,895
Interest-bearing NOW and money market accounts	262,116,872	248,015,410
Savings deposits	56,414,680	53,745,787
Certificates of deposit	229,518,064	232,443,704

Total deposits	687,064,722	654,629,796
Securities sold under agreement to repurchase	64,471,725	82,420,781
Federal funds purchased	4,600,000	27,500,000
Federal Home Loan Bank advances	43,500,000	33,500,000
Accrued interest payable	185,789	199,513
Deferred compensation payable	6,889,921	6,719,948
Other liabilities	1,937,514	1,832,659

Total liabilities	808,649,671	806,802,697
STOCKHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,877,614 shares outstanding at March 31, 2014 and 4,870,114 shares outstanding at December 31, 2013	975,482	974,023
Additional paid-in capital	3,758,217	3,748,176
Retained earnings	83,516,602	82,792,524
Accumulated other comprehensive loss, net of tax benefit of $9,090,250 in 2014 and $12,640,667 in 2013	(15,280,394)	(21,248,521)

Total stockholders’ equity	72,969,907	66,266,202

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$881,619,578	$873,068,899

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$5,043,910	$5,199,181
Investment securities	2,896,969	2,770,766
Other interest	5,049	17,700

Total interest income	7,945,928	7,987,647
INTEREST EXPENSE
Deposits	418,296	520,143
Other borrowed funds	310,563	712,083

Total interest expense	728,859	1,232,226

NET INTEREST INCOME	7,217,069	6,755,421
PROVISION FOR LOAN LOSSES	361,368	174,509

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,855,701	6,580,912
OTHER INCOME
Service charges on deposit accounts	929,731	890,857
Other service charges and fees	484,437	452,927
Other income	369,312	337,207

Total other income	1,783,480	1,680,991

OTHER EXPENSES
Salaries and employee benefits	3,355,837	3,306,170
Occupancy expense	973,062	1,112,511
Other operating expense	2,039,964	2,138,483

Total other expenses	6,368,863	6,557,164

INCOME BEFORE PROVISION FOR INCOME TAXES	2,270,318	1,704,739
PROVISION FOR INCOME TAXES	473,165	290,293

NET INCOME	$1,797,153	$1,414,446

NET INCOME PER SHARE -Basic	$0.37	$0.29

-Diluted	$0.37	$0.29

DIVIDENDS PAID PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$1,797,153	$1,414,446
Other comprehensive loss
Unrealized holding gains (losses)	9,518,544	(2,253,281)
Income tax effect	(3,550,417)	840,474

	5,968,127	(1,412,807)
Total other comprehensive income (loss)	5,968,127	(1,412,807)

Comprehensive income	$7,765,280	$1,639

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$1,322,675	$2,450,945
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	968,065	59,512,178
Purchases of investment securities available for sale	—	(24,039,375)
Purchases of bank premises and equipment	(676,990)	(46,453)
Increase in interest bearing deposits with other banks	(100,548)	(41,051,724)
Proceeds from sale of other real estate	47,434	527,780
Net decrease (increase) in loans	1,849,358	(2,333,341)

Net cash provided by (used by) investing activities	2,087,319	(7,430,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,434,926	16,542,965
Net change in securities sold under agreement to repurchase	(17,949,056)	(1,822,737)
Proceeds from exercising stock options	—	104,350
Increase in Federal Home Loan Bank advances	10,000,000	—
Decrease in federal funds purchased	(22,900,000)	—
Payment of dividends	(1,073,075)	(1,071,095)

Net cash provided by financing activities	512,795	13,753,483

Net decrease in cash and due from banks	3,922,789	8,773,493
Cash and due from banks, beginning of period	16,040,195	21,561,288

Cash and due from banks, end of period	$19,962,984	$30,334,781

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2014, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $59,702,778 compared to an aggregate unused balance of $40,701,380 at December 31, 2013. There was $2,809,330 of letters of credit outstanding at March 31, 2014 and December 31, 2013. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months Ended March 31,
	2014	2013
Basic weighted average shares outstanding	4,870,114	4,866,933
Dilutive effect of granted options	450	5,429

Diluted weighted average shares outstanding	4,870,564	4,872,362

Net income	$1,797,153	$1,414,446
Net income per share-basic	$0.37	$0.29
Net income per share-diluted	$0.37	$0.29

Note 4. Equity Compensation Plans

Prior to the adoption of the 2013 Plan , as defined below, the Corporation utilized a stock-based compensation plan, which is the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan, or the Employees’ Plan, for employees.

The following table is a summary of the stock option activity for the three months ended March 31, 2014.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2013	103,500	$21.30	82,000	$22.06	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	(28,500)	21.85	—	—

Outstanding at March 31, 2014	103,500	$21.30	53,500	$22.17	—	$—

The intrinsic value of options granted under the Directors’ Plan at March 31, 2014, was $6,600, the intrinsic value of options granted under the Employees’ Plan at March 31, 2014, was $825 and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for a total intrinsic value at March 31, 2014, of $7,425.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan. During the first quarter of 2014, restricted stock grants were made totaling 7,500 shares of common stock. These grants have a vesting period of one year during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $138,000 and will be recognized over the twelve month restriction period at a cost of $11,500 per month less deferred taxes of $4,290 per month.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2014, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2014 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2010. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Loans

The composition of net loans (in thousands) at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$31,062	$27,224
Farmland	30,097	29,634
1-4 Family Mortgages	102,413	105,489
Commercial Real Estate	158,224	145,369
Total Real Estate Loans	321,796	307,716
Business Loans:
Commercial and Industrial Loans	40,971	55,813
Farm Production and Other Farm Loans	1,140	1,308
Total Business Loans	42,111	57,121
Consumer Loans:
Credit Cards	988	1,087
Other Consumer Loans	25,500	26,744
Total Consumer Loans	26,488	27,831
Total Gross Loans	390,395	392,668
Unearned income	(561)	(485)
Allowance for loan losses	(8,362)	(8,078)
Loans, net	$381,472	$384,105

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$130	$136
Farmland	281	352
1-4 Family Mortgages	1,672	1,866
Commercial Real Estate	10,561	8,894

Total Real Estate Loans	12,644	11,248
Business Loans:
Commercial and Industrial Loans	2,131	2,224

Total Business Loans	2,131	2,224
Consumer Loans:
Other Consumer Loans	80	120

Total Consumer Loans	80	120

Total Non-Accrual Loans	$14,855	$13,592

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2014, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$639	$—	$639	$30,423	$31,062	$—
Farmland	366	71	437	29,660	30,097	—
1-4 Family Mortgages	4,827	342	5,169	97,244	102,413	90
Commercial Real Estate	2,348	5,630	4,978	153,246	158,224	—

Total Real Estate Loans	8,180	6,043	14,223	310,573	321,796	90
Business Loans:
Commercial and Industrial Loans	192	—	192	40,779	40,971	—
Farm Production and Other Farm Loans	3	—	3	1,137	1,140	—

Total Business Loans	195	3	195	41,916	42,111	—
Consumer Loans:
Credit Cards	26	17	43	945	988	17
Other Consumer Loans	993	49	1,042	24,458	25,500	12

Total Consumer Loans	1,019	66	1,085	25,403	26,488	29

Total Loans	$9,394	$6,109	$15,503	$377,892	$390,395	$119

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2013 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$170	$—	$170	$27,054	$27,224	$—
Farmland	419	69	488	29,146	29,634	—
1-4 Family Mortgages	4,234	1,088	5,322	100,167	105,489	335
Commercial Real Estate	3,308	9,316	12,624	132,745	145,369	1,750

Total Real Estate Loans	8,131	10,473	18,604	289,112	307,716	2,085

Business Loans:
Commercial and Industrial Loans	248	23	271	55,542	55,813	—
Farm Production and other Farm Loans	5	—	5	1,303	1,308	—

Total Business Loans	253	23	276	56,845	57,121	—

Consumer Loans:
Credit Cards	39	10	49	1,038	1,087	10
Other Consumer Loans	1,105	41	1,146	25,598	26,744	—

Total Consumer Loans	1,144	51	1,195	26,636	27,831	10

Total Loans	$9,528	$10,547	$20,075	$372,593	$392,668	$2,095

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

Impaired loans (in thousands) as of March 31, 2014 and December 31, 2013, segregated by class, are as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
March 31, 2014	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$130	$24	$106	$130	$103	$130
Farmland	281	153	128	281	24	339
1-4 Family Mortgages	1,672	1,328	344	1,672	53	1,653
Commercial Real Estate	10,561	2,797	7,764	10,561	896	9,922

Total Real Estate Loans	12,644	4,302	8,342	12,644	1,076	12,044
Business Loans:
Commercial and Industrial Loans	2,131	47	2,084	2,131	1,560	2,136

Total Business Loans	2,131	47	2,084	2,131	1,560	2,136
Consumer Loans:
Other Consumer Loans	80	80	—	80	—	100

Total Consumer Loans	80	80	—	80	—	100

Total Loans	$14,855	$4,429	$10,426	$14,855	$2,636	$14,281

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2013	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$136	$25	$111	$136	$103	$278
Farmland	352	220	132	352	24	720
1-4 Family Mortgages	1,866	1,054	812	1,866	202	2,111
Commercial Real Estate	8,894	976	7,918	8,894	896	9,535

Total Real Estate Loans	11,248	2,275	8,973	11,248	1,225	12,644

Business Loans:
Commercial and Industrial Loans	2,224	118	2,106	2,224	1,072	1,195
Farm Production and other Farm Loans	—	—	—	—	—	2

Total Business Loans	2,224	118	2,106	2,224	1,072	1,197

Consumer Loans:
Other Consumer Loans	120	120	—	120	—	166

Total Consumer Loans	120	120	—	120	—	166

Total Loans	$13,592	$2,513	$11,079	$13,592	$2,297	$14,007

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
March 31, 2014	Loans	Investment	Investment
Commercial real estate	5	$9,261	$7,024

Total	5	$9,261	$7,024

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2013	Loans	Investment	Investment
Commercial real estate	5	$9,261	$7,119

Total	5	$9,261	$7,119

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2014	5	$7,119
Reductions due to:
Principal paydowns		(95)

Total at March 31, 2014	5	$7,024

The allocated allowance for loan losses attributable to restructured loans was $1,694,274 at March 31, 2014 and $1,196,274 at December 31, 2013. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of March 31, 2014.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2014.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2014:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5, 6	7	8	9	Loans
Real Estate:
Land Development and Construction	$29,024	$176	$1,862	$—	$—	$31,062
Farmland	25,603	805	3,689	—	—	30,097
1-4 Family Mortgages	84,462	4,910	13,041	—	—	102,413
Commercial Real Estate	138,337	5,702	14,185	—	—	158,224

Total Real Estate Loans	277,426	11,593	32,777	—	—	321,796
Business Loans:
Commercial and Industrial Loans	38,179	430	284	2,078	—	40,971
Farm Production and Other Farm Loans	1,133	6	1	—	—	1,140

Total Business Loans	39,312	436	285	2,078	—	42,111
Consumer Loans:
Credit Cards	971	—	17	—	—	988
Other Consumer Loans	24,759	233	464	44	—	25,500

Total Consumer Loans	25,730	233	481	44	—	26,488

Total Loans	$342,468	$12,262	$33,543	$2,122	$—	$390,395

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2013:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5, 6	7	8	9	Loans
Real Estate:
Land Development and Construction	$25,165	$192	$1,867	$—	$—	$27,224
Farmland	25,160	744	3,730	—	—	29,634
1-4 Family Mortgages	87,108	4,671	13,710	—	—	105,489
Commercial Real Estate	125,339	5,915	14,115	—	—	145,369

Total Real Estate Loans	262,772	11,522	33,422	—	—	307,716

Business Loans:
Commercial and Industrial Loans	52,871	426	416	2,100	—	55,813
Farm Production and other Farm Loans	1,298	8	2	—	—	1,308

Total Business Loans	54,169	434	418	2,100	—	57,121

Consumer Loans:
Credit Cards	1,077	—	10	—	—	1,087
Other Consumer Loans	25,942	193	564	42	3	26,744

Total Consumer Loans	27,019	193	574	42	3	27,831

Total Loans	$343,960	$21,295	$34,414	$2,142	$3	$392,668

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The allowance on the majority of the loan portfolio is calculated using a historical chargeoff percentage applied to the current loan balances by loan segment. This historical period is the average of the previous 20 quarters with the most current quarters weighted more heavily to show the effect of the most recent chargeoff activity. This percentage is also adjusted for economic factors such as local unemployment and general business conditions, both local and nationwide.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	Real	Business
March 31, 2014	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499
Provision for possible loan losses	239,280	139,578	(17,490)	361,368
Chargeoffs	61,040	22,760	35,540	119,340
Recoveries	15,155	2,283	24,607	42,045

Net Chargeoffs	45,885	20,477	10,933	77,295

Ending Balance	$4,899,148	$2,886,510	$575,914	$8,361,572

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,075,733	$1,560,619	$—	$2,636,352
Loans collectively evaluated for impairment	3,823,415	1,325,891	575,914	5,725,220

Ending Balance, March 31, 2014	$4,899,148	$2,886,510	$575,914	$8,361,572

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	Real	Business
March 31, 2013	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	742,220	(537,313)	(30,398)	174,509
Chargeoffs	276,473	1,404	60,136	338,013
Recoveries	14,520	7,126	22,164	43,810

Net Chargeoffs	261,953	(5,722)	37,972	294,203

Ending Balance, March 31, 2013	$5,109,826	$1,023,107	$701,642	$6,834,575

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,321,099	$54,706	$—	$1,375,805
Loans collectively evaluated for impairment	3,788,727	968,401	701,642	5,458,770

Ending Balance, March 31, 2013	$5,109,826	$1,023,107	$701,642	$6,834,575

The Corporation’s recorded investment in loans as of March 31, 2014 and December 31, 2013 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2014	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$12,644	$2,131	$80	$14,855
Loans collectively evaluated for general impairment	309,152	39,980	26,408	375,540

	$321,796	$42,111	$26,488	$390,395

	Real	Business
December 31, 2013	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,248	$2,224	$120	$13,592
Loans collectively evaluated for general impairment	296,468	54,897	27,711	379,076

	$307,716	$57,121	$27,831	$392,668

Note 7. Fair Value of Financial Instruments

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$290,623,620	$—	$290,623,620
Mortgage-backed securities	—	16,471,787	—	16,471,787
State, county and municipal obligations	—	96,766,848	—	96,766,848
Other investments	—	—	2,763,689	2,763,689

Total	$—	$403,862,255	$2,763,689	$406,625,944

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$282,816,400	$—	$282,816,400
Mortgage-backed securities	—	17,166,394	—	17,166,394
State, county and municipal obligations	—	95,427,405	—	95,427,405
Other investments	—	—	2,766,203	2,766,203

Total	$—	$395,410,199	$2,766,203	$398,176,402

The following table reports the activity for 2014 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2014	$2,766,203
Unrealized losses included in other comprehensive income	(2,514)

Balance at March 31, 2014	$2,763,689

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2014 that were still held in the balance sheet at March 31, 2014, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$7,790,243	$7,790,243
Other real estate owned	—	—	1,700,995	1,700,995

Total	$—	$—	$9,491,238	$9,491,238

For assets measured at fair value on a nonrecurring basis during 2013 that were still held in the balance sheet at December 31, 2013, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$8,782,923	$8,782,923
Other real estate owned	—	—	645,468	645,468

Total	$—	$—	$9,428,391	$9,428,391

Impaired loans with a carrying value of $10,426,594 and $11,079,526 had an allocated allowance for loan losses of $2,636,352 and $2,296,603 at March 31, 2014 and December 31, 2013, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2014, and recorded at fair value, less costs to sell, was $421,673, of which $8,099 was acquired and sold during this period. There were writedowns in the amount of $72,422 during the period on one property valued at $1,214,999. OREO acquired during 2013 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2013 on OREO acquired in previous years was $276,400 on four properties valued at $645,468.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2014, and December 31, 2013:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
March 31, 2014	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,962,984	$19,962,984	$—	$—	$19,962,984
Interest bearing deposits with banks	784,648	784,648	—	—	784,648
Securities available-for-sale	406,625,944	—	403,862,255	2,763,689	406,625,944
Net loans	381,472,367	—	—	382,927,531	382,927,531
Financial liabilities
Deposits	$687,064,722	$457,546,658	$—	$229,663,801	$687,210,459
Federal Home Loan Bank advances	43,500,000	—	—	44,586,876	44,586,876
Securities Sold under Agreement to Repurchase	64,471,725	64,471,725	—	—	64,471,725

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2013	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,040,195	$16,040,195	$—	$—	$16,040,195
Interest bearing deposits with banks	684,100	684,100	—	—	684,100
Securities available-for-sale	432,065,590	—	395,410,199	2,766,203	398,176,402
Net loans	384,104,766	—	—	385,646,132	385,646,132
Financial liabilities
Deposits	$654,629,796	$422,186,092	$—	$232,602,224	$654,788,316
Federal Home Loan Bank advances	33,500,000	—	—	34,622,359	34,622,359
Securities Sold under Agreement to Repurchase	82,420,781	82,420,781	—	—	82,420,781

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2014, was 31.06% and at December 31, 2013, was 29.44%. Liquidity increased due to an increase in core deposits at March 31, 2014. With this increase, management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $687,064,722 at March 31, 2014, and $654,629,796 at December 31, 2013. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $406,625,944 invested in investment securities at March 31, 2014, and $398,176,402 at December 31, 2013. The Corporation also had $784,648 in interest bearing deposits at other banks at March 31, 2014 and $684,100 at December 31, 2013. The increase in interest bearing deposits was the result of funds being invested in these short term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at March 31, 2014 and $50,000,000 at December 31, 2013. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2014, the Corporation had unused and available $105,808,379 of its line of credit with the FHLB and at December 31, 2013, the Corporation had unused and available $111,782,544 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2013 to March 31, 2014, was the result of a reduction in the amount of loans eligible for the collateral pool partially offset by a reduction in the amount of advances outstanding. The Corporation had $4,600,000 in federal funds purchased as of March 31, 2014 and $27,500,000 at December 31, 2013. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total stockholders’ equity was $72,969,907 at March 31, 2014, as compared to $66,266,202 at December 31, 2013. The reason for the increase in stockholders’ equity was the increase in the accumulated other comprehensive income brought about by the investment securities market value adjustment. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio. This increase was in addition to the increase in the amount of earnings in excess of dividends paid.

Cash dividends in the amount of $1,073,075, or $0.22 per share, have been paid as of the end of the quarter ended March 31, 2014.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2014, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total Capital (to Risk-Weighted Assets)	$91,651,683	17.55%	$41,781,809	>8.00%	$52,227,261	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	85,100,644	16.29%	20,890,905	>4.00%	31,336,357	>6.00%
Tier 1 Capital (to Average Assets)	85,100,644	9.72%	35,029,515	>4.00%	43,786,894	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended March 31,
	2014	2013
Interest Income, including fees	$7,945,928	$7,987,647
Interest Expense	728,859	1,232,226

Net Interest Income	7,217,069	6,755,421
Provision for Loan Losses	361,368	174,509

Net Interest Income after
Provision for Loan Losses	6,855,701	6,580,912
Other Income	1,783,480	1,680,991
Other Expense	6,368,863	6,557,164

Income Before Provision For
Income Taxes	2,270,318	1,704,739
Provision for Income Taxes	473,165	290,293

Net Income	$1,797,153	$1,414,446

Net Income Per share - Basic	$0.37	$0.29

Net Income Per Share-Diluted	$0.37	$0.29

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 10.48% for the three months ended March 31, 2014, and 6.59% for the corresponding period in 2013. The increase in ROE was caused by a decrease in average equity that occurred as a result of the decrease in accumulated other comprehensive income.

The book value per share increased to $14.96 at March 31, 2014, compared to $13.61 at December 31, 2013. The increase in book value per share reflects the increase in other comprehensive income due to the increase in fair value of the Corporation’s investment securities in addition to the amount of earnings in excess of dividends. Average assets for the three months ended March 31, 2014, were $878,887,532 compared to $882,285,119 for the year ended December 31, 2013.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.65% for the first quarter of 2014 compared to 3.52% for the corresponding period of 2013. The increase in net interest margin from 2013 to 2014 is the result of the decrease in rates paid on deposits and borrowed funds exceeding the decrease in yields on earning assets, partially offset by a decrease in average earning assets, as detailed below. Earning assets averaged $787,561,078 for the three months ended March 31, 2014. This represents a decrease of $23,227,276, or 2.9%, over average earning assets of $810,788,354 for the three-month period ended March 31, 2013. The decrease in average earning assets for the three months ended March 31, 2014, is the result of a decrease in investment securities and a decrease in loans due to payments on existing loans exceeding new loans.

Interest bearing deposits averaged $541,714,878 for the three months ended March 31, 2014. This represents an increase of $3,054,880, or 0.6%, from the average of interest bearing deposits of $538,659,998 for the three-month period ended March 31, 2013. This was due, in large part, to an increase in interest-bearing NOW and savings accounts partially offset by a decrease in certificates of deposit and money market accounts.

Other borrowed funds averaged $132,998,715 for the three months ended March 31, 2014. This represents a decrease of $6,291,924, or 4.5%, over the other borrowed funds of $139,290,639 for the three-month period ended March 31, 2013. This decrease in other borrowed funds was due to a $4,962,713 increase in the securities sold under agreement to repurchase, a $42,414 decrease in the Agribusiness Enterprise Loan Liability, a $4,787,777 increase in Federal Funds Purchased and a decrease in the FHLB advances of $16,000,000 for the three-month period ended March 31, 2014, when compared to the three-month period ended March 31, 2013.

Net interest income was $7,217,069 for the three-month period ended March 31, 2014, an increase of $461,648 from $6,755,421 for the three-month period ended March 31, 2013, primarily due to an increase in volume partially offset by a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended March 31, 2014, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets decreased from the same period in 2013. The yield on all interest bearing assets decreased 12 basis points to 4.01% in the first quarter of 2014 from 4.13% for the same period in 2013. At the same time, the rate paid on all interest bearing liabilities for the first quarter of 2014 decreased by 29 basis points to 0.44% from 0.73% in the same period of 2013. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended March 31,
	2014	2013
Interest and Fees	$5,043,910	$5,199,181
Average Gross Loans	390,300,188	370,197,522
Annualized Yield	5.17%	5.62%

The decrease in interest rates in the three-month period ended March 31, 2014, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation charges off that portion of any loan that management has determined to be a loss. A loan is generally considered by management to represent a loss, in whole or in part, when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan that is declared a loss is charged against the Corporation’s allowance for loan losses.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$390,395,250	$392,667,601	$(2,272,351)	-0.58%
Allowance for Loan Losses	8,361,572	8,077,499	284,073	3.52%
Nonaccrual Loans	14,854,893	13,591,793	1,263,100	9.29%
Ratios:
Allowance for loan losses to gross loans	2.14%	2.06%
Net loans charged off to allowance for loan losses	0.92%	13.38%

The provision for loan losses for the three months ended March 31, 2014, was $361,368, an increase of $186,859 from the $174,509 provision for the same period in 2013. The change in our loan loss provisions for the three-month period is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list exceeded payments received.

For the three months ended March 31, 2014, net loan losses charged to the allowance for loan losses totaled $77,294, a decrease of $216,909 from the $294,203 charged off in the same period in 2013. This decrease was due to an overall decrease in the number of charge offs in 2014 when compared to the same period in 2013 and not the result of any one loan segment.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first three months of 2014 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2014 was $1,783,480, an increase of $102,489, or 6.1%, from the same period in 2013. Service charges on deposit accounts increased by $38,874, or 4.4%, to $929,731 in the three months ended March 31, 2014, compared to $890,857 for the same period in 2013. Other service charges and fees increased by $31,510, or 7.0%, in the three months ended March 31, 2014, compared to the same period in 2013. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months Ended March 31,
Other Income	2014	2013
BOLI Insurance	$144,000	$120,000
Mortgage Loan Origination Income	69,419	120,244
Other Income	156,193	96,963

Total Other Income	$369,612	$337,207

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended March 31, 2014 and 2013 were $6,368,863 and $6,557,164, respectively, a decrease of $188,301, or 2.9%, from 2013 to 2014. Salaries and benefits increased to $3,355,837 for the three months ended March 31, 2014, from $3,306,170 for the same period in 2013. This represents an increase of $49,667, or 1.5%. This increase was the result of an increase in the number of employees brought about by the expansion of two branches in Biloxi, Mississippi. Occupancy expense decreased by $139,449, or 12.5%, to $973,062 for the three months ended March 31, 2014, when compared to the same period of 2013. This decrease is due in part to a decrease in office and equipment rental. Other operating expenses decreased by $98,519 from 2014 to 2013. This decrease is due mainly to lower loan collection costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
Other Operating Expense	2014	2013
Advertising	151,984	146,168
Office Supplies	177,955	134,471
Legal and Audit Fees	104,654	99,250
Telephone expense	108,436	110,767
Postage and Freight	122,391	117,643
Loan Collection Expense	69,860	220,611
Other Losses	225,493	154,032
Regulatory and related expense	191,586	331,395
Debit Card/ATM expense	165,022	169,551
Travel and Convention	36,833	45,395
Other expenses	685,750	609,200

Total Other Expense	$2,039,964	$2,138,483

The Corporation’s efficiency ratio for the three months ended March 31, 2014, was 68.65% compared to the 74.95% for the same period in 2013. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cash and Due From Banks	$19,962,984	$16,040,195	$3,922,789	24.46%
Interest Bearing deposits with Other Banks	784,648	684,100	100,548	14.70%
Investment Securities	406,625,944	398,176,402	8,449,542	2.12%
Loans, net	381,472,367	384,104,766	(2,632,399)	-0.69%
Total Assets	881,619,578	873,068,899	8,550,679	0.98%
Total Deposits	687,064,722	654,629,796	32,434,926	4.95%
Total Stockholders’ Equity	72,969,907	66,266,202	6,703,705	10.12%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2014 was $19,962,984, an increase of $3,922,789 from the balance of $16,040,195 at December 31, 2013, due to an increase in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

PREMISES AND EQUIPMENT

During the period ended March 31, 2014, premises and equipment increased by $402,705, or 2.2%, to $19,025,859 when compared to $18,623,154 at December 31, 2013. The increase was due to the addition of property and equipment exceeding the amount of depreciation for the period.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments at March 31, 2014, increased by $8,449,542, or 2.1%, to $406,625,944 from $398,176,402 at December 31, 2013. This increase is due to changes in the market value of the securities portfolio offset by redemptions of investment securities.

LOANS

The loan balance decreased by $2,632,399 during the three months ended March 31, 2014, to $381,472,367 from $384,104,766 at December 31, 2013. Loan demand, especially in business loan and consumer loan categories, remained weak and competition for available loans was great during the first three months of 2014. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$139,015,106	$120,424,895	$18,590,211	15.44%
Interest-Bearing Deposits	262,116,872	248,015,410	14,101,462	5.69%
Savings Deposits	56,414,680	53,745,787	2,668,893	4.97%
Certificates of Deposit	229,518,064	232,443,704	(2,925,640)	-1.26%

Total Deposits	$687,064,722	$654,629,796	$32,434,926	4.95%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the three months ended March 31, 2014. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments have historically enabled the Corporation to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risks below that it presently believes could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments that could affect the Corporation’s financial performance. The following discussion highlights potential risks, which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service-oriented banking experience to individuals and businesses compared with what the Corporation believes is the more rigid and less friendly environment found in larger banks. This requires the Corporation to offer most, if not all, of the products and conveniences that are offered by the larger banks with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof, and execute on the strategy.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2014, the Corporation had approximately $8.4 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

Financing, Funding and Liquidity Risks

One of the most important aspects of management’s efforts to sustain long-term profitability for the Corporation is the management of interest rate risk. Management’s goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity.

The Corporation’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Corporation can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Corporation’s decisions on pricing its assets and liabilities, which impacts net interest income, an important cash flow stream for the Corporation. As a result, a substantial part of the Corporation’s risk-management activities are devoted to managing interest-rate risk. Currently, the Corporation does not have any significant risks related to foreign currency exchange, commodities or equity risk exposures.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates, it is flat when short-term rates are equal, or nearly equal, to long-term rates, and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending as well as the rules and regulations promulgated by the Securities and Exchange commission and the NASDAQ. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

The Corporation also faces litigation risks from customers (individually or in class actions) and from federal or state regulators. Litigation is an unavoidable part of doing business, and the Corporation manages those risks through internal controls, personnel training, insurance, litigation management, the Corporation’s compliance and ethics processes and other means. However, the commencement, outcome and magnitude of litigation cannot be predicted or controlled with any certainty.

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with United States GAAP requires management to make significant estimates that affect the financial statements. The Corporation’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation makes today.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation is supplementing the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014, to include the following:

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

Under these recently adopted rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Corporation on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) DATE: May 9, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on March 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).