Form 10-Q
period 2014-06-30
CITIZENS HOLDING CO /MS/
filed 2014-08-11
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2014:

Title	Outstanding
Common Stock, $0.20 par value	4,877,614

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED JUNE 30, 2014

PART I.		FINANCIAL INFORMATION	1

	Item 1.	Consolidated Financial Statements.	1

		Consolidated Statements of Condition
		June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	1

		Consolidated Statements of Income
		Three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited)	2

		Consolidated Statements of Comprehensive Income (Loss)
		Three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows
		Six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited)	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	42

	Item 4.	Controls and Procedures.	45

PART II.		OTHER INFORMATION	46

	Item 1.	Legal Proceedings.*

	Item 1A.	Risk Factors.	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.*

	Item 3.	Defaults Upon Senior Securities.*

	Item 4.	Mine Safety Disclosures.*

	Item 5.	Other Information.*

	Item 6.	Exhibits.	48

	*	None or Not Applicable

SIGNATURES			49

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	June 30 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Cash and due from banks	$22,135,487	$16,040,195
Interest bearing deposits with other banks	6,923,219	684,100
Investment securities held to maturity, at book value	205,717,189	—
Investment securities available for sale, at fair value	201,585,598	398,176,402
Loans, net of allowance for loan losses of $8,539,428 in 2014 and $8,077,499 in 2013	381,203,975	384,104,766
Premises and equipment, net	19,702,981	18,623,154
Other real estate owned, net	3,368,999	3,751,168
Accrued interest receivable	3,938,291	4,132,053
Cash value of life insurance	21,927,499	22,208,962
Intangible assets, net	3,149,657	3,149,657
Other assets	18,181,057	22,198,442

TOTAL ASSETS	$887,833,952	$873,068,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$140,377,329	$120,424,895
Interest-bearing NOW and money market accounts	263,573,417	248,015,410
Savings deposits	59,378,201	53,745,787
Certificates of deposit	228,118,418	232,443,704

Total deposits	691,447,365	654,629,796

Securities sold under agreement to repurchase	76,701,609	82,420,781
Federal funds purchased	—	27,500,000
Federal Home Loan Bank advances	33,500,000	33,500,000
Accrued interest payable	183,395	199,513
Deferred compensation payable	7,093,713	6,719,948
Other liabilities	1,274,847	1,832,659

Total liabilities	810,200,929	806,802,697

SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,877,614 shares outstanding at June 30, 2014 and 4,870,114 shares outstanding at December 31, 2013	975,482	974,023
Additional paid-in capital	3,769,717	3,748,176
Retained earnings	84,536,046	82,792,524
Accumulated other comprehensive loss, net of tax benefit of $6,929,485 in 2014 and $12,640,667 in 2013	(11,648,222)	(21,248,521)

Total shareholders’ equity	77,633,023	66,266,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$887,833,952	$873,068,899

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$5,067,445	$5,120,642	$10,111,355	$10,319,823
Investment securities	2,851,155	2,850,563	5,748,124	5,621,329
Other interest	6,913	19,714	11,962	37,414

Total interest income	7,925,513	7,990,919	15,871,441	15,978,566

INTEREST EXPENSE
Deposits	421,870	494,614	840,166	1,014,757
Other borrowed funds	312,081	690,468	622,644	1,402,551

Total interest expense	733,951	1,185,082	1,462,810	2,417,308

NET INTEREST INCOME	7,191,562	6,805,837	14,408,631	13,561,258

PROVISION FOR LOAN LOSSES	211,535	574,595	572,903	749,104

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,980,027	6,231,242	13,835,728	12,812,154

OTHER INCOME
Service charges on deposit accounts	963,826	913,942	1,893,557	1,804,799
Other service charges and fees	524,695	473,586	1,009,132	926,513
Other income	995,101	541,342	1,364,413	878,549

Total other income	2,483,622	1,928,870	4,267,102	3,609,861

OTHER EXPENSES
Salaries and employee benefits	3,252,370	3,336,317	6,608,207	6,642,487
Occupancy expense	1,570,995	1,111,195	2,544,057	2,223,706
Other operating expense	2,222,630	1,699,519	4,262,594	3,838,002

Total other expenses	7,045,995	6,147,031	13,414,858	12,704,195

INCOME BEFORE PROVISION FOR INCOME TAXES	2,417,654	2,013,081	4,687,972	3,717,820

PROVISION FOR INCOME TAXES	325,135	409,337	798,300	699,630

NET INCOME	$2,092,519	$1,603,744	$3,889,672	$3,018,190

NET INCOME PER SHARE -Basic	$0.43	$0.33	$0.80	$0.62

-Diluted	$0.43	$0.33	$0.80	$0.62

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,092,519	$1,603,744	$3,889,672	$3,018,190

Other comprehensive income (loss)

Securities available-for-sale
Unrealized holding gains (losses)	22,449,569	(28,291,193)	31,968,113	(26,037,912)
Income tax effect	(8,373,689)	8,871,667	(11,924,106)	9,712,141

	14,075,880	(19,419,526)	20,044,007	(16,325,771)

Reclassification adjustment for gains included in net income	(9,102)	(154,655)	(9,102)	(154,655)
Income tax effect	3,395	57,686	3,395	57,686

	(5,707)	(96,969)	(5,707)	(96,969)

Securities held-to-maturity
Unrealized losses transferred to held-to-maturity	(17,061,438)	—	(17,061,438)	—
Amortization of net unrealized losses transferred during the period	413,908	—	413,908	—
Income tax effect	6,209,529	—	6,209,529	—

	(10,438,001)	—	(10,438,001)	—

Total other comprehensive income (loss)	3,632,172	(19,516,495)	9,600,299	(16,422,740)

Comprehensive income (loss)	$5,724,691	$(17,912,751)	$13,489,971	$(13,404,550)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$3,850,163	$6,335,193

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	4,609,491	74,355,294
Proceeds from sales of securities available for sale	1,381,596	37,061,134
Purchases of investment securities available for sale	—	(135,615,144)
Purchases of bank premises and equipment	(1,654,936)	(101,530)
(Decrease) increase in interest bearing deposits with other banks	(6,239,119)	12,690,510
Proceeds from sale of other real estate	339,934	1,032,649
Redemption of Federal Home Loan Bank Stock	449,700	—
Net decrease in loans	1,906,215	4,023,265

Net cash provided by (used by) investing activities	792,881	(6,553,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,817,569	10,605,894
Net change in securities sold under agreement to repurchase	(5,719,172)	(8,862,666)
Proceeds from exercising stock options	—	128,950
Decrease in Federal Home Loan Bank advances	—	(25,000,000)
(Decrease) increase in federal funds purchased	(27,500,000)	23,500,000
Payment of dividends	(2,146,149)	(2,142,520)

Net cash provided (used by) by financing activities	1,452,248	(1,770,342)

Net increase (decrease) in cash and due from banks	6,095,292	(1,988,971)

Cash and due from banks, beginning of period	16,040,195	21,561,288

Cash and due from banks, end of period	$22,135,487	$19,572,317

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America GAAP. However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2014, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $57,418,522 compared to an aggregate unused balance of $40,701,380 at December 31, 2013. There was $2,753,980 of letters of credit outstanding at June 30, 2014 and $2,809,330 at December 31, 2013. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

The Corporation is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provisions are made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not likely have a material impact on the Corporation’s consolidated financial condition or results of operations.

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	4,870,114	4,868,977	4,870,114	4,866,237
Dilutive effect of granted options	704	588	535	3,363

Diluted weighted average shares outstanding	4,870,818	4,869,565	4,870,649	4,869,600

Net income	$2,092,519	$1,603,744	$3,889,672	$3,018,190
Net income per share-basic	$0.43	$0.33	$0.80	$0.62
Net income per share-diluted	$0.43	$0.33	$0.80	$0.62

Note 4. Equity Compensation Plans

Prior to the adoption of the 2013 Plan , as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan, (the “Employees’ Plan”), for employees.

The following table is a summary of the stock option activity for the six months ended June 30, 2014.

	Directors’ Plan		Employees’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	103,500	$21.30	82,000	$22.06	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(7,500)	22.25	(33,500)	21.93	—	—

Outstanding at June 30, 2014	96,000	$21.23	48,500	$22.15	—	$—

The intrinsic value of options granted under the Directors’ Plan at June 30, 2014, was $15,810, the intrinsic value of options granted under the Employees’ Plan at June 30, 2014, was $1,530 and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for a total intrinsic value at June 30, 2014, of $17,340.

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

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2014, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2014 relative to any tax positions taken. It is the Corporation’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2010. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Securities available-for-sale
Obligations of U.S. Government agencies	$93,991,752	$99,190	$4,761,448	$89,329,494
Mortgage-backed securities	14,855,723	962,027	—	15,817,750
State, County, Municipals	91,681,995	3,030,515	1,092,074	93,620,436
Other investments	3,025,100	—	207,182	2,817,918

Total	$203,554,570	$4,091,732	$6,060,704	$201,585,598

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Securities available-for-sale
Obligations of U.S. Government agencies	$316,305,125	$98,740	$33,587,465	$282,816,400
Mortgage-backed securities	16,476,430	719,825	29,861	17,166,394
State, County, Municipals	96,258,584	2,309,291	3,140,470	95,427,405
Other investments	3,025,451	—	259,248	2,766,203

Total	$432,065,590	$3,127,856	$37,017,044	$398,176,402

During the second quarter of 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from the available for sale to the held to maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

The fair value of the securities transferred as of the date of transfer was $205,260,985 with a net unrealized loss of $17,061,438. In accordance with ASC 320-10-35-16, the discount on each security that resulted from this transfer is amortized over the remaining lives of the individual securities. Any unrealized holding losses on the date of the transfer are not recognized in net income but remain in accumulated other comprehensive loss. In accordance with ASC 320-10-15-10d, the unrealized loss amounts in accumulated other comprehensive loss are amortized simultaneously against interest income as the discount is accreted on the transferred securities. There is no effect on net income as the discount accretion offsets the accumulated other comprehensive loss amortization.

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Securities held-to-maturity
Obligations of U.S. Government agencies	$205,717,189	$2,199,466	$441,768	$207,474,887

Total	$205,717,189	$2,199,466	$441,768	$207,474,887

As of December 31, 2013, the Corporation had not classified any securities as held-to-maturity.

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2014 and December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$6,923,239	$7,025,050	$2,429,035	$2,448,452
Due after one year through five years	13,565,955	13,964,319	25,040,034	26,060,534
Due after five years through ten years	82,700,057	81,116,351	106,046,230	101,286,491
Due after ten years	100,365,319	99,479,878	298,550,291	268,380,925

Total	$203,554,570	$201,585,598	$432,065,590	$398,176,402

Held-to-maturity
Due after five years through ten years	$18,237,573	$18,396,756	$—	$—
Due after ten years	187,479,616	189,078,131	—	—

Total	$205,717,189	$207,474,887	$—	$—

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2014 and December 31, 2013.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2014	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$9,784	$216	$78,446	$4,546	$88,230	$4,762
State, County, Municipal	842	4	20,345	1,088	21,187	1,092
Other investments	—	—	2,818	207	2,818	207

Total	$10,626	$220	$101,609	$5,841	$112,235	$6,061

December 31, 2013	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$255,350	$29,954	$26,367	$3,633	$281,717	$33,587
Mortgage backed securities	3,581	30	—	—	3,581	30
State, County, Municipal	20,131	1,461	10,014	1,680	30,145	3,141
Other investments	—	—	2,766	259	2,766	259

Total	$279,062	$31,445	$39,147	$5,572	$318,209	$37,017

A summary of unrealized loss information for securities held-to-maturity categorized by security type follows (in thousands):

June 30, 2014	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$9,206	$60	$18,301	$382	$27,507	$442

Total	$9,206	$60	$18,301	$382	$27,507	$442

There were no securities designated as held-to-maturity as of December 31, 2013.

Note 7. Loans

The composition of net loans (in thousands) at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$36,309	$27,224
Farmland	29,597	29,634
1-4 Family Mortgages	101,928	105,489
Commercial Real Estate	146,590	145,369

Total Real Estate Loans	314,424	307,716

Business Loans:
Commercial and Industrial Loans	48,616	55,813
Farm Production and Other Farm Loans	1,253	1,308

Total Business Loans	49,869	57,121

Consumer Loans:
Credit Cards	1,014	1,087
Other Consumer Loans	25,014	26,744

Total Consumer Loans	26,028	27,831

Total Gross Loans	390,321	392,668

Unearned income	(578)	(485)
Allowance for loan losses	(8,539)	(8,078)

Loans, net	$381,204	$384,105

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$114	$136
Farmland	221	352
1-4 Family Mortgages	1,610	1,866
Commercial Real Estate	10,476	8,894

Total Real Estate Loans	12,421	11,248

Business Loans:
Commercial and Industrial Loans	2,117	2,224

Total Business Loans	2,117	2,224

Consumer Loans:
Other Consumer Loans	126	120

Total Consumer Loans	126	120

Total Non-Accrual Loans	$14,664	$13,592

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2014, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$298	$13	$311	$35,998	$36,309	$—
Farmland	2,285	85	2,370	27,227	29,597	21
1-4 Family Mortgages	4,493	761	5,254	96,674	101,928	258
Commercial Real Estate	5,853	11,260	17,113	129,477	146,590	213

Total Real Estate Loans	12,929	12,119	25,048	289,376	314,424	492

Business Loans:
Commercial and Industrial Loans	2,182	—	2,182	46,434	48,616	77
Farm Production and Other Farm Loans	—	—	—	1,253	1,253	—

Total Business Loans	2,182	—	2,182	47,687	49,869	77

Consumer Loans:
Credit Cards	12	8	20	994	1,014	8
Other Consumer Loans	1,098	143	1,241	23,773	25,014	10

Total Consumer Loans	1,110	151	1,261	24,767	26,028	18

Total Loans	$16,221	$12,270	$28,491	$361,830	$390,321	$587

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2013 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$170	$—	$170	$27,054	$27,224	$—
Farmland	419	69	488	29,146	29,634	—
1-4 Family Mortgages	4,234	1,088	5,322	100,167	105,489	335
Commercial Real Estate	3,308	9,316	12,624	132,745	145,369	1,750

Total Real Estate Loans	8,131	10,473	18,604	289,112	307,716	2,085

Business Loans:
Commercial and Industrial Loans	248	23	271	55,542	55,813	—
Farm Production and other Farm Loans	5	—	5	1,303	1,308	—

Total Business Loans	253	23	276	56,845	57,121	—

Consumer Loans:
Credit Cards	39	10	49	1,038	1,087	10
Other Consumer Loans	1,105	41	1,146	25,598	26,744	—

Total Consumer Loans	1,144	51	1,195	26,636	27,831	10

Total Loans	$9,528	$10,547	$20,075	$372,593	$392,668	$2,095

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

Impaired loans (in thousands) as of June 30, 2014 and December 31, 2013, segregated by class, are as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2014
Real Estate:
Land Development and Construction	$114	$13	$101	$114	$101	$132
Farmland	221	95	126	221	24	329
1-4 Family Mortgages	1,610	1,296	314	1,610	47	1,721
Commercial Real Estate	10,476	2,796	7,680	10,476	896	9,683

Total Real Estate Loans	12,421	4,200	8,221	12,421	1,068	11,865

Business Loans:
Commercial and Industrial Loans	2,117	41	2,076	2,117	2,069	2,148

Total Business Loans	2,117	41	2,076	2,117	2,069	2,148

Consumer Loans:
Other Consumer Loans	126	126	—	126	—	163

Total Consumer Loans	126	126	—	126	—	163

Total Loans	$14,664	$4,367	$10,297	$14,664	$3,137	$14,176

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2013
Real Estate:
Land Development and Construction	$136	$25	$111	$136	$103	$278
Farmland	352	220	132	352	24	720
1-4 Family Mortgages	1,866	1,054	812	1,866	202	2,111
Commercial Real Estate	8,894	976	7,918	8,894	896	9,535

Total Real Estate Loans	11,248	2,275	8,973	11,248	1,225	12,644

Business Loans:
Commercial and Industrial Loans	2,224	118	2,106	2,224	1,072	1,195
Farm Production and other Farm Loans	—	—	—	—	—	2

Total Business Loans	2,224	118	2,106	2,224	1,072	1,197

Consumer Loans:
Other Consumer Loans	120	120	—	120	—	166

Total Consumer Loans	120	120	—	120	—	166

Total Loans	$13,592	$2,513	$11,079	$13,592	$2,297	$14,007

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2014
Commercial real estate	5	$9,261	$6,952

Total	5	$9,261	$6,952

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2013
Commercial real estate	5	$9,261	$7,119

Total	5	$9,261	$7,119

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2014	5	$7,119
Reductions due to:
Principal paydowns		(167)

Total at June 30, 2014	5	$6,952

The allocated allowance for loan losses attributable to restructured loans was $2,202,414 at June 30, 2014 and $1,196,274 at December 31, 2013. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of June 30, 2014.

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

Grade 3. AVERAGE RISK - This is the rating assigned to the majoprity of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2014.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2014:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$34,387	$—	$1,922	$—	$—	$36,309
Farmland	25,230	825	3,542	—	—	29,597
1-4 Family Mortgages	85,080	4,334	12,514	—	—	101,928
Commercial Real Estate	127,810	5,754	13,026	—	—	146,590

Total Real Estate Loans	272,507	10,913	31,004	—	—	314,424

Business Loans:
Commercial and Industrial Loans	45,930	425	233	2,028	—	48,616
Farm Production and Other Farm Loans	1,253	—	—	—	—	1,253

Total Business Loans	47,183	425	233	2,028	—	49,869

Consumer Loans:
Credit Cards	1,006	—	8	—	—	1,014
Other Consumer Loans	24,378	204	402	25	5	25,014

Total Consumer Loans	25,384	204	410	25	5	26,028

Total Loans	$345,074	$11,542	$31,647	$2,053	$5	$390,321

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2013:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$25,165	$192	$1,867	$—	$—	$27,224
Farmland	25,160	744	3,730	—	—	29,634
1-4 Family Mortgages	87,108	4,671	13,710	—	—	105,489
Commercial Real Estate	125,339	5,915	14,115	—	—	145,369

Total Real Estate Loans	262,772	11,522	33,422	—	—	307,716

Business Loans:
Commercial and Industrial Loans	52,871	426	416	2,100	—	55,813
Farm Production and other Farm Loans	1,298	8	2	—	—	1,308

Total Business Loans	54,169	434	418	2,100	—	57,121

Consumer Loans:
Credit Cards	1,077	—	10	—	—	1,087
Other Consumer Loans	25,942	193	564	42	3	26,744

Total Consumer Loans	27,019	193	574	42	3	27,831

Total Loans	$343,960	$21,295	$34,414	$2,142	$3	$392,668

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The allowance on the majority of the loan portfolio is calculated using a historical chargeoff percentage applied to the current loan balances by loan segment. This historical period is the average of the previous twenty quarters with the most current quarters weighted more heavily to show the effect of the most recent chargeoff activity. This percentage is also adjusted for economic factors such as local unemployment and general business conditions, both local and nationwide.

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014:

	Real	Business
	Estate	Loans	Consumer	Total
June 30, 2014
Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499
Provision for possible loan losses	(172,350)	764,154	(18,902)	572,903
Chargeoffs	101,615	22,760	67,287	191,662
Recoveries	35,488	5,748	39,453	80,689

Net Chargeoffs	66,127	17,012	27,834	110,973

Ending Balance	$4,467,276	$3,514,551	$557,601	$8,539,428

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,067,821	$2,068,759	$—	$3,136,580
Loans collectively evaluated for impairment	3,399,455	1,445,792	557,601	5,402,848

Ending Balance, June 30, 2014	$4,467,276	$3,514,551	$557,601	$8,539,428

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013:

	Real	Business
	Estate	Loans	Consumer	Total
June 30, 2013
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	640,104	262,487	(153,487)	749,104
Chargeoffs	606,296	345,651	75,725	1,027,672
Recoveries	72,133	13,311	41,898	127,342

Net Chargeoffs	534,163	332,340	33,827	900,330

Ending Balance, June 30, 2013	$4,735,500	$1,484,845	$582,698	$6,803,043

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,244,809	$54,706	$—	$1,299,515
Loans collectively evaluated for impairment	3,490,691	1,430,139	582,698	5,503,528

Ending Balance, June 30, 2013	$4,735,500	$1,484,845	$582,698	$6,803,043

The Corporation’s recorded investment in loans as of June 30, 2014 and December 31, 2013 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
	Estate	Loans	Consumer	Total
June 30, 2014
Loans individually evaluated for specific impairment	$12,421	$2,117	$126	$14,664
Loans collectively evaluated for general impairment	302,003	47,752	25,902	375,657

	$314,424	$49,869	$26,028	$390,321

	Real	Business
	Estate	Loans	Consumer	Total
December 31, 2013
Loans individually evaluated for specific impairment	$11,248	$2,224	$120	$13,592
Loans collectively evaluated for general impairment	296,468	54,897	27,711	379,076

	$307,716	$57,121	$27,831	$392,668

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$89,329,494	$—	$89,329,494
Mortgage-backed securities	—	15,817,750	—	15,817,750
State, county and municipal obligations	—	93,620,436	—	93,620,436
Other investments	—	—	2,817,918	2,817,918

Total	$—	$198,767,680	$2,817,918	$201,585,598

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$282,816,400	$—	$282,816,400
Mortgage-backed securities	—	17,166,394	—	17,166,394
State, county and municipal obligations	—	95,427,405	—	95,427,405
Other investments	—	—	2,766,203	2,766,203

Total	$—	$395,410,199	$2,766,203	$398,176,402

The following table reports the activity for 2014 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product
Balance at January 1, 2014	$2,766,203
Unrealized losses included in other comprehensive income	51,716

Balance at June 30, 2014	$2,817,919

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2014 that were still held in the balance sheet at June 30, 2014, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$7,160,015	$7,160,015
Other real estate owned	—	—	2,173,075	2,173,075

Total	$—	$—	$9,333,090	$9,333,090

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

Impaired loans with a carrying value of $10,296,595 and $11,079,526 had an allocated allowance for loan losses of $3,136,580 and $2,296,603 at June 30, 2014 and December 31, 2013, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2014, and recorded at fair value, less costs to sell, was $421,673, of which $8,099 was acquired and sold during this period. There were writedowns in the amount of $463,908 during the period on ten properties valued at $1,759,501. OREO acquired during 2013 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2013 on OREO acquired in previous years was $276,400 on four properties valued at $645,468.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2014, and December 31, 2013:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial assets
Cash and due from banks	$22,135,487	$22,135,487	$—	$—	$22,135,487
Interest bearing deposits with banks	6,923,219	6,923,219	—	—	6,923,219
Securities held-to-maturity	205,717,189		207,474,887		207,474,887
Securities available-for-sale	201,585,598	—	198,767,680	2,817,918	201,585,598
Net loans	381,203,975	—	—	382,676,030	382,676,030

Financial liabilities
Deposits	$691,447,365	$463,328,947	$—	$228,261,848	$691,590,795
Federal Home Loan Bank advances	33,500,000	—	—	34,557,435	34,557,435
Securities Sold under Agreement to Repurchase	76,701,609	76,701,609	—	—	76,701,609

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Financial assets
Cash and due from banks	$16,040,195	$16,040,195	$—	$—	$16,040,195
Interest bearing deposits with banks	684,100	684,100	—	—	684,100
Securities available-for-sale	432,065,590	—	395,410,199	2,766,203	398,176,402
Net loans	384,104,766	—	—	385,646,132	385,646,132

Financial liabilities
Deposits	$654,629,796	$422,186,092	$—	$232,602,224	$654,788,316
Federal Home Loan Bank advances	33,500,000	—	—	34,622,359	34,622,359
Securities Sold under Agreement to Repurchase	82,420,781	82,420,781	—	—	82,420,781

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

Securities Held-to-Maturity

Securities held-to-maturity consists of debt securities such as obligations of states and other political subdivisions. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2014, was 33.19% and at December 31, 2013, was 29.44%, which increased due to an increase in core deposits at June 30, 2014. Despite this increase, management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $691,447,365 at June 30, 2014, and $654,629,796 at December 31, 2013. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $407,302,787 invested in investment securities at June 30, 2014, and $398,176,402 at December 31, 2013. The Corporation also had $6,923,219 in interest bearing deposits at other banks at June 30, 2014 and $684,100 at December 31, 2013. The increase in interest bearing deposits was the result of funds being invested in these short term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at June 30, 2014 and $50,000,000 at December 31, 2013. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2014, the Corporation had unused and available $118,218,917 of its line of credit with the FHLB and at December 31, 2013, the Corporation had unused and available $111,782,544 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2013 to June 30, 2014, was the result of an increase in the amount of loans eligible for the collateral pool. The Corporation had $0 in federal funds purchased as of June 30, 2014 and $27,500,000 at December 31, 2013. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total shareholders’ equity was $77,633,023 at June 30, 2014, as compared to $66,266,202 at December 31, 2013. The reason for the increase in shareholders’ equity was the decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio. This decrease was in addition to the increase in the amount of earnings in excess of dividends paid.

Aggregate cash dividends in the amount of $2,146,149, or $0.44 per share, have been paid as of the end of the second quarter ended June 30, 2014.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2014, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total Capital (to Risk-Weighted Assets)	$92,647,622	17.84%	$41,540,743	>8.00%	$51,925,928	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	86,131,588	16.59%	20,770,371	>4.00%	31,155,557	>6.00%

Tier 1 Capital ( to Average Assets)	86,131,588	9.89%	34,832,890	>4.00%	43,541,112	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest Income, including fees	$7,925,513	$7,990,919	$15,871,441	$15,978,566
Interest Expense	733,951	1,185,082	1,462,810	2,417,308

Net Interest Income	7,191,562	6,805,837	14,408,631	13,561,258
Provision for Loan Losses	211,535	574,595	572,903	749,104

Net Interest Income after
Provision for Loan Losses	6,980,027	6,231,242	13,835,728	12,812,154
Other Income	2,483,622	1,928,870	4,267,102	3,609,861
Other Expense	7,045,995	6,147,031	13,414,858	12,704,195

Income Before Provision For
Income Taxes	2,417,654	2,013,081	4,687,972	3,717,820
Provision for Income Taxes	325,135	409,337	798,300	699,630

Net Income	$2,092,519	$1,603,744	$3,889,672	$3,018,190

Net Income Per share - Basic	$0.43	$0.33	$0.80	$0.62

Net Income Per Share-Diluted	$0.43	$0.33	$0.80	$0.62

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.55% for the three months ended June 30, 2014, and 7.30% for the corresponding period in 2013. For the six months ended June 30, 2014, ROE was 11.50% compared to 6.59% for the six months ended June 30, 2013. In both instances, the increase in ROE was caused by a decrease in average equity that occurred as a result of the decrease in accumulated other comprehensive loss and increased income.

The book value per share increased to $15.92 at June 30, 2014, compared to $13.61 at December 31, 2013. The increase in book value per share reflects the decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities in addition to the amount of earnings in excess of dividends. Average assets for the six months ended June 30, 2014, were $876,416,138 compared to $882,285,119 for the year ended December 31, 2013.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.68% for the second quarter of 2014 compared to 3.48% for the corresponding period of 2013. For the six months ended June 30, 2014, annualized net interest margin was 3.67% compared to 3.50% for the six months ended June 30, 2013. The increase in net interest margin from 2013 to 2014 is the result of the decrease in rates paid on deposits and borrowed funds exceeding the decrease in yields on earning assets, partially offset by a decrease in average earning assets, as detailed below. Earning assets averaged $785,906,307 for the three months ended June 30, 2014. This represents a decrease of $22,748,878, or 2.8%, over average earning assets of $808,655,185 for the three-month period ended June 30, 2013. The decrease in average earning assets for the three months ended June 30, 2014, is the result of a decrease in investment securities and a decrease in loans due to payments on existing loans exceeding new loans.

Interest bearing deposits averaged $546,708,481 for the three months ended June 30, 2014. This represents an increase of $11,037,358, or 2.1%, from the average of interest bearing deposits of $535,671,123 for the three-month period ended June 30, 2013. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $121,195,133 for the three months ended June 30, 2014. This represents a decrease of $23,029,918, or 16.0%, over the other borrowed funds of $144,225,051 for the three-month period ended June 30, 2013. This decrease in other borrowed funds was due to a $3,374,259 increase in the securities sold under agreement to repurchase, a $36,045 decrease in the Agribusiness Enterprise Loan Liability, a $1,972,528 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $24,395,604 for the three-month period ended June 30 2014, when compared to the three-month period ended June 30, 2013.

Interest bearing deposits averaged $544,225,474 for the six months ended June 30, 2014. This represents an increase of $7,068,170, or 1.3%, from the average of interest bearing deposits of $537,157,304 for the six-month period ended June 30, 2013. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $127,064,317 for the six months ended June 30, 2014. This represents a decrease of $14,707,159, or 10.4%, over the other borrowed funds of $141,771,476 for the six-month period ended June 30, 2013. This decrease in other borrowed funds was due to a $4,164,099 increase in the securities sold under agreement to repurchase, a $39,213 decrease in the Agribusiness Enterprise Loan Liability, a $1,388,950 increase in Federal Funds Purchased and a decrease in the FHLB advances of $20,220,995 for the six-month period ended June 30 2014, when compared to the six-month period ended June 30, 2013.

Net interest income was $7,191,562 for the three-month period ended June 30, 2014, an increase of $385,725 from $6,805,837 for the three-month period ended June 30, 2013, primarily due to an increase in volume partially offset by a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended June 30, 2014, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets decreased from the same period in 2013. The yield on all interest bearing assets decreased 2 basis points to 4.04% in the second quarter of 2014 from 4.06% for the same period in 2013. At the same time, the rate paid on all interest bearing liabilities for the second quarter of 2014 decreased by 26 basis points to 0.44% from 0.70% in the same period of 2013. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $14,408,631 for the six-month period ended June 30, 2014, an increase of $847,373 from $13,561,258 for the six-month period ended June 30, 2013, primarily due to an increase in volume partially offset by a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the six-month period ended June 30, 2014, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets decreased from the same period in 2013. The yield on all interest bearing assets decreased 7 basis points to 4.03% in the six-month period ended June 30, 2014 from 4.10% for the same period in 2013. At the same time, the rate paid on all interest bearing liabilities for the six-month period ended June 30, 2014 decreased by 27 basis points to 0.44% from 0.71% in the same period of 2013. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest and Fees	$5,067,445	$5,120,642	$10,111,355	$10,319,823
Average Gross Loans	392,156,742	365,045,290	391,776,690	367,932,362
Annualized Yield	5.17%	5.61%	5.16%	5.61%

The decrease in interest rates in the three and six-month periods ended June 30, 2014, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$390,320,889	$392,667,601	$(2,346,712)	-0.60%
Allowance for Loan Losses	8,539,428	8,077,499	461,929	5.72%
Nonaccrual Loans	14,664,486	13,591,793	1,072,693	7.89%
Ratios:
Allowance for loan losses to gross loans	2.19%	2.06%
Net loans charged off to allowance for loan losses	1.30%	13.38%

The provision for loan losses for the three months ended June 30, 2014, was $211,535, a decrease of $363,060 from the $574,595 provision for the same period in 2013. The provision for loan losses was $572,903 for the six-month period ended June 30, 2014, compared to a provision of $749,104 for the six months ended June 30, 2013. The change in our loan loss provisions for the three- and six-month periods is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list exceeded payments received.

For the three months ended June 30, 2014, net loan losses charged to the allowance for loan losses totaled $33,679, a decrease of $572,448 from the $606,127 charged off in the same period in 2013. For the six months ended June 30, 2014, net loan losses charged to the allowance for loan losses totaled $110,973, a decrease of $789,357 from the $900,330 charged off in the same period in 2013. This decrease was due to an overall decrease in the number of charge offs in 2014 when compared to the same period in 2013 and not the result of any one loan segment.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first six months of 2014 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2014 was $2,483,622, an increase of $554,752, or 28.8%, from the same period in 2013. Service charges on deposit accounts increased by $49,884, or 5.5%, to $963,826 in the three months ended June 30, 2014, compared to $913,942 for the same period in 2013. Other service charges and fees increased by $51,109, or 10.8%, in the three months ended June 30, 2014, compared to the same period in 2013. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

Other income for the six months ended June 30, 2014 was $4,267,102, an increase of $657,241, or 18.2%, from the same period in 2013. Service charges on deposit accounts increased by $88,758, or 4.9%, to $1,893,557 in the six months ended June 30, 2014, compared to $1,804,799 for the same period in 2013. Other service charges and fees increased by $82,619, or 8.9%, in the six months ended June 30, 2014, compared to the same period in 2013. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months		Six months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Other Income
BOLI Insurance	$144,000	$120,000	$288,000	$240,000
Mortgage Loan Origination Income	73,315	110,593	142,734	230,837
Income from Security Sales, net	9,102	154,655	9,102	154,655
Other Income	768,684	156,094	924,577	253,057

Total Other Income	$995,101	$541,342	$1,364,413	$878,549

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended June 30, 2014 and 2013 were $7,045,995 and $6,147,031, respectively, an increase of $898,964, or 14.6%, from 2013 to 2014. Salaries and benefits decreased to $3,252,370 for the three months ended June 30, 2014, from $3,336,317 for the same period in 2013. This represents a decrease of $83,947, or 2.5%. This decrease was the result of a decrease in the number of employees brought about by consolidation of job responsibilities. Occupancy expense increased by $459,800, or 41.3%, to $1,570,995 for the three months ended June 30, 2014, when compared to the same period of 2013. This increase is due in part to an increase in equipment rental and service contracts. Other operating expenses increased by $523,111 from 2013 to 2014. This increase is due mainly to higher loan collection costs, supply costs, increased regulatory and related expenses and write-downs on other real estate. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the six-month periods ended June 30, 2014 and 2013 were $13,414,858 and $12,704,195, respectively, an increase of $710,663, or 5.6% from 2013 to 2014. Salaries and benefits decreased to $6,608,207 for the six months ended June 30, 2014 from $6,642,487 for the same period in 2013. This represents a decrease of $34,280, or 0.5%. This decrease was the result of a reduction in the number of employees in the period. Occupancy expense increased $320,351, or 14.4%, to $2,544,057 in the six months ended June 30, 2014 when compared to the same period in 2013. This increase is due in part to an increase in equipment rental and service costs. Other operating expenses increased by $424,592. This increase is due mainly to higher loan collection costs, supply costs, increased regulatory and related expenses and write-downs on other real estate.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Other Operating Expense
Advertising	212,056	151,188	364,040	297,356
Office Supplies	202,860	99,891	380,815	234,362
Legal and Audit Fees	41,657	104,885	146,311	204,135
Telephone expense	101,877	129,755	210,313	240,522
Postage and Freight	126,660	104,508	249,051	222,151
Loan Collection Expense	328,656	89,621	398,516	310,232
Other Losses	396,082	24,486	621,575	178,518
Regulatory and related expense	196,492	10,703	388,078	342,098
Debit Card/ATM expense	1,183	184,107	166,205	353,658
Travel and Convention	69,909	69,212	106,742	114,607
Other expenses	545,198	731,163	1,230,948	1,340,363

Total Other Expense	$2,222,630	$1,699,519	$4,262,594	$3,838,002

The Corporation’s efficiency ratio for the three months ended June 30, 2014, was 70.95% compared to the 68.02% for the same period in 2013. For the six months ended June 30, 2014 and 2013, the Corporation’s efficiency ratio was 69.84% and 71.43%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2014	December 31, 2013	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$22,135,487	$16,040,195	$6,095,292	38.00%
Interest Bearing deposits with Other Banks	6,923,219	684,100	6,239,119	912.02%
Investment Securities	407,302,787	398,176,402	9,126,385	2.29%
Loans, net	381,203,975	384,104,766	(2,900,791)	-0.76%
Total Assets	887,833,952	873,068,899	14,765,053	1.69%

Total Deposits	691,447,365	654,629,796	36,817,569	5.62%

Total Stockholders’ Equity	77,633,023	66,266,202	11,366,821	17.15%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2014 was $22,135,487, an increase of $6,095,292 from the balance of $16,040,195 at December 31, 2013, due to an increase in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

PREMISES AND EQUIPMENT

During the period ended June 30, 2014, premises and equipment increased by $1,079,827, or 5.8%, to $19,702,981 when compared to $18,623,154 at December 31, 2013. The increase was due to the addition of property and equipment exceeding the amount of depreciation for the period.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments at June 30, 2014, increased by $10,884,084, or 2.7%, to $407,302,787 from $398,176,402 at December 31, 2013. This increase is due to changes in the market value of the securities portfolio offset by redemptions of investment securities.

LOANS

The loan balance decreased by $2,900,791 during the six months ended June 30, 2014, to $381,203,975 from $384,104,766 at December 31, 2013. Loan demand, especially in business loan and consumer loan categories, remained weak and competition for available loans was great during the first six months of 2014. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2014	December 31, 2013	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$140,377,329	$120,424,895	$19,952,434	16.57%
Interest-Bearing Deposits	263,573,417	248,015,410	15,558,007	6.27%
Savings Deposits	59,378,201	53,745,787	5,632,414	10.48%
Certificates of Deposit	228,118,418	232,443,704	(4,325,286)	-1.86%

Total Deposits	$691,447,365	$654,629,796	$36,817,569	5.62%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the six months ended June 30, 2014. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2014, the Corporation had approximately $8.5 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY
BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)
BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
DATE: August 8, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 11, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).