Form 10-Q
period 2014-09-30
CITIZENS HOLDING CO /MS/
filed 2014-11-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2014:

Title	Outstanding
Common Stock, $0.20 par value	4,877,614

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,112,785	$16,040,195
Interest bearing deposits with other banks	14,868,718	684,100
Investment securities held to maturity, at amortized cost	206,261,065	—
Investment securities available for sale, at fair value	200,389,756	398,176,402
Loans, net of allowance for loan losses of $6,727,494 in 2014 and $8,077,499 in 2013	381,992,340	384,104,766
Premises and equipment, net	19,490,487	18,623,154
Other real estate owned, net	2,272,213	3,751,168
Accrued interest receivable	4,782,450	4,132,053
Cash value of life insurance	22,081,375	22,208,962
Intangible assets, net	3,149,657	3,149,657
Other assets	15,492,593	22,198,442

TOTAL ASSETS	$889,893,439	$873,068,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$137,845,185	$120,424,895
Interest-bearing NOW and money market accounts	273,569,192	248,015,410
Savings deposits	59,549,048	53,745,787
Certificates of deposit	224,327,784	232,443,704

Total deposits	695,291,209	654,629,796
Securities sold under agreement to repurchase	82,318,447	82,420,781
Federal funds purchased	—	27,500,000
Federal Home Loan Bank advances	23,500,000	33,500,000
Accrued interest payable	188,787	199,513
Deferred compensation payable	7,227,777	6,719,948
Other liabilities	1,773,327	1,832,659

Total liabilities	810,299,547	806,802,697
SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,877,614 shares outstanding at September 30, 2014 and 4,870,114 shares outstanding at December 31, 2013	975,482	974,023
Additional paid-in capital	3,827,217	3,748,176
Retained earnings	85,361,191	82,792,524
Accumulated other comprehensive loss, net of tax benefit of $6,288,053 in 2014 and $12,640,667 in 2013	(10,569,998)	(21,248,521)

Total shareholders’ equity	79,593,892	66,266,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$889,893,439	$873,068,899

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$4,998,738	$5,150,046	$15,110,093	$15,469,869
Investment securities	2,822,783	2,923,893	8,570,907	8,545,222
Other interest	8,285	4,781	20,247	42,195

Total interest income	7,829,806	8,078,720	23,701,247	24,057,286
INTEREST EXPENSE
Deposits	450,901	458,497	1,291,067	1,473,254
Other borrowed funds	307,841	367,229	930,485	1,769,780

Total interest expense	758,742	825,726	2,221,552	3,243,034

NET INTEREST INCOME	7,071,064	7,252,994	21,479,695	20,814,252
PROVISION FOR LOAN LOSSES	205,027	1,079,838	777,930	1,828,942

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,866,037	6,173,156	20,701,765	18,985,310
OTHER INCOME
Service charges on deposit accounts	1,043,505	1,028,592	2,937,062	2,833,391
Other service charges and fees	575,169	550,167	1,584,301	1,476,680
Other income	437,223	604,768	1,801,636	1,483,317

Total other income	2,055,897	2,183,527	6,322,999	5,793,388

OTHER EXPENSES
Salaries and employee benefits	3,242,294	3,280,877	9,850,501	9,923,364
Occupancy expense	1,360,039	1,144,231	3,904,096	3,367,937
Other operating expense	1,836,925	1,425,135	6,099,519	5,263,137

Total other expenses	6,439,258	5,850,243	19,854,116	18,554,438

INCOME BEFORE PROVISION FOR INCOME TAXES	2,482,676	2,506,440	7,170,648	6,224,260
PROVISION FOR INCOME TAXES	584,456	496,977	1,382,756	1,196,607

NET INCOME	$1,898,220	$2,009,463	$5,787,892	$5,027,653

NET INCOME PER SHARE -Basic	$0.39	$0.41	$1.19	$1.03

-Diluted	$0.39	$0.41	$1.19	$1.03

DIVIDENDS PAID PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income	$1,898,220	$2,009,463	$5,787,892	$5,027,653
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses)	1,230,555	(8,675,917)	33,198,668	(34,713,829)
Income tax effect	(458,997)	3,236,117	(12,383,103)	12,948,258

	771,558	(5,439,800)	20,815,565	(21,765,571)
Reclassification adjustment for gains included in net income	(5,436)	(268,733)	(14,538)	(423,388)
Income tax effect	2,028	100,238	5,423	157,924

	(3,408)	(168,495)	(9,115)	(265,464)
Securities held-to-maturity
Unrealized losses transferred to held-to-maturity	—	—	(17,061,438)	—
Amortization of net unrealized losses transferred during the period	494,536	—	908,444	—
Income tax effect	(184,462)	—	6,025,067	—

	310,074	—	(10,127,927)	—

Total other comprehensive income (loss)	1,078,224	(5,608,295)	10,678,523	(22,031,035)

Comprehensive income (loss)	$2,976,444	$(3,598,832)	$16,466,415	$(17,003,382)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$7,248,415	$8,621,916
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	6,869,327	77,076,345
Proceeds from sales of securities available for sale	1,396,134	41,550,629
Purchases of investment securities available for sale	—	(142,276,646)
Purchases of bank premises and equipment	(1,738,665)	(264,331)
(Decrease) increase in interest bearing deposits with other banks	(14,184,618)	15,507,692
Purchase of Federal Home Loan Bank Stock	—	(438,600)
Proceeds from sale of other real estate	1,640,220	1,431,927
Redemption of Federal Home Loan Bank Stock	1,292,600	1,052,000
Net decrease (increase) in loans	709,323	(11,040,218)

Net cash used by investing activities	(4,015,679)	(17,401,202)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,661,413	6,141,852
Net change in securities sold under agreement to repurchase	(102,334)	3,051,004
Proceeds from exercising stock options	—	128,949
Decrease in Federal Home Loan Bank advances	(10,000,000)	(13,000,000)
(Decrease) increase in federal funds purchased	(27,500,000)	13,200,000
Payment of dividends	(3,219,225)	(3,213,945)

Net cash (used by) provided by financing activities	(160,146)	6,307,860

Net increase (decrease) in cash and due from banks	3,072,590	(2,471,426)
Cash and due from banks, beginning of period	16,040,195	21,561,288

Cash and due from banks, end of period	$19,112,785	$19,089,862

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2014, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $64,321,118 compared to an aggregate unused balance of $40,701,380 at December 31, 2013. There was $2,860,480 of letters of credit outstanding at September 30, 2014 and $2,809,330 at December 31, 2013. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	4,870,114	4,870,114	4,870,114	4,867,475
Dilutive effect of granted options	605	50	550	1,994

Diluted weighted average shares outstanding	4,870,719	4,870,164	4,870,664	4,869,469

Net income	$1,898,220	$2,009,463	$5,787,892	$5,027,653
Net income per share-basic	$0.39	$0.41	$1.19	$1.03
Net income per share-diluted	$0.39	$0.41	$1.19	$1.03

Note 4. Equity Compensation Plans

Prior to the adoption of the 2013 Plan , as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan, (the “Employees’ Plan”), for employees.

The following table is a summary of the stock option activity for the nine months ended September 30, 2014.

	Directors’ Plan		Employees’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	103,500	$21.30	82,000	$22.06	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(7,500)	22.25	(35,500)	21.95	—	—

Outstanding at September 30, 2014	96,000	$21.23	46,500	$22.14	—	$—

The intrinsic value of options granted under the Directors’ Plan at September 30, 2014, was $19,890, the intrinsic value of options granted under the Employees’ Plan at September 30, 2014, was $1,770, and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for a total intrinsic value at September 30, 2014, of $21,660.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan. During the first quarter of 2014, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vest over a one-year period during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $138,000 and will be recognized over the one year restriction period at a cost of $11,500 per month less deferred taxes of $4,290 per month.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2014, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2014 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

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

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$93,994,260	$94,600	$4,137,370	$89,951,490
Mortgage-backed securities	13,946,468	888,925	—	14,835,393
State, County, Municipals	90,230,157	3,132,117	608,876	92,753,398
Other investments	3,008,646	—	159,171	2,849,475

Total	$201,179,531	$4,115,642	$4,905,417	$200,389,756

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$316,305,125	$98,740	$33,587,465	$282,816,400
Mortgage-backed securities	16,476,430	719,825	29,861	17,166,394
State, County, Municipals	96,258,584	2,309,291	3,140,470	95,427,405
Other investments	3,025,451	—	259,248	2,766,203

Total	$432,065,590	$3,127,856	$37,017,044	$398,176,402

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

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$206,261,065	$4,621,783	$145,899	$210,736,949

Total	$206,261,065	$4,621,783	$145,899	$210,736,949

As of December 31, 2013, the Corporation had not classified any securities as held-to-maturity.

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2014 and December 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$3,168,334	$3,185,063	$2,429,035	$2,448,452
Due after one year through five years	27,936,272	29,258,691	25,040,034	26,060,534
Due after five years through ten years	85,207,661	83,975,391	106,046,230	101,286,491
Due after ten years	84,867,266	83,970,611	298,550,291	268,380,925

Total	$201,179,533	$200,389,756	$432,065,590	$398,176,402

Held-to-maturity
Due after five years through ten years	$18,270,062	$18,495,559	$—	$—
Due after ten years	187,991,003	192,241,390	—	—

Total	$206,261,065	$210,736,949	$—	$—

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2014 and December 31, 2013.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

September 30, 2014	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$—	$—	$88,857	$4,137	$88,857	$4,137
State, County, Municipal	535	1	19,947	608	20,482	609
Other investments	—	—	2,849	159	2,849	159

Total	$535	$1	$111,653	$4,904	$112,188	$4,905

December 31, 2013	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$255,350	$29,954	$26,367	$3,633	$281,717	$33,587
Mortgage backed securities	3,581	30	—	—	3,581	30
State, County, Municipal	20,131	1,461	10,014	1,680	30,145	3,141
Other investments	—	—	2,766	259	2,766	259

Total	$279,062	$31,445	$39,147	$5,572	$318,209	$37,017

A summary of unrealized loss information for securities held-to-maturity categorized by security type follows (in thousands):

September 30, 2014	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. Government agencies	$9,331	$33	$9,271	$113	$18,602	$146

Total	$9,331	$33	$9,271	$113	$18,602	$146

There were no securities designated as held-to-maturity as of December 31, 2013.

Note 7. Loans

The composition of net loans (in thousands) at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$36,608	$27,224
Farmland	28,643	29,634
1-4 Family Mortgages	102,601	105,489
Commercial Real Estate	146,507	145,369

Total Real Estate Loans	314,359	307,716
Business Loans:
Commercial and Industrial Loans	48,102	55,813
Farm Production and Other Farm Loans	1,164	1,308

Total Business Loans	49,266	57,121
Consumer Loans:
Credit Cards	990	1,087
Other Consumer Loans	24,631	26,744

Total Consumer Loans	25,621	27,831

Total Gross Loans	389,246	392,668
Unearned income	(526)	(485)
Allowance for loan losses	(6,728)	(8,078)

Loans, net	$381,992	$384,105

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2014	December 31, 2013
Real Estate:
Land Development and Construction	$97	$136
Farmland	1,889	352
1-4 Family Mortgages	1,805	1,866
Commercial Real Estate	10,795	8,894

Total Real Estate Loans	14,586	11,248
Business Loans:
Commercial and Industrial Loans	79	2,224

Total Business Loans	79	2,224
Consumer Loans:
Other Consumer Loans	130	120

Total Consumer Loans	130	120

Total Non-Accrual Loans	$14,795	$13,592

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2014, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$344	$—	$344	$36,264	$36,608	$—
Farmland	547	1,655	2,202	26,441	28,643	—
1-4 Family Mortgages	3,852	723	4,575	98,026	102,601	—
Commercial Real Estate	3,196	6,090	9,286	137,221	146,507	42

Total Real Estate Loans	7,939	8,468	16,407	297,952	314,359	42
Business Loans:
Commercial and Industrial Loans	234	—	234	47,868	48,102	—
Farm Production and Other Farm Loans	7	—	7	1,157	1,164	—

Total Business Loans	241	—	241	49,025	49,266	—
Consumer Loans:
Credit Cards	18	8	26	964	990	8
Other Consumer Loans	861	83	944	23,687	24,631	14

Total Consumer Loans	879	91	970	24,651	25,621	22

Total Loans	$9,059	$8,559	$17,618	$371,628	$389,246	$64

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2013 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$170	$—	$170	$27,054	$27,224	$—
Farmland	419	69	488	29,146	29,634	—
1-4 Family Mortgages	4,234	1,088	5,322	100,167	105,489	335
Commercial Real Estate	3,308	9,316	12,624	132,745	145,369	1,750

Total Real Estate Loans	8,131	10,473	18,604	289,112	307,716	2,085

Business Loans:
Commercial and Industrial Loans	248	23	271	55,542	55,813	—
Farm Production and other Farm Loans	5	—	5	1,303	1,308	—

Total Business Loans	253	23	276	56,845	57,121	—

Consumer Loans:
Credit Cards	39	10	49	1,038	1,087	10
Other Consumer Loans	1,105	41	1,146	25,598	26,744	—

Total Consumer Loans	1,144	51	1,195	26,636	27,831	10

Total Loans	$9,528	$10,547	$20,075	$372,593	$392,668	$2,095

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

Impaired loans (in thousands) as of September 30, 2014 and December 31, 2013, segregated by class, are as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
September 30, 2014	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$96	$—	$96	$96	$98	$105
Farmland	1,889	1,767	122	1,889	24	1,055
1-4 Family Mortgages	3,190	2,395	795	3,190	122	2,400
Commercial Real Estate	10,915	3,208	7,707	10,915	1,541	10,695

Total Real Estate Loans	16,090	7,370	8,720	16,090	1,785	14,255
Business Loans:
Commercial and Industrial Loans	79	37	42	79	41	1,098

Total Business Loans	79	37	42	79	41	1,098
Consumer Loans:
Other Consumer Loans	130	130	—	130	—	128

Total Consumer Loans	130	130	—	130	—	128

Total Loans	$16,299	$7,537	$8,762	$16,299	$1,826	$15,481

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2013	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$136	$25	$111	$136	$103	$278
Farmland	352	220	132	352	24	720
1-4 Family Mortgages	1,866	1,054	812	1,866	202	2,111
Commercial Real Estate	8,894	976	7,918	8,894	896	9,535

Total Real Estate Loans	11,248	2,275	8,973	11,248	1,225	12,644

Business Loans:
Commercial and Industrial Loans	2,224	118	2,106	2,224	1,072	1,195
Farm Production and other Farm Loans	—	—	—	—	—	2

Total Business Loans	2,224	118	2,106	2,224	1,072	1,197

Consumer Loans:
Other Consumer Loans	120	120	—	120	—	166

Total Consumer Loans	120	120	—	120	—	166

Total Loans	$13,592	$2,513	$11,079	$13,592	$2,297	$14,007

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
September 30, 2014	Loans	Investment	Investment
Commercial real estate	5	$9,261	$4,837

Total	5	$9,261	$4,837

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2013	Loans	Investment	Investment
Commercial real estate	5	$9,261	$7,119

Total	5	$9,261	$7,119

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2014	5	$7,119
Reductions due to:
Chargeoff		(2,028)
Principal paydowns		(254)

Total at September 30, 2014	5	$4,837

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2014 and $1,196,274 at December 31, 2013. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of September 30, 2014.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2014.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2014:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$35,389	$491	$728	$—	$—	$36,608
Farmland	24,282	807	3,554	—	—	28,643
1-4 Family Mortgages	84,248	5,610	12,743	—	—	102,601
Commercial Real Estate	118,670	13,726	14,111	—	—	146,507

Total Real Estate Loans	262,589	20,634	31,136	—	—	314,359
Business Loans:
Commercial and Industrial Loans	47,561	347	194	—	—	48,102
Farm Production and Other Farm Loans	1,164	—	—	—	—	1,164

Total Business Loans	48,725	347	194	—	—	49,266
Consumer Loans:
Credit Cards	962	—	8	—	—	990
Other Consumer Loans	24,005	158	432	36	—	24,631

Total Consumer Loans	24,987	158	440	36	—	25,621

Total Loans	$336,301	$21,139	$31,770	$36	$—	$389,246

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2013:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$25,165	$192	$1,867	$—	$—	$27,224
Farmland	25,160	744	3,730	—	—	29,634
1-4 Family Mortgages	87,108	4,671	13,710	—	—	105,489
Commercial Real Estate	125,339	5,915	14,115	—	—	145,369

Total Real Estate Loans	262,772	11,522	33,422	—	—	307,716

Business Loans:
Commercial and Industrial Loans	52,871	426	416	2,100	—	55,813
Farm Production and other Farm Loans	1,298	8	2	—	—	1,308

Total Business Loans	54,169	434	418	2,100	—	57,121

Consumer Loans:
Credit Cards	1,077	—	10	—	—	1,087
Other Consumer Loans	25,942	193	564	42	3	26,744

Total Consumer Loans	27,019	193	574	42	3	27,831

Total Loans	$343,960	$21,295	$34,414	$2,142	$3	$392,668

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014:

	Real	Business
September 30, 2014	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499
Provision for possible loan losses	69,710	736,437	(28,217)	777,930
Chargeoffs	181,146	2,050,939	102,672	2,334,757
Recoveries	145,004	9,099	52,719	206,822

Net Chargeoffs	36,142	2,041,840	49,953	2,127,935

Ending Balance	$4,739,321	$1,462,006	$526,167	$6,727,494

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,785,019	$40,619	$—	$1,825,638
Loans collectively evaluated for impairment	2,954,302	1,421,387	526,167	4,901,856

Ending Balance, September 30, 2014	$4,739,321	$1,462,006	$526,167	$6,727,494

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013:

	Real	Business
September 30, 2013	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2013	$4,629,559	$1,554,698	$770,012	$6,954,269
Provision for possible loan losses	923,965	1,023,825	(118,848)	1,828,942
Chargeoffs	696,475	375,498	104,553	1,176,526
Recoveries	81,516	21,515	60,325	163,356

Net Chargeoffs	614,959	353,983	44,228	1,013,170

Ending Balance, September 30, 2013	$4,938,565	$2,224,540	$606,936	$7,770,041

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,188,691	$650,727	$—	$1,839,418
Loans collectively evaluated for impairment	3,749,874	1,573,813	606,936	5,930,623

Ending Balance, September 30, 2013	$4,938,565	$2,224,540	$606,936	$7,770,041

The Corporation’s recorded investment in loans as of September 30, 2014 and December 31, 2013 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2014	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$16,090	$79	$130	$16,299
Loans collectively evaluated for general impairment	298,269	49,187	25,491	372,947

	$314,359	$49,266	$25,621	$389,246

December 31, 2013	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,248	$2,224	$120	$13,592
Loans collectively evaluated for general impairment	296,468	54,897	27,711	379,076

	$307,716	$57,121	$27,831	$392,668

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$89,951,490	$—	$89,951,490
Mortgage-backed securities	—	14,835,392	—	14,835,392
State, county and municipal obligations	—	92,753,399	—	92,753,399
Other investments	—	—	2,849,475	2,849,475

Total	$—	$197,540,281	$2,849,475	$200,389,756

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$282,816,400	$—	$282,816,400
Mortgage-backed securities	—	17,166,394	—	17,166,394
State, county and municipal obligations	—	95,427,405	—	95,427,405
Other investments	—	—	2,766,203	2,766,203

Total	$—	$395,410,199	$2,766,203	$398,176,402

The following table reports the activity for 2014 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2014	$2,766,203
Unrealized losses included in other comprehensive income	83,272

Balance at September 30, 2014	$2,849,475

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2014 that were still held in the balance sheet at September 30, 2014, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$6,637,917	$6,637,917
Other real estate owned	—	—	1,252,823	1,252,823

Total	$—	$—	$7,890,740	$7,890,740

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

Impaired loans with a carrying value of $8,762,613 and $11,079,526 had an allocated allowance for loan losses of $1,825,638 and $2,296,603 at September 30, 2014 and December 31, 2013, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2014, and recorded at fair value, less costs to sell, was $625,173, of which $101,849 was acquired and sold during this period. There were writedowns in the amount of $463,908 during the period on ten properties valued at $1,759,501. OREO acquired during 2013 and recorded at fair value, less costs to sell, was $1,697,450. Additional writedowns during 2013 on OREO acquired in previous years was $276,400 on four properties valued at $645,468.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2014, and December 31, 2013:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2014	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,112,785	$19,112,785	$—	$—	$19,112,785
Interest bearing deposits with banks	14,868,718	14,868,718	—	—	14,868,718
Securities held-to-maturity	206,261,065		210,736,949		210,736,949
Securities available-for-sale	200,389,756	—	197,540,281	2,849,475	200,389,756
Net loans	381,992,340	—	—	382,242,913	382,242,913
Financial liabilities
Deposits	$695,291,209	$470,963,425	$—	$224,476,684	$695,440,109
Federal Home Loan Bank advances	23,500,000	—	—	24,346,302	24,346,302
Securities Sold under Agreement to Repurchase	82,318,447	82,318,447	—	—	82,318,447

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2013	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,040,195	$16,040,195	$—	$—	$16,040,195
Interest bearing deposits with banks	684,100	684,100	—	—	684,100
Securities available-for-sale	432,065,590	—	395,410,199	2,766,203	398,176,402
Net loans	384,104,766	—	—	385,646,132	385,646,132
Financial liabilities
Deposits	$654,629,796	$422,186,092	$—	$232,602,224	$654,788,316
Federal Home Loan Bank advances	33,500,000	—	—	34,622,359	34,622,359
Securities Sold under Agreement to Repurchase	82,420,781	82,420,781	—	—	82,420,781

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2014, was 33.34% and at December 31, 2013, was 29.44%, which increased due to an increase in core deposits at September 30, 2014. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $695,291,209 at September 30, 2014, and $654,629,796 at December 31, 2013. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $406,650,821 invested in investment securities at September 30, 2014, and $398,176,402 at December 31, 2013. The Corporation also had $14,868,718 in interest bearing deposits at other banks at September 30, 2014 and $684,100 at December 31, 2013. The increase in interest bearing deposits was the result of funds being invested in these short term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at September 30, 2014 and $50,000,000 at December 31, 2013. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2014, the Corporation had unused and available $138,882,933 of its line of credit with the FHLB and at December 31, 2013, the Corporation had unused and available $111,782,544 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2013 to September 30, 2014, was the result of an increase in the amount of loans eligible for the collateral pool and a reduction in the amount of advances outstanding. The Corporation had $0 in federal funds purchased as of September 30, 2014 and $27,500,000 at December 31, 2013. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total shareholders’ equity was $79,593,892 at September 30, 2014, as compared to $66,266,202 at December 31, 2013. The reason for the increase in shareholders’ equity was the decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Aggregate cash dividends in the amount of $3,219,225, or $0.66 per share, have been paid as of the end of the third quarter ended September 30, 2014.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2014, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total Capital (to Risk-Weighted Assets)	$93,513,635	17.99%	$41,577,909	>8.00%	$51,972,387	>10.00%
Tier 1 Capital (to Risk-Weighted Assets)	87,014,232	16.74%	20,788,955	>4.00%	31,183,432	>6.00%
Tier 1 Capital ( to Average Assets)	87,014,232	10.03%	34,686,187	>4.00%	43,357,734	>5.00%

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest Income, including fees	$7,829,806	$8,078,720	$23,701,247	$24,057,286
Interest Expense	758,742	825,726	2,221,552	3,243,034

Net Interest Income	7,071,064	7,252,994	21,479,695	20,814,252
Provision for Loan Losses	205,027	1,079,838	777,930	1,828,942

Net Interest Income after Provision for Loan Losses	6,866,037	6,173,156	20,701,765	18,985,310
Other Income	2,055,897	2,183,527	6,322,999	5,793,388
Other Expense	6,439,258	5,850,243	19,854,116	18,554,438

Income Before Provision For Income Taxes	2,482,676	2,506,440	7,170,648	6,224,260
Provision for Income Taxes	584,456	496,977	1,382,756	1,196,607

Net Income	$1,898,220	$2,009,463	$5,787,892	$5,027,653

Net Income Per share—Basic	$0.39	$0.41	$1.19	$1.03

Net Income Per Share-Diluted	$0.39	$0.41	$1.19	$1.03

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 11.79% for the three months ended September 30, 2014, and 10.79% for the corresponding period in 2013. For the nine months ended September 30, 2014, ROE was 11.62% compared to 8.11% for the nine months ended September 30, 2013. In both instances, the increase in ROE was caused by a decrease in average equity that occurred as a result of the decrease in accumulated other comprehensive loss.

The book value per share increased to $16.32 at September 30, 2014, compared to $13.61 at December 31, 2013. The increase in book value per share reflects the decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities in addition to the amount of earnings in excess of dividends. Average assets for the nine months ended September 30, 2014, were $874,356,484 compared to $882,285,119 for the year ended December 31, 2013.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.62% for the third quarter of 2014 compared to 3.72% for the corresponding period of 2013. For the nine months ended September 30, 2014, annualized net interest margin was 3.65% compared to 3.57% for the nine months ended September 30, 2013. The decrease in net interest margin for the three month period ended September 30, 2014 when compared to the same period in 2013 was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. The increase in the net interest margin for the nine months ended September 30, 2014 when compared to the same period in 2013 increased a decrease in the rates paid on deposits and borrowed funds and an increase in the amount of interest bearing assets. Earning assets averaged $778,552,717 for the three months ended September 30, 2014. This represents a decrease of $5,166,508, or 0.7%, over average earning assets of $783,719,225 for the three-month period ended September 30, 2013. The decrease in average earning assets for the three months ended September 30, 2014, is the result of a decrease in investment securities and a decrease in loans due to payments on existing loans exceeding new loans.

Interest bearing deposits averaged $552,179,157 for the three months ended September 30, 2014. This represents an increase of $25,346,486, or 4.8%, from the average of interest bearing deposits of $526,832,671 for the three-month period ended September 30, 2013. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $106,443,750 for the three months ended September 30, 2014. This represents a decrease of $32,592,726, or 23.4%, over the other borrowed funds of $139,036,476 for the three-month period ended September 30, 2013. This decrease in other borrowed funds was due to a $2,105,521 increase in the securities sold under agreement to repurchase, a $42,813 decrease in the Agribusiness Enterprise Loan Liability, a $11,264,131 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $23,391,303 for the three-month period ended September 30 2014, when compared to the three-month period ended September 30, 2013.

Interest bearing deposits averaged $546,905,836 for the nine months ended September 30, 2014. This represents an increase of $13,227,896, or 2.5%, from the average of interest bearing deposits of $533,677,940 for the nine-month period ended September 30, 2013. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $120,115,262 for the nine months ended September 30, 2014. This represents a decrease of $20,734,529, or 14.7%, over the other borrowed funds of $140,849,791 for the nine-month period ended September 30, 2013. This decrease in other borrowed funds was due to a $3,470,365 increase in the securities sold under agreement to repurchase, a $40,426 decrease in the Agribusiness Enterprise Loan Liability, a $2,875,091 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $21,289,377 for the nine-month period ended September 30 2014, when compared to the nine-month period ended September 30, 2013.

Net interest income was $7,071,064 for the three-month period ended September 30, 2014, a decrease of $181,930 from $7,252,994 for the three-month period ended September 30, 2013, primarily due to a decrease in rate partially offset by an increase in interest bearing assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three-month period ended September 30, 2014, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets decreased from the same period in 2013. The yield on all interest bearing assets decreased 14 basis points to 3.99% in the third quarter of 2014 from 4.13% for the same period in 2013. At the same time, the rate paid on all interest bearing liabilities for the third quarter of 2014 decreased by 4 basis points to 0.46% from 0.50% in the same period of 2013. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $21,479,695 for the nine-month period ended September 30, 2014, an increase of $665,443 from $20,814,252 for the nine-month period ended September 30, 2013, primarily due to an increase in interest bearing assets partially offset by a decrease in rate. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the nine-month period ended September 30, 2014, the rates paid on deposits and borrowed funds decreased more than the yield on earning assets decreased from the same period in 2013. The yield on all interest bearing assets decreased 9 basis points to 4.01% in the nine-month period ended September 30, 2014 from 4.10% for the same period in 2013. At the same time, the rate paid on all interest bearing liabilities for the nine-month period ended September 30, 2014 decreased by 20 basis points to 0.44% from 0.64% in the same period of 2013. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest and Fees	$4,998,738	$5,150,046	$15,110,093	$15,469,869
Average Gross Loans	390,440,555	371,001,070	391,326,417	368,966,505
Annualized Yield	5.12%	5.55%	5.15%	5.59%

The decrease in interest rates in the three and nine-month periods ended September 30, 2014, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$389,245,680	$392,667,601	$(3,421,921)	-0.87%
Allowance for Loan Losses	6,727,752	8,077,499	(1,349,747)	-16.71%
Nonaccrual Loans	14,794,614	13,591,793	1,202,821	8.85%
Ratios:
Allowance for loan losses to gross loans	1.73%	2.06%
Net loans charged off to allowance for loan losses	31.63%	13.38%

The provision for loan losses for the three months ended September 30, 2014, was $205,027, a decrease of $874,811 from the $1,079,838 provision for the same period in 2013. The provision for loan losses was $777,930 for the nine-month period ended September 30, 2014, compared to a provision of $1,828,942 for the nine months ended September 30, 2013. The change in our loan loss provisions for the three- and nine-month periods is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list exceeded payments received.

For the three months ended September 30, 2014, net loan losses charged to the allowance for loan losses totaled $2,016,962, an increase of $1,904,122 from the $112,840 charged off in the same period in 2013. For the nine months ended September 30, 2014, net loan losses charged to the allowance for loan losses totaled $2,127,935, an increase of $1,114,765 from the $1,013,170 charged off in the same period in 2013. This increase was mainly due to the charge off of a large credit during the third quarter in 2014.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the first nine months of 2014 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2014 was $2,055,897, a decrease of $127,630, or 5.8%, from the same period in 2013. Service charges on deposit accounts increased by $14,913, or 1.4%, to $1,043,505 in the three months ended September 30, 2014, compared to $1,028,592 for the same period in 2013. Other service charges and fees increased by $25,002, or 4.5%, to $575,169 in the three months ended September 30, 2014, compared to the same period in 2013. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes.

Other income for the nine months ended September 30, 2014 was $6,322,999, an increase of $529,611, or 9.1%, from the same period in 2013. Service charges on deposit accounts increased by $103,671, or 3.7%, to $2,937,062 in the nine months ended September 30, 2014, compared to $2,833,391 for the same period in 2013. Other service charges and fees increased by $107,621, or 7.3%, to $1,584,301 in the nine months ended September 30, 2014, compared to the same period in 2013. The increase in fee income was the result of an increase in demand for these services and not a direct result of fee changes. The increase in other income for the nine months ended September 30, 2014 was mainly due to the net insurance proceeds of $557 thousand that resulted from the death of a bank officer.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months		Nine months
	Ended September 30,		Ended September 30,
Other Income	2014	2013	2014	2013
BOLI Insurance	$144,000	$120,000	$432,000	$360,000
Mortgage Loan Origination Income	97,870	53,471	240,604	284,308
Income from Security Sales, net	5,436	268,733	14,538	423,388
Other Income	189,917	162,564	1,114,494	415,621

Total Other Income	$437,223	$604,768	$1,801,636	$1,483,317

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three-month period ended September 30, 2014 and 2013 were $6,439,258 and $5,850,243, respectively, an increase of $589,015, or 10.1%, from 2013 to 2014. Salaries and benefits decreased to $3,242,294 for the three months ended September 30, 2014, from $3,280,877 for the same period in 2013. This represents a decrease of $38,583, or 1.2%. This decrease was the result of a decrease in the number of employees brought about by consolidation of job responsibilities. Occupancy expense increased by $215,808, or 18.9%, to $1,360,039 for the three months ended September 30, 2014, when compared to the same period of 2013. This increase is due in part to an increase in equipment rental and service contracts. Other operating expenses increased by $411,790 to $1,836,955 for the three months ended September 30, 2014, when compared to the same period of 2013. This increase is due mainly to higher loan collection costs, supply costs, increased regulatory and related expenses, and write-downs on other real estate. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the nine-month periods ended September 30, 2014 and 2013 were $19,854,116 and $18,554,438, respectively, an increase of $1,299,678, or 7.0% from 2013 to 2014. Salaries and benefits decreased to $9,850,501 for the nine months ended September 30, 2014 from $9,923,364 for the same period in 2013. This represents a decrease of $72,863, or 0.7%. This decrease was the result of a reduction in the number of employees in the period. Occupancy expense increased $536,159, or 15.9%, to $3,904,096 in the nine months ended September 30, 2014 when compared to the same period in 2013. This increase is due in part to an increase in equipment rental and service costs. Other operating expenses increased by $836,382 to $6,099,519 for the nine month period ended September 30, 2014 when compared to the same period of 2013. This increase is due mainly to higher loan collection costs, supply costs, increased regulatory and related expenses, and write-downs on other real estate.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Nine months
	ended September 30,		ended September 30,
Other Operating Expense	2014	2013	2014	2013
Advertising	187,998	167,778	552,038	465,134
Office Supplies	196,880	122,793	577,695	357,155
Legal and Audit Fees	121,901	112,936	268,212	317,071
Telephone expense	99,105	114,494	309,418	355,016
Postage and Freight	106,677	100,382	355,728	322,533
Loan Collection Expense	123,870	104,508	522,386	414,740
Other Losses	64,818	68,889	686,393	247,407
Regulatory and related expense	193,751	(123,460)	581,829	218,638
Debit Card/ATM expense	85,787	170,542	251,992	524,200
Travel and Convention	42,032	39,157	148,774	153,764
Other expenses	614,106	547,116	1,845,054	1,887,479

Total Other Expense	$1,836,925	$1,425,135	$6,099,519	$5,263,137

The Corporation’s efficiency ratio for the three months ended September 30, 2014, was 68.54% compared to the 62.88% for the same period in 2013. For the nine months ended September 30, 2014 and 2013, the Corporation’s efficiency ratio was 69.41% and 68.49%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Cash and Due From Banks	$19,112,785	$16,040,195	$3,072,590	19.16%
Interest Bearing deposits with
Other Banks	14,868,718	684,100	14,184,618	2073.47%
Investment Securities	406,650,821	398,176,402	8,474,419	2.13%
Loans, net	381,992,340	384,104,766	(2,112,426)	-0.55%
Total Assets	889,893,439	873,068,899	16,824,540	1.93%
Total Deposits	695,291,209	654,629,796	40,661,413	6.21%
Total Stockholders’ Equity	79,593,892	66,266,202	13,327,690	20.11%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at September 30, 2014 was $19,112,785, an increase of $3,072,590 from the balance of $16,040,195 at December 31, 2013, due to an increase in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

PREMISES AND EQUIPMENT

During the period ended September 30, 2014, premises and equipment increased by $867,333, or 4.7%, to $19,490,487 when compared to $18,623,154 at December 31, 2013. The increase was due to the addition of property and equipment exceeding the amount of depreciation for the period.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments at September 30, 2014, increased by $8,474,419, or 2.1%, to $406,650,821 from $398,176,402 at December 31, 2013. This increase is due to changes in the market value of the securities portfolio offset by redemptions of investment securities.

LOANS

The loan balance decreased by $2,112,426 during the nine months ended September 30, 2014, to $381,992,340 from $384,104,766 at December 31, 2013. Loan demand, especially in business loan and consumer loan categories, remained weak and competition for available loans was great during the first nine months of 2014. No material changes were made to the loan products offered by the Corporation during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2014	2013	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$137,845,185	$120,424,895	$17,420,290	14.47%
Interest-Bearing Deposits	273,569,192	248,015,410	25,553,782	10.30%
Savings Deposits	59,549,048	53,745,787	5,803,261	10.80%
Certificates of Deposit	224,327,784	232,443,704	(8,115,920)	-3.49%

Total Deposits	$695,291,209	$654,629,796	$40,661,413	6.21%

Interest-bearing deposits, noninterest-bearing deposits and savings increased while certificates of deposit decreased during the nine months ended September 30, 2014. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2014, the Corporation had approximately $6.7 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 10, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 10, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (Unaudited) and 2013 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).