Form 10-K
period 2014-12-31
CITIZENS HOLDING CO /MS/
filed 2015-03-13
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $81,349,700 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2014).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2015
Common stock, $.20 par value	4,877,614 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s definitive proxy statement with respect to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 6, 2015.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of The Citizens Bank of Philadelphia (“Bank”). The Company does not have any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2014, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $921.1 million and total deposits of $696.1 million. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 50.8% of gross revenues in 2014, 51.6% in 2013 and 55.6% in 2012. Decreased loan demand and increased competition that results in lower loan yields along with an increased investment portfolio have caused this percentage to decline over the last three years. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in April 2014 converted this office to a full service branch and at the same time opened another branch in Biloxi. In 2011, the Company opened a branch in Flowood, Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area is mainly rural, with Hattiesburg, population 50,233, Biloxi, population 50,644, and Meridian, population 38,314, being the largest markets. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 2,400 people within the Company’s market.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2014, approximately 83.2% of the Company’s loan portfolio has been attributed to real estate lending. Another 10.1% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 6.7% of the total loan portfolio.

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

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. The Company’s local economy has weathered the recent downturn in the economy with a minimum effect on employment and production. Although recently, the local economy has shown signs of improving, it continues to lag the recovery in the national economy. It is still uncertain how the weakness in the state and national economy will affect the Company in the future.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 53, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 63, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2014, the Bank employed 235 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the FRB to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, cap interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase the Bank’s compliance costs over time, and could have unforeseen consequences as the new legislation is implemented over time.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2014, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 17.84%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.60%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage capital ratio at December 31, 2014 was 9.60%.

The Dodd-Frank Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms and (2) the “standardized approach of Basel II for non-core banks and bank holding companies, such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015 the Bank was required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

•	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);

•	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and Maintain the minimum total risk-based capital ratio at 8%.

In addition, the final Basel III rules, when fully phased in, will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer, when fully phased in, will be to increase the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The final Basel III rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the final rules, to be well capitalized, an insured depository institution must maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5%. In addition, the final Basel III rules established more conservative standards for including an instrument in regulatory capital and imposed certain deductions from and adjustments to the measure of common equity Tier 1 capital.

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The Company and Bank are classified as well capitalized under the guidelines promulgated by the FRB and the FDIC.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2014, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $81.5 million, or 102.07% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2014, the maximum amount available for transfer from the Bank in the form of loans was $8.0 million, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments was calculated on a quarterly basis and was paid from the amount the institution prepaid until June 30, 2013, at which point the remaining funds were returned to the insured institution. Pursuant to the requirements of the Dodd-Frank Act, the FDIC has adopted a new assessment system commencing in April 2011, which will create a new rate grid. Under the new grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually.

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

The FDIC examined the Bank on March 3, 2014 for its performance under the CRA. The Bank was rated Satisfactory during this examination. No discriminatory practices or illegal discouragement of applications were found.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Lamar, Forrest, Harrison, Jackson, Winston and Kemper counties in Mississippi. During the fourth quarter of 2008, the

Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009 opened a loan production office in Biloxi, Mississippi, which in April 2014 was converted into a full service branch. During the fourth quarter of 2011, the Company opened a branch in Flowood, Mississippi. In the first quarter of 2014, the Company established an additional branch in Biloxi to better serve the Gulf Coast. The Company competes with local, regional and national financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

All financial institutions, including the Company, compete for customers’ deposits. The Company also competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources significantly greater than those of the Company. In addition, new financial intermediaries, such as money-market mutual funds and large retailers, are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Furthermore, as a local institution, the Company believes it can provide such services faster than a larger institution not based in the Company’s market area.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. As of June 30, 2014 deposit data, the Company’s market share in its market area was approximately 4.95%. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

The Company’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Company can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Company’s decisions on pricing its assets and liabilities, which impacts net interest income, an important cash flow stream for the Company. As a result, a substantial part of the Company’s risk-management activities are devoted to managing interest-rate risk. Currently, the Company does not have any significant risks related to foreign currency exchange, commodities or equity risk exposures.

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

As of December 31, 2014, approximately 59.9% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company depends on the accuracy and completeness of information about customers and counterparties.

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

The economic downturn that began in 2007 continues to adversely affect our business although less than it had in previous years. The local economies that we serve have kept pace with the improvement of the national and state economies. Although the economic conditions did not create new types of risks, the Company believes it is useful to highlight some of the key events to illustrate how events beyond its control can adversely affect the Company.

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

•

the possibility that, in 2015, adjustable rate HELOC loans that are tied to low prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for the Company.

The capital and credit markets have been experiencing volatility and disruption during the last six years. Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly. Consumer confidence remains low, unemployment has fallen to 5.7% for February 2015, and the housing market, although starting to rebound, remains an important downside risk, with prices expected to rise slightly through much of 2015. Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2015. Furthermore, record levels of monetary and fiscal stimulus since 2010 have failed to produce the expected level of economic growth. The Company does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future. The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable. Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets. If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both. A further weakened economy could affect the Company in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations. It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how the Company’s business would be affected and whether the Company would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the U.S. economy could have a material adverse effect on the Company’s financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.

In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. Federal reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced in late 2014 and early 2015. Two examples of the latter are the rise in 2014 and 2015 (to date) in the value of the U.S. dollar relative to many other currencies, and decisions in the EU in late 2014 and 2015 (to date) to pursue or enhance easing strategies. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

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

A major portion of the Bank’s net income comes from its interest rate spread, which is the difference between the interest rates paid by the Bank on amounts used to fund assets and the interest rates and fees the Bank receives on its interest-earning assets. The Bank’s interest-earning assets include outstanding loans extended to its customers and securities held in its investment portfolio. The Bank funds assets using deposits and other borrowings. The Bank’s goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and the Bank currently maintains approximately 20.9% of deposits as non-interest bearing.

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

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In 2013, regulators adopted enhancements to U.S. capital standards based on Basel III. The revised standards create a new emphasis on Tier 1 common equity, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

•

Tier 1 Common Equity. For all supervised financial institutions, including the Company and the Bank, the ratio of Tier 1 common equity to risk-weighted assets (“Tier 1 Common Equity Capital ratio”) must be at least 4.5%. To be “well capitalized” the Tier 1 Common Equity Capital ratio must be at least 6.5%. If a capital conservation buffer of an additional 2.5% above the minimum 4.5% (or 7% overall) is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. Tier 1 common equity capital consists of core components of Tier 1 capital: common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items.

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

The revised standards took effect on January 1, 2014 for the larger, so-called advanced-approaches institutions, and on January 1, 2015 for all other institutions, including the Company and the Bank. The capital conservation buffer requirement is subject to a phase-in period.

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

For example, in 2014 major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and our customers. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

The Company is subject to Accounting Estimate Risks.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. The Company’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Company may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Company may make some other adjustment that will differ materially from the estimates that the Company makes today.

Expense Control could have an effect on the Company’s earnings.

Expenses and other costs directly affect the Company’s earnings. The Company’s ability to successfully manage expenses is important to its long-term profitability. Many factors can influence the amount of the Company’s expenses, as well as how quickly they grow. As the Company’s businesses change or expand, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The Company manages expense growth and risk through a variety of means, including actual versus budget management, imposition of expense authorization, and procurement coordination and processes.

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

The Company’s common stock is listed for trading on The NASDAQ Global Market. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of the Company’s common stock.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 23 additional branches in Neshoba, Newton, Leake, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Winston, Kemper, Forrest, Harrison, Jackson and Lamar counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1765 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service

Flowood Branch	5419 Highway 25, Suite Q Flowood, MS 39232 (601) 992-7688	Full Service

The Bank owns its main office and its branch offices, except for the Biloxi Lemoyne Branch, the Biloxi Cedar Lake branch, and the Flowood Branch, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, 2013 and 2012 - Selected Financial Data” in the 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, 2013 and 2012” in the 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2014 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2015, relating to its 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2015, relating to its 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2015, relating to its 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	142,500	$21.53	292,500

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	142,500	$21.53	292,500

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2015, relating to its 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 4, Appointment of HORNE LLP as our Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2015, relating to its 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2012, 2013 and 2014, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Position

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2014 Annual Report to Shareholders

14	Code of Ethics	*******

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits

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

CITIZENS HOLDING COMPANY

Date: March 6, 2015	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg L. McKee	Director, President and Chief Executive Officer	March 6, 2015
Greg L. McKee	(Principal Executive Officer)

/s/ Robert T. Smith	Treasurer, Chief Financial Officer	March 6, 2015
Robert T. Smith	(Principal Financial & Accounting Officer)

/s/ Craig Dungan	Director	March 6, 2015
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 6, 2015
Don L. Fulton

/s/ Donald L. Kilgore	Director	March 6, 2015
Donald L. Kilgore

/s/ David A. King	Director	March 6, 2015
David A. King

/s/ Herbert A. King	Chairman of the Board	March 6, 2015
Herbert A. King

/s/ Adam Mars	Director	March 6, 2015
Adam Mars

/s/ David P. Webb	Director	March 6, 2015
David P. Webb

/s/ A. T. Williams	Director	March 6, 2015
A.T. Williams

/s/ Terrell E. Winstead	Director	March 6, 2015
Terrell E. Winstead

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2014 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits