Form 10-Q
period 2015-03-31
CITIZENS HOLDING CO /MS/
filed 2015-05-11
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2015:

Title	Outstanding
Common Stock, $0.20 par value	4,877,614

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS

Cash and due from banks	$21,474,689	$22,405,730
Interest bearing deposits with other banks	36,005,356	61,481,223
Investment securities held to maturity, at amortized cost	197,764,661	206,817,169
Investment securities available for sale, at fair value	225,988,455	179,745,130
Loans, net of allowance for loan losses of $6,625,822 in 2015 and $6,542,326 in 2014	399,527,209	384,417,508
Premises and equipment, net	19,013,819	19,240,230
Other real estate owned, net	3,490,295	4,051,561
Accrued interest receivable	4,598,261	3,869,937
Cash value of life insurance	22,501,940	22,347,601
Intangible assets, net	3,149,657	3,149,657
Other assets	12,549,038	13,534,935

TOTAL ASSETS	$946,063,380	$921,060,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$144,043,398	$145,729,932
Interest-bearing NOW and money market accounts	288,968,188	268,567,815
Savings deposits	64,045,789	60,253,788
Certificates of deposit	219,716,488	221,542,359

Total deposits	716,773,863	696,093,894

Securities sold under agreement to repurchase	117,114,240	114,426,770
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	182,387	190,717
Deferred compensation payable	7,325,707	7,209,694
Other liabilities	1,124,617	1,281,820

Total liabilities	862,520,814	839,202,895

SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,877,614 shares outstanding at March 31, 2015 and December 31, 2014	975,482	975,482
Additional paid-in capital	3,884,717	3,861,717
Retained earnings	86,372,901	85,901,207
Accumulated other comprehensive loss, net of tax benefit of $4,575,070 in 2015 and $5,283,048 in 2014	(7,690,534)	(8,880,620)

Total shareholders’ equity	83,542,566	81,857,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$946,063,380	$921,060,681

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$5,007,560	$5,043,910
Investment securities	2,668,472	2,896,969
Other interest	30,039	5,049

Total interest income	7,706,071	7,945,928

INTEREST EXPENSE
Deposits	432,153	418,296
Other borrowed funds	319,031	310,563

Total interest expense	751,184	728,859

NET INTEREST INCOME	6,954,887	7,217,069

PROVISION FOR LOAN LOSSES	184,176	361,368

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,770,711	6,855,701

OTHER INCOME
Service charges on deposit accounts	886,784	929,731
Other service charges and fees	531,853	484,437
Other income	333,108	369,312

Total other income	1,751,745	1,783,480

OTHER EXPENSES
Salaries and employee benefits	3,355,303	3,355,837
Occupancy expense	1,299,494	973,062
Other operating expense	1,832,177	2,039,964

Total other expenses	6,486,974	6,368,863

INCOME BEFORE PROVISION FOR INCOME TAXES	2,035,482	2,270,318

PROVISION FOR INCOME TAXES	441,936	473,165

NET INCOME	$1,593,546	$1,797,153

NET INCOME PER SHARE -Basic	$0.33	$0.37

-Diluted	$0.33	$0.37

DIVIDENDS PAID PER SHARE	$0.23	$0.22

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

Net income	$1,593,546	$1,797,153

Other comprehensive income

Securities available-for-sale
Unrealized holding gains	954,036	9,518,544
Income tax effect	(355,856)	(3,550,417)

	598,180	5,968,127

Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	944,029	—
Income tax effect	(352,122)	—

	591,907	—

Total other comprehensive income	1,190,087	5,968,127

Comprehensive income	$2,783,633	$7,765,280

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$1,448,541	$1,322,675

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	11,369,636	968,065
Proceeds from maturities and calls of securities held to maturity	10,000,000	—
Purchases of investment securities available for sale	(56,842,228)	—
Purchases of bank premises and equipment	(24,149)	(676,990)
Increase (decrease) in interest bearing deposits with other banks	25,475,867	(100,548)
Proceeds from sale of other real estate	626,440	47,434
Redemption of Federal Home Loan Bank Stock	150,700	—
Net (increase) decrease in loans	(15,381,437)	1,849,358

Net cash used by investing activities	(24,625,171)	2,087,319

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,679,970	32,434,926
Net change in securities sold under agreement to repurchase	2,687,470	(17,949,056)
Increase in Federal Home Loan Bank advances	—	10,000,000
Decrease in federal funds purchased	—	(22,900,000)
Payment of dividends	(1,121,851)	(1,073,075)

Net cash (used by) provided by financing activities	22,245,589	512,795

Net (decrease) increase in cash and due from banks	(931,041)	3,922,789

Cash and due from banks, beginning of period	22,405,730	16,040,195

Cash and due from banks, end of period	$21,474,689	$19,962,984

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015

(Unaudited)

Note 1.	Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.

Note 2.	Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2015, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $45,660,580 compared to an aggregate unused balance of $50,242,705 at December 31, 2014. There was $2,664,480 of letters of credit outstanding at March 31, 2015 and $2,855,480 at December 31, 2014. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months
	Ended March 31,
	2015	2014

Basic weighted average shares outstanding	4,876,114	4,870,114
Dilutive effect of granted options	599	450

Diluted weighted average shares outstanding	4,876,713	4,870,564

Net income	$1,593,546	$1,797,153
Net income per share-basic	$0.33	$0.37
Net income per share-diluted	$0.33	$0.37

Note 4.	Equity Compensation Plans

Prior to the adoption of the 2013 Plan, as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees.

The following table is a summary of the stock option activity for the three months ended March 31, 2015.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at December 31, 2014	96,000	$21.23	46,500	$22.14	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	(22,000)	21.05	—	—

Outstanding at March 31, 2015	96,000	$21.23	24,500	$23.13	—	$—

The intrinsic value of options granted under the Directors’ Plan at March 31, 2015, was $3,840, the intrinsic value of options granted under the Employees’ Plan at March 31, 2015, was $480, and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for a total intrinsic value at March 31, 2015, of $4,320.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan. During the quarter ended March 31, 2014, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vested over a one-year period ending March 13, 2015 during which time the recipients had rights to vote the shares and to receive dividends. The grant date fair value of these shares was $138,000 and was recognized over the one year restriction period at a cost of $11,500 per month less deferred taxes of $4,290 per month.

Note 5.	Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2015, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2015 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2011. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6.	Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$67,999,518	$12,513	$800,489	$67,211,542
Mortgage-backed securities	66,069,711	867,567	413,071	66,524,207
State, County, Municipals	86,628,987	3,109,851	331,074	89,407,764
Other investments	2,983,535	—	138,593	2,844,942

Total	$223,681,751	$3,989,931	$1,683,227	$225,988,455

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$77,996,980	$—	$2,035,905	$75,961,075
Mortgage-backed securities	12,501,990	824,844	—	13,326,834
State, County, Municipals	84,896,091	3,048,489	360,082	87,584,498
Other investments	2,997,401	—	124,678	2,872,723

Total	$178,392,462	$3,873,333	$2,520,665	$179,745,130

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from available-for-sale to held-to-maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

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

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$197,764,661	$12,781,952	$—	$210,546,613

Total	$197,764,661	$12,781,952	$—	$210,546,613

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$206,817,169	$9,928,269	$—	$216,745,438

Total	$206,817,169	$9,928,269	$—	$216,745,438

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale

Due in one year or less	$8,019,077	$8,123,850	$3,619,965	$3,644,097
Due after one year through five years	11,316,260	11,624,394	11,886,005	12,165,884
Due after five years through ten years	70,843,803	71,430,278	73,014,502	72,750,584
Due after ten years	133,502,611	134,809,933	89,871,990	91,184,565

Total	$223,681,751	$225,988,455	$178,392,462	$179,745,130

Held-to-maturity

Due after five years through ten years	$27,646,986	$29,014,440	$27,599,235	$28,395,635
Due after ten years	170,117,675	181,532,173	179,217,934	188,349,803

Total	$197,764,661	$210,546,613	$206,817,169	$216,745,438

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2015 and December 31, 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

March 31, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U. S. Government agencies	$—	$—	$56,703	$800	$56,703	$800
Mortgage backed securities	48,742	413	—	—	48,742	413
State, County, Municipal	1,392	8	12,560	323	13,952	331
Other investments	—	—	2,845	139	2,845	139

Total	$50,134	$421	$72,108	$1,262	$122,242	$1,683

December 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U. S. Government agencies	$—	$—	$75,961	$2,036	$75,961	$2,036
Mortgage backed securities	—	—	—	—	—	—
State, County, Municipal	697	3	14,980	357	15,677	360
Other investments	—	—	2,873	125	2,873	125

Total	$697	$3	$93,814	$2,518	$94,511	$2,521

The Company’s unrealized losses on its Obligations of United States Government agencies, Mortgage backed securities and State, County and Municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company has determined that none of the securities in this classification are other-than-temporarily impaired at March 31, 2015 or at December 31, 2014.

The Company’s unrealized loss on other investments relates to an investment in a pooled trust preferred security. The decline in value of the pooled trust preferred security is related to the deterioration of the markets for these types of securities brought about by the lowered credit ratings and past deferrals and defaults of the underlying issuing financial institutions. The Company owns a senior tranche of this security and therefore has a higher degree of which future deferrals and defaults would be required before the cash flow for the Company’s tranche is negatively impacted. The Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell at a price less than amortized cost prior to maturity. Given these factors, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

Note 7.	Loans

The composition of net loans (in thousands) at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$42,887	$43,233
Farmland	25,868	26,463
1-4 Family Mortgages	106,177	104,170
Commercial Real Estate	159,484	151,746

Total Real Estate Loans	334,416	325,612

Business Loans:
Commercial and Industrial Loans	45,576	38,333
Farm Production and Other Farm Loans	1,081	1,035

Total Business Loans	46,657	39,368

Consumer Loans:
Credit Cards	974	1,075
Other Consumer Loans	24,781	25,440

Total Consumer Loans	25,755	26,515

Total Gross Loans	406,828	391,495

Unearned income	(675)	(535)
Allowance for loan losses	(6,626)	(6,542)

Loans, net	$399,527	$384,418

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$582	$92
Farmland	208	222
1-4 Family Mortgages	2,110	1,905
Commercial Real Estate	9,910	9,444

Total Real Estate Loans	12,810	11,663

Business Loans:
Commercial and Industrial Loans	141	70

Total Business Loans	141	70

Consumer Loans:
Other Consumer Loans	93	133

Total Consumer Loans	93	133

Total Non-Accrual Loans	$13,044	$11,854

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2015, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$296	$320	$616	$42,271	$42,877	$—
Farmland	316	70	386	25,482	25,868	70
1-4 Family Mortgages	4,600	632	5,232	100,945	106,177	93
Commercial Real Estate	2,393	4,585	6,978	152,506	159,484	51

Total Real Estate Loans	7,605	5,607	13,212	321,204	334,416	214

Business Loans:
Commercial and Industrial Loans	156	—	231	45,345	45,576	—
Farm Production and Other Farm Loans	—	—	—	1,081	1,081	—

Total Business Loans	156	—	231	46,426	46,657	—

Consumer Loans:
Credit Cards	30	2	32	942	974	2
Other Consumer Loans	668	2	670	24,111	24,781	1

Total Consumer Loans	698	4	702	25,053	25,755	3

Total Loans	$9,059	$5,686	$14,145	$392,683	$406,828	$215

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$578	$—	$578	$42,655	$43,233	$—
Farmland	889	17	906	25,557	26,463	—
1-4 Family Mortgages	4,606	837	5,443	98,727	104,170	131
Commercial Real Estate	2,211	4,471	6,682	145,064	151,746	724

Total Real Estate Loans	8,284	5,325	13,609	312,003	325,612	855

Business Loans:
Commercial and Industrial Loans	115	3	118	38,215	38,333	3
Farm Production and other Farm Loans	22	—	22	1,013	1,035	—

Total Business Loans	137	3	140	39,228	39,368	3

Consumer Loans:
Credit Cards	27	6	33	1,042	1,075	6
Other Consumer Loans	1,179	53	1,232	24,208	25,440	16

Total Consumer Loans	1,206	59	1,265	25,250	26,515	22

Total Loans	$9,627	$5,387	$15,014	$376,481	$391,495	$880

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

Impaired loans (in thousands) as of March 31, 2015 and December 31, 2014, segregated by class, are as follows:

March 31, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$582	$495	$87	$582	$87	$339
Farmland	758	93	665	758	108	1,323
1-4 Family Mortgages	2,755	1,897	858	2,755	143	2,973
Commercial Real Estate	9,909	1,670	8,239	9,909	1,667	10,412

Total Real Estate Loans	14,004	4,155	9,849	14,004	2,005	15,047

Business Loans:
Commercial and Industrial Loans	141	106	35	141	25	110

Total Business Loans	141	106	35	141	25	110

Consumer Loans:
Other Consumer Loans	93	93	—	93	—	111

Total Consumer Loans	93	93	—	93	—	111

Total Loans	$14,238	$4,354	$9,884	$14,238	$2,030	$15,268

December 31, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$92	$—	$92	$92	$92	$114
Farmland	798	104	694	798	108	575
1-4 Family Mortgages	2,554	1,685	869	2,554	143	2,210
Commercial Real Estate	9,444	895	8,549	9,444	1,642	9,169

Total Real Estate Loans	12,888	2,684	10,204	12,888	1,985	12,068

Business Loans:
Commercial and Industrial Loans	70	30	40	70	40	1,147
Farm Production and other Farm Loans	—	—	—	—	—	—

Total Business Loans	70	30	40	70	40	1,147

Consumer Loans:
Other Consumer Loans	121	121	—	121	—	120

Total Consumer Loans	121	121	—	121	—	120

Total Loans	$13,079	$2,835	$10,244	$13,079	$2,025	$13,335

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	4	$6,850	$4,648

Total	4	$6,850	$4,648

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	4	$6,850	$4,741

Total	4	$6,850	$4,741

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	4	$4,741
Reductions due to:
Principal paydowns		(93)

Total at March 31, 2015	4	$4,648

The allocated allowance for loan losses attributable to restructured loans was $174,274 at March 31, 2015 and December 31, 2014. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of March 31, 2015.

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

Grade 3. AVERAGE RISK - This is the rating assigned to the majority of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2015.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2015:

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5, 6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$40,822	$218	$1,847	$—	$—	$42,887
Farmland	23,325	862	1,680	—	—	25,868
1-4 Family Mortgages	88,749	5,139	12,289	—	—	106,177
Commercial Real Estate	132,616	13,723	13,145	—	—	159,484

Total Real Estate Loans	285,513	19,942	28,961	—	—	334,416

Business Loans:
Commercial and Industrial Loans	45,102	237	237	—	—	45,576
Farm Production and Other Farm Loans	1,081	—	—	—	—	1,081

Total Business Loans	46,183	237	237	—	—	46,657

Consumer Loans:
Credit Cards	972	—	2	—	—	974
Other Consumer Loans	24,260	181	308	32	—	24,781

Total Consumer Loans	25,232	181	310	32	—	25,755

Total Loans	$356,928	$20,360	$29,508	$32	$—	$406,828

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2014:

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5, 6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$41,431	$424	$1,378	$—	$—	$43,233
Farmland	23,993	708	1,762	—	—	26,463
1-4 Family Mortgages	86,969	5,351	11,850	—	—	104,170
Commercial Real Estate	126,881	13,558	11,307	—	—	151,746

Total Real Estate Loans	279,274	20,041	26,297	—	—	325,612

Business Loans:
Commercial and Industrial Loans	37,890	232	211	—	—	38,333
Farm Production and other Farm Loans	1,035	0	—	—	—	1,035

Total Business Loans	38,925	232	211	—	—	39,368

Consumer Loans:
Credit Cards	1,069	—	6	—	—	1,075
Other Consumer Loans	24,889	177	358	16	—	25,440

Total Consumer Loans	25,958	177	364	16	—	26,515

Total Loans	$344,157	$20,450	$26,872	$16	$—	$391,495

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

	Real	Business
March 31, 2015	Estate	Loans	Consumer	Total

Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326

Provision for possible loan losses	(70,244)	161,169	93,251	184,176

Chargeoffs	95,199	—	56,127	151,326

Recoveries	32,298	3,974	14,374	50,646

Net Chargeoffs	62,901	(3,974)	41,753	100,680

Ending Balance	$5,069,006	$1,038,958	$517,858	$6,625,822

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,005,196	$25,000	$—	$2,030,196

Loans collectively evaluated for impairment	3,063,810	1,013,958	517,858	4,595,626

Ending Balance, March 31, 2015	$5,069,006	$1,038,958	$517,858	$6,625,822

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	Real	Business
March 31, 2014	Estate	Loans	Consumer	Total

Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499

Provision for possible loan losses	239,280	139,578	(17,490)	361,368

Chargeoffs	61,040	22,760	35,540	119,340

Recoveries	15,155	2,283	24,607	42,045

Net Chargeoffs	45,885	20,477	10,933	77,295

Ending Balance, March 31, 2014	$4,899,148	$2,886,510	$575,914	$8,361,572

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,075,733	$1,560,619	$—	$2,636,352

Loans collectively evaluated for impairment	3,823,415	1,325,891	575,914	5,725,220

Ending Balance, March 31, 2014	$4,899,148	$2,886,510	$575,914	$8,361,572

The Corporation’s recorded investment in loans as of March 31, 2015 and December 31, 2014 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2015	Estate	Loans	Consumer	Total

Loans individually evaluated for specific impairment	$14,004	$141	$93	$14,238

Loans collectively evaluated for general impairment	320,412	46,516	25,662	392,590

	$334,416	$46,657	$25,755	$406,828

	Real	Business
December 31, 2014	Estate	Loans	Consumer	Total

Loans individually evaluated for specific impairment	$12,888	$70	$121	$13,079

Loans collectively evaluated for general impairment	312,724	39,298	26,394	378,416

	$325,612	$39,268	$26,515	$391,495

Note 8.	Fair Value of Financial Instruments

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$67,211,542	$—	$67,211,542
Mortgage-backed securities	—	66,524,207	—	66,524,207
State, county and municipal obligations	—	89,407,764	—	89,407,764
Other investments	—	—	2,844,942	2,844,942

Total	$—	$223,143,513	$2,844,942	$225,988,455

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$75,961,075	$—	$75,961,075
Mortgage-backed securities	—	13,326,834	—	13,326,834
State, county and municipal obligations	—	87,584,498	—	87,584,498
Other investments	—	—	2,872,723	2,872,723

Total	$—	$176,872,407	$2,872,723	$179,745,130

The following table reports the activity for 2015 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product

Balance at January 1, 2015	$2,872,723

Principal payments received	(15,731)
Unrealized losses included in other comprehensive income	(12,050)

Balance at March 31, 2015	$2,844,942

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2015 that were still held in the balance sheet at March 31, 2015, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$7,665,735	$7,665,735
Other real estate owned	—	—	—	—

Total	$—	$—	$7,665,735	$7,665,735

For assets measured at fair value on a nonrecurring basis during 2014 that were still held in the balance sheet at December 31, 2014, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$8,782,923	$8,782,923
Other real estate owned	—	—	645,468	645,468

Total	$—	$—	$9,428,391	$9,428,391

Impaired loans with a carrying value of $11,021,776 and $10,243,082 had an allocated allowance for loan losses of $2,030,196 and $2,024,754 at March 31, 2015 and December 31, 2014, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2015, and recorded at fair value, less costs to sell, was $87,560, none of which was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2014 and recorded at fair value, less costs to sell, was $2,874,173. Additional writedowns during 2014 on OREO acquired in previous years was $694,207.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2015, and December 31, 2014:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
March 31, 2015	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,474,689	$21,474,689	$—	$—	$21,474,689
Interest bearing deposits with banks	36,005,356	36,005,356	—	—	36,005,356
Securities held-to-maturity	197,764,661		210,546,613		210,546,613
Securities available-for-sale	225,988,455	—	223,143,513	2,844,942	225,988,455
Net loans	399,527,209	—	—	401,946,436	401,946,436

Financial liabilities
Deposits	$716,773,863	$497,057,375	$—	$219,942,297	$716,999,672
Federal Home Loan Bank advances	20,000,000	—	—	20,837,189	20,837,189
Securities Sold under Agreement to Repurchase	117,114,240	117,114,240	—	—	117,114,240

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2014	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,405,730	$22,405,730	$—	$—	$22,405,730
Interest bearing deposits with banks	61,481,223	61,481,223	—	—	61,481,223
Securities available-for-sale	179,745,130	—	176,872,407	2,872,723	179,745,130
Securities held-to-maturity	206,817,168	—	216,745,438	—	216,745,438
Net loans	384,417,508	—	—	386,206,117	386,206,117

Financial liabilities
Deposits	$696,093,894	$474,551,535	$—	$221,685,000	$696,236,535
Federal Home Loan Bank advances	20,000,000	—	—	20,804,047	20,804,047
Securities Sold under Agreement to Repurchase	114,426,770	114,426,770	—	—	114,426,770

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2015, was 39.13% and at December 31, 2014, was 37.72%, which increased due to an increase in short term marketable assets at March 31, 2015. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $716,773,863 at March 31, 2015, and $696,093,894 at December 31, 2014. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $225,988,455 invested in available-for-sale investment securities at March 31, 2015, and $179,745,130 at December 31, 2014. The Corporation also had $36,005,356 in interest bearing deposits at other banks at March 31, 2015 and $61,481,223 at December 31, 2014. The decrease in interest bearing deposits was the result of funds being invested in longer term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at March 31, 2015 and December 31, 2014. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2015, the Corporation had unused and available $134,521,334 of its line of credit with the FHLB and at December 31, 2014, the Corporation had unused and available $142,313,563 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2014 to March 31, 2015, was the result of a decrease in the amount of loans eligible for the collateral pool. The Corporation had $0 in federal funds purchased as of March 31, 2015 and December 31, 2014. The Corporation usually purchases funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

The total shareholders’ equity was $83,542,566 at March 31, 2015, as compared to $81,857,786 at December 31, 2014. The reason for the increase in shareholders’ equity was the decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Aggregate cash dividends in the amount of $1,121,851, or $0.23 per share, have been paid during the three-month period ended March 31, 2015.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2015, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015
Total Capital (to Risk-Weighted Assets)	$92,660,543	17.52%	$42,302,280	>8.00%	$52,877,850	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	86,050,613	16.27%	21,151,140	>4.00%	31,726,710	>6.00%

Tier 1 Capital (to Average Assets)	86,050,613	9.31%	36,959,829	>4.00%	46,199,786	>5.00%

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

Management believes that, as of March 31, 2015, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. The changes to the calculation of risk-weighted assets did not have a material impact on the Company’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended March 31,
	2015	2014

Interest Income, including fees	$7,706,071	$7,945,928
Interest Expense	751,184	728,859

Net Interest Income	6,954,887	7,217,069
Provision for Loan Losses	184,176	361,368

Net Interest Income after
Provision for Loan Losses	6,770,711	6,855,701
Other Income	1,751,745	1,783,480
Other Expense	6,486,974	6,368,863

Income Before Provision For
Income Taxes	2,035,482	2,270,318
Provision for Income Taxes	441,936	473,165

Net Income	$1,593,546	$1,797,153

Net Income Per share - Basic	$0.33	$0.37

Net Income Per Share-Diluted	$0.33	$0.37

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.69% for the three months ended March 31, 2015, and 10.48% for the corresponding period in 2014. The decrease in ROE was caused by a increase in average equity that occurred as a result of the decrease in accumulated other comprehensive loss and lower earnings in the quarter ended March 31, 2015 when compared to the same period in 2014.

The book value per share increased to $17.13 at March 31, 2015, compared to $16.78 at December 31, 2014. The increase in book value per share reflects the decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities in addition to the amount of earnings in excess of dividends. Average assets for the three months ended March 31, 2015, were $927,524,263 compared to $884,687,654 for the year ended December 31, 2014.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.42% for the three months ended March 31, 2015 compared to 3.65% for the corresponding period of 2014. The decrease in net interest margin for the three months ended March 31, 2015, when compared to the same period in 2014, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $845,624,309 for the three months ended March 31, 2015. This represents an increase of $58,063,231, or 7.4%, over average earning assets of $787,561,078 for the three months ended March 31, 2014. The increase in average earning assets for the three months ended March 31, 2015, is the result of an increase in investment securities, interest-bearing balances with other banks and loans.

Interest bearing deposits averaged $560,245,440 for the three months ended March 31, 2015. This represents an increase of $18,530,562, or 3.4%, from the average of interest bearing deposits of $541,714,878 for the three months ended March 31, 2014. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $135,076,234 for the three months ended March 31, 2015. This represents an increase of $2,077,519, or 1.6%, over the other borrowed funds of $132,998,715 for the three months ended March 31, 2014. This increase in other borrowed funds was due to a $39,423,200 increase in the securities sold under agreement to repurchase, a $57,903 decrease in the Agribusiness Enterprise Loan Liability, a $4,787,778 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $32,500,000 for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014.

Net interest income was $6,954,887 for the three months ended March 31, 2015, a decrease of $262,182 from $7,217,069 for the three months ended March 31, 2014, primarily due to a decrease in rate partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three months ended March 31, 2015, the rates paid on earning assets decreased more than the yield on deposits and borrowed funds decreased from the same period in 2014. The yield on all interest bearing assets decreased 23 basis points to 3.78% in the three months ended March 31, 2015 from 4.01% for the same period in 2014. At the same time, the rate paid on all interest bearing liabilities for the three months ended March 31, 2015 of 0.44% remained the same as the same period in 2014. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended March 31,
	2015	2014
Interest and Fees	$5,007,560	$5,043,910
Average Gross Loans	401,228,249	390,300,188
Annualized Yield	4.99%	5.17%

The decrease in interest rates in the three months ended March 31, 2015, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2015	Year Ended December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$406,827,720	$391,494,584	$15,333,136	3.92%
Allowance for Loan Losses	6,625,822	6,542,326	83,496	1.28%
Nonaccrual Loans	13,044,155	11,854,274	1,189,881	10.04%
Ratios:
Allowance for loan losses to gross loans	1.63%	1.67%
Net loans charged off to allowance for loan losses	1.52%	37.58%

The provision for loan losses for the three months ended March 31, 2015, was $184,176, a decrease of $177,192 from the $361,368 provision for the same period in 2014. The change in our loan loss provisions for the three months is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list exceeded payments received.

For the three months ended March 31, 2015, net loan losses charged to the allowance for loan losses totaled $100,680, an increase of $23,386 from the $77,295 charged off in the same period in 2014.

Management reviews quarterly with the Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2015 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, in light of overall economic conditions in the Corporation’s geographic area, the nation and internationally, as a whole, it is possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2015 was $1,751,745, a decrease of $31,735, or 1.8%, from the same period in 2014. Service charges on deposit accounts decreased by $42,947, or 4.6%, to $886,784 in the three months ended March 31, 2015, compared to $929,731 for the same period in 2014. Other service charges and fees increased by $47,416, or 9.8%, to $531,853 in the three months ended March 31, 2015, compared to the same period in 2014. The decrease in other income was the result of a decrease in demand for these services and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months Ended March 31,
Other Income	2015	2014

BOLI Insurance	$144,000	$144,000
Mortgage Loan Origination Income	104,154	69,419
Other Income	84,954	155,893

Total Other Income	$333,108	$369,312

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2015 and 2014 were $6,486,974 and $6,368,863, respectively, an increase of $118,111, or 1.9%, from 2014 to 2015. Salaries and benefits decreased slightly to $3,355,303 for the three months ended March 31, 2015, from $3,355,837 for the same period in 2014. Occupancy expense increased by $326,432, or 33.5%, to $1,299,494 for the three months ended March 31, 2015, when compared to the same period of 2014. This increase is due in part to an increase in equipment rental and service contracts due in part to the opening of two full service branches. Other operating expenses decreased by $207,787 to $1,832,177 for the three months ended March 31, 2015, when compared to the same period of 2014. This decrease is due mainly to lower loan collection costs, supply costs and insurance costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended March 31,
Other Operating Expense	2015	2014

Advertising	209,423	151,984
Office Supplies	158,251	177,855
Legal and Audit Fees	199,887	154,926
Telephone expense	106,431	108,436
Postage and Freight	114,248	122,391
Loan Collection Expense	47,327	69,860
Other Losses	165,254	234,338
Regulatory and related expense	188,180	191,586
Debit Card/ATM expense	339,328	312,862
Travel and Convention	65,693	41,385
Other expenses	238,155	474,341

Total Other Expense	$1,832,177	$2,039,964

The Corporation’s efficiency ratio for the three months ended March 31, 2015, was 72.51% compared to the 68.65% for the same period in 2014. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$21,474,689	$22,405,730	$(931,041)	-4.16%
Interest Bearing deposits with Other Banks	36,005,356	61,481,223	(25,475,867)	-41.44%
Investment Securities	423,753,116	386,562,299	37,190,817	9.62%
Loans, net	399,527,209	384,417,508	15,109,701	3.93%
Premises and Equipment	19,013,819	19,240,230	(226,411)	-1.18%
Total Assets	946,063,380	921,060,681	25,002,699	2.71%

Total Deposits	716,773,863	696,093,894	20,679,969	2.97%

Total Stockholders’ Equity	83,542,566	81,857,786	1,684,780	2.06%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at March 31, 2015 was $21,474,689, a decrease of $931,041 from the balance of $22,405,730 at December 31, 2014, due to a decrease in the balances at correspondent banks due to a decrease in the amount of the month ending cash letter.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments at March 31, 2015, increased by $37,190,817, or 9.6%, to $423,753,116 from $386,562,299 at December 31, 2014. This increase is due to changes in the market value of the securities portfolio and by additional purchases of investment securities.

LOANS

The loan balance increased by $15,109,701 during the three months ended March 31, 2015, to $399,527,209 from $384,417,508 at December 31, 2014. Loan demand, especially in business loan and consumer loan categories, strengthened and competition for available loans continued to be strong during the three months ended March 31, 2015. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2015, premises and equipment decreased by $226,411, or 1.2%, to $19,013,819 when compared to $19,240,230 at December 31, 2014. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	March 31, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$144,043,398	$145,729,932	$(1,686,534)	-1.16%
Interest-Bearing Deposits	288,968,188	268,567,815	20,400,373	7.60%
Savings Deposits	64,045,789	60,253,788	3,792,001	6.29%
Certificates of Deposit	219,716,488	221,542,359	(1,825,871)	-0.82%

Total Deposits	$716,773,863	$696,093,894	$20,679,969	2.97%

Interest-bearing deposits and savings increased while certificates of deposit and noninterest-bearing deposits decreased during the three months ended March 31, 2015. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2015, the Corporation had approximately $6.6 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation is supplementing the risk factors that appear in Part I, Item 1A., “Risk Factors,” of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015, to include the following:

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

Under these recently adopted rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective as to the Corporation on January 1, 2015 and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE:	May 8, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).