Form 10-Q
period 2015-06-30
CITIZENS HOLDING CO /MS/
filed 2015-08-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2015:

Title	Outstanding
Common Stock, $0.20 par value	4,885,114

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$18,842,722	$22,405,730
Interest bearing deposits with other banks	11,083,914	61,481,223
Investment securities held to maturity, at amortized cost	198,298,707	206,817,169
Investment securities available for sale, at fair value	232,272,884	179,745,130
Loans, net of allowance for loan losses of $6,692,914 in 2015 and $6,542,326 in 2014	400,622,906	384,417,508
Premises and equipment, net	18,782,171	19,240,230
Other real estate owned, net	3,590,367	4,051,561
Accrued interest receivable	3,794,505	3,869,937
Cash value of life insurance	22,699,665	22,347,601
Intangible assets, net	3,149,657	3,149,657
Other assets	13,862,768	13,534,935

TOTAL ASSETS	$927,000,266	$921,060,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$141,953,804	$145,729,932
Interest-bearing NOW and money market accounts	296,965,294	268,567,815
Savings deposits	64,403,837	60,253,788
Certificates of deposit	217,815,290	221,542,359

Total deposits	721,138,225	696,093,894

Securities sold under agreement to repurchase	94,962,842	114,426,770
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	56,352	190,717
Deferred compensation payable	7,419,986	7,209,694
Other liabilities	1,345,838	1,281,820

Total liabilities	844,923,243	839,202,895

SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,875,270 shares outstanding at June 30, 2015 and 4,877,614 at December 31, 2014	975,054	975,482
Additional paid-in capital	3,866,599	3,861,717
Retained earnings	87,077,889	85,901,207
Accumulated other comprehensive loss, net of tax benefit of $5,855,279 in 2015 and $5,283,048 in 2014	(9,842,519)	(8,880,620)

Total shareholders’ equity	82,077,023	81,857,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$927,000,266	$921,060,681

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$4,988,452	$5,067,445	$9,996,012	$10,111,355
Investment securities	2,690,622	2,851,155	5,359,094	5,748,124
Other interest	17,245	6,913	47,284	11,962

Total interest income	7,696,319	7,925,513	15,402,390	15,871,441

INTEREST EXPENSE
Deposits	449,772	421,870	881,925	840,166
Other borrowed funds	285,902	312,081	604,933	622,644

Total interest expense	735,674	733,951	1,486,858	1,462,810

NET INTEREST INCOME	6,960,645	7,191,562	13,915,532	14,408,631

PROVISION FOR LOAN LOSSES	81,818	211,535	265,994	572,903

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,878,827	6,980,027	13,649,538	13,835,728

OTHER INCOME
Service charges on deposit accounts	954,093	963,826	1,840,877	1,893,557
Other service charges and fees	563,161	524,695	1,095,014	1,009,132
Other income	334,597	995,101	667,705	1,364,413

Total other income	1,851,851	2,483,622	3,603,596	4,267,102

OTHER EXPENSES
Salaries and employee benefits	3,341,381	3,252,370	6,696,684	6,608,207
Occupancy expense	1,296,765	1,570,995	2,596,259	2,544,057
Other operating expense	1,683,004	2,222,630	3,515,181	4,262,594

Total other expenses	6,321,150	7,045,995	12,808,124	13,414,858

INCOME BEFORE PROVISION FOR INCOME TAXES	2,409,528	2,417,654	4,445,010	4,687,972

PROVISION FOR INCOME TAXES	580,941	325,135	1,022,877	798,300

NET INCOME	$1,828,587	$2,092,519	$3,422,133	$3,889,672

NET INCOME PER SHARE -Basic	$0.37	$0.43	$0.70	$0.80

-Diluted	$0.37	$0.43	$0.70	$0.80

DIVIDENDS PAID PER SHARE	$0.23	$0.22	$0.46	$0.44

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net income	$1,828,587	$2,092,519	$3,422,133	$3,889,672

Other comprehensive income

Securities available-for-sale
Unrealized holding gains	2,054,039	5,349,883	3,008,075	14,868,427
Income tax effect	(766,156)	(1,992,111)	(1,122,012)	(5,542,528)

	1,287,883	3,357,772	1,886,063	9,325,899

Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	529,915	—	1,473,944	—
Income tax effect	(197,660)	—	(549,782)	—

	332,255	—	924,162	—

Reclassification adjustment for gains included in net income	—	(9,102)	—	(9,102)
Income tax effect	—	3,395	—	3,395

	—	(5,707)	—	(5,707)

Total other comprehensive income	955,628	3,352,065	961,901	9,320,192

Comprehensive income	$2,784,215	$5,444,584	$4,384,034	$13,209,864

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$4,796,043	$3,850,163

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	20,373,502	4,609,491
Proceeds from sales of securities available for sale	—	1,381,596
Proceeds from maturities and calls of securities held to maturity	10,000,000	—
Purchases of investment securities available for sale	(76,439,560)	—
Purchases of bank premises and equipment	(46,843)	(1,654,936)
Increase (decrease) in interest bearing deposits with other banks	50,397,309	(6,239,119)
Proceeds from sale of other real estate	1,001,949	339,934
Redemption of Federal Home Loan Bank Stock	150,700	449,700
Net (increase) decrease in loans	(17,088,940)	1,906,215

Net cash (used by) provided by investing activities	(11,651,883)	792,881

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,044,331	36,817,569
Net change in securities sold under agreement to repurchase	(19,463,928)	(5,719,172)
Decrease in federal funds purchased	—	(27,500,000)
Repurchase of stock	(70,122)	—
Exercise of Stock Options	27,000	—
Excess tax benefits on stock options	1,001	—
Payment of dividends	(2,245,450)	(2,146,149)

Net cash provided by financing activities	3,292,832	1,452,248

Net (decrease) increase in cash and due from banks	(3,563,008)	6,095,292

Cash and due from banks, beginning of period	22,405,730	16,040,195

Cash and due from banks, end of period	$18,842,722	$22,135,487

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015

(Unaudited)

Note 1.	Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2015, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $53,718,491 compared to an aggregate unused balance of $50,242,705 at December 31, 2014. There was $2,666,980 of letters of credit outstanding at June 30, 2015 and $2,855,480 at December 31, 2014. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Basic weighted average shares outstanding	4,877,614	4,870,114	4,873,097	4,870,114
Dilutive effect of granted options	1,170	704	907	535

Diluted weighted average shares outstanding	4,878,784	4,870,818	4,874,004	4,870,649

Net income	$1,828,587	$2,092,519	$3,422,133	$3,889,672
Net income per share-basic	$0.37	$0.43	$0.70	$0.80
Net income per share-diluted	$0.37	$0.43	$0.70	$0.80

Note 4.	Equity Compensation Plans

Prior to the adoption of the 2013 Plan, as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees.

The following table is a summary of the stock option activity for the six months ended June 30, 2015.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at December 31, 2014	96,000	$21.23	46,500	$22.14	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	(1,500)	18.00	—	—
Expired	(9,000)	20.00	(22,000)	21.05	—	—

Outstanding at June 30, 2015	87,000	$21.36	23,000	$23.46	—	$—

The intrinsic value of options granted under the Directors’ Plan at June 30, 2015, was $70,980, the intrinsic value of options granted under the Employees’ Plan at June 30, 2015, was $0, and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for an aggregate intrinsic value at June 30, 2015, of $70,980.

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

During the quarter ended June 30, 2015, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vest over a one-year period ending April 29, 2016 during which time the recipients has rights to vote the shares and to receive dividends. The grant date fair value of these shares was $141,450 and will be recognized over the one year restriction period at a cost of $11,788 per month less deferred taxes of $4,397 per month.

Note 5.	Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2015, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2015 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

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

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$68,002,206	$—	$2,366,887	$65,635,319
Mortgage backed securities	78,350,589	755,577	1,123,361	77,982,805
State, County, Municipals	84,618,121	2,208,522	1,051,543	85,775,100
Other investments	2,957,375	—	77,715	2,879,660

Total	$233,928,291	$2,964,099	$4,619,506	$232,272,884

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$77,996,980	$—	$2,035,905	$75,961,075
Mortgage backed securities	12,501,990	824,844	—	13,326,834
State, County, Municipals	84,896,091	3,048,489	360,082	87,584,498
Other investments	2,997,401	—	124,678	2,872,723

Total	$178,392,462	$3,873,333	$2,520,665	$179,745,130

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from available-for-sale to held-to-maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

The fair value of the securities transferred as of the date of transfer was $205,260,985 with a net unrealized loss of $17,061,438. In accordance with ASC 320-10-35-16, the discount on each security that resulted from this transfer is amortized over the remaining lives of the individual securities. Any unrealized holding losses on the date of the transfer are not recognized in net income but remain in accumulated other comprehensive loss. In accordance with ASC 320-10-15-10d, the unrealized loss amounts in accumulated other comprehensive loss are amortized simultaneously against interest income as the discount is accreted on the transferred securities. There is no effect on net income as the discount accretion offsets the accumulated other comprehensive loss amortization. The unamortized unrealized loss, before deferred taxes, was $14,042,392 and $15,516,336 at June 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$198,298,707	$6,188,631	$—	$204,487,338

Total	$198,298,707	$6,188,631	$—	$204,487,338

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$206,817,169	$9,928,269	$—	$216,745,438

Total	$206,817,169	$9,928,269	$—	$216,745,438

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale

Due in one year or less	$6,134,852	$6,204,469	$3,619,965	$3,644,097
Due after one year through five years	10,563,313	10,816,985	11,886,005	12,165,884
Due after five years through ten years	75,646,390	74,709,671	73,014,502	72,750,584
Due after ten years	141,583,736	140,541,759	89,871,990	91,184,565

Total	$233,928,291	$232,272,884	$178,392,462	$179,745,130

Held-to-maturity

Due after five years through ten years	$36,920,537	$37,859,713	$27,599,235	$28,395,635
Due after ten years	161,378,170	166,627,625	179,217,934	188,349,803

Total	$198,298,707	$204,487,338	$206,817,169	$216,745,438

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2015 and December 31, 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2015	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U. S. Government agencies	$10,295	$201	$55,340	$2,166	$65,635	$2,367
Mortgage backed securities	66,391	1,123	—	—	66,391	1,123
State, County, Municipal	13,285	448	12,251	604	25,536	1,052
Other investments	—	—	2,880	78	2,880	78

Total	$89,971	$1,772	$70,471	$2,848	$160,442	$4,620

December 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U. S. Government agencies	$—	$—	$75,961	$2,036	$75,961	$2,036
Mortgage backed securities	—	—	—	—	—	—
State, County, Municipal	697	3	14,980	357	15,677	360
Other investments	—	—	2,873	125	2,873	125

Total	$697	$3	$93,814	$2,518	$94,511	$2,521

The Corporation’s unrealized losses on its Obligations of United States Government agencies, Mortgage backed securities and State, County and Municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification are other-than-temporarily impaired at June 30, 2015 or at December 31, 2014.

The Corporation’s unrealized loss on other investments relates to an investment in a pooled trust preferred security. The decline in value of the pooled trust preferred security is related to the deterioration of the markets for these types of securities brought about by the lowered credit ratings and past deferrals and defaults of the underlying issuing financial institutions. The Corporation owns a senior tranche of this security and therefore has a higher degree of which future deferrals and defaults would be required before the cash flow for the Corporation’s tranche is negatively impacted. The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell at a price less than amortized cost prior to maturity. Given these factors, the Corporation does not consider the investment to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014.

Note 7.	Loans

The composition of net loans (in thousands) at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$45,581	$43,233
Farmland	24,027	26,463
1-4 Family Mortgages	106,179	104,170
Commercial Real Estate	161,779	151,746

Total Real Estate Loans	337,566	325,612

Business Loans:
Commercial and Industrial Loans	44,235	38,333
Farm Production and Other Farm Loans	1,061	1,035

Total Business Loans	45,296	39,368

Consumer Loans:
Credit Cards	986	1,075
Other Consumer Loans	24,138	25,440

Total Consumer Loans	25,124	26,515

Total Gross Loans	407,986	391,495

Unearned income	(670)	(535)
Allowance for loan losses	(6,693)	(6,542)

Loans, net	$400,623	$384,418

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$82	$92
Farmland	194	222
1-4 Family Mortgages	2,189	1,905
Commercial Real Estate	9,990	9,444

Total Real Estate Loans	12,455	11,663

Business Loans:
Commercial and Industrial Loans	135	70

Total Business Loans	135	70

Consumer Loans:
Other Consumer Loans	74	133

Total Consumer Loans	74	133

Total Non-Accrual Loans	$12,664	$11,854

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2015, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$416	$—	$416	$45,165	$45,581	$—
Farmland	251	17	268	23,759	24,027	—
1-4 Family Mortgages	3,825	813	4,638	101,541	106,179	52
Commercial Real Estate	2,056	3,948	6,004	155,775	161,779	—

Total Real Estate Loans	6,548	4,778	11,326	326,240	337,566	52

Business Loans:
Commercial and Industrial Loans	138	75	213	44,022	44,235	—
Farm Production and Other Farm Loans	—	—	—	1,061	1,061	—

Total Business Loans	138	75	213	45,083	45,296	—

Consumer Loans:
Credit Cards	23	—	23	963	986	—
Other Consumer Loans	769	37	806	23,332	24,138	17

Total Consumer Loans	792	37	829	24,295	25,124	17

Total Loans	$7,478	$4,890	$12,368	$395,618	$407,986	$69

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$578	$—	$578	$42,655	$43,233	$—
Farmland	889	17	906	25,557	26,463	—
1-4 Family Mortgages	4,606	837	5,443	98,727	104,170	131
Commercial Real Estate	2,211	4,471	6,682	145,064	151,746	724

Total Real Estate Loans	8,284	5,325	13,609	312,003	325,612	855

Business Loans:
Commercial and Industrial Loans	115	3	118	38,215	38,333	3
Farm Production and other Farm Loans	22	—	22	1,013	1,035	—

Total Business Loans	137	3	140	39,228	39,368	3

Consumer Loans:
Credit Cards	27	6	33	1,042	1,075	6
Other Consumer Loans	1,179	53	1,232	24,208	25,440	16

Total Consumer Loans	1,206	59	1,265	25,250	26,515	22

Total Loans	$9,627	$5,387	$15,014	$376,481	$391,495	$880

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

Impaired loans (in thousands) as of June 30, 2015 and December 31, 2014, segregated by class, are as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
June 30, 2015	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Recorded Investment
Real Estate:
Land Development and Construction	$82	$—	$82	$82	$82	$332
Farmland	743	81	662	743	108	751
1-4 Family Mortgages	2,910	1,976	934	2,910	210	2,833
Commercial Real Estate	9,990	1,865	8,125	9,990	1,981	9,545

Total Real Estate Loans	13,725	3,922	9,803	13,725	2,381	13,461

Business Loans:
Commercial and Industrial Loans	135	103	32	135	25	138

Total Business Loans	135	103	32	135	25	138

Consumer Loans:
Other Consumer Loans	74	74	—	74	—	84

Total Consumer Loans	74	74	—	74	—	84

Total Loans	$14,238	$4,099	$9,835	$13,934	$2,406	$13,683

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Recorded Investment
Real Estate:
Land Development and Construction	$92	$—	$92	$92	$92	$114
Farmland	798	104	694	798	108	575
1-4 Family Mortgages	2,554	1,685	869	2,554	143	2,210
Commercial Real Estate	9,444	895	8,549	9,444	1,642	9,169

Total Real Estate Loans	12,888	2,684	10,204	12,888	1,985	12,068

Business Loans:
Commercial and Industrial Loans	70	30	40	70	40	1,147

Total Business Loans	70	30	40	70	40	1,147

Consumer Loans:
Other Consumer Loans	121	121	—	121	—	120

Total Consumer Loans	121	121	—	121	—	120

Total Loans	$13,079	$2,835	$10,244	$13,079	$2,025	$13,335

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$4,530

Total	4	$6,850	$4,530

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	4	$6,850	$4,741

Total	4	$6,850	$4,741

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2015	4	$4,741
Reductions due to:
Principal paydowns		(211)

Total at June 30, 2015	4	$4,530

The allocated allowance for loan losses attributable to restructured loans was $174,274 at June 30, 2015 and December 31, 2014. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of June 30, 2015.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at june 30, 2015.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2015:

			Special
		Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction		$43,751	$267	$1,563	$—	$—	$45,581
Farmland		21,605	841	1,581	—	—	24,027
1-4 Family Mortgages		89,269	4,556	12,354	—	—	106,179
Commercial Real Estate		134,949	13,578	13,252	—	—	161,779

Total Real Estate Loans		289,574	19,242	28,750	—	—	337,566

Business Loans:
Commercial and Industrial Loans		43,570	430	235	—	—	44,235
Farm Production and Other Farm Loans		1,061	—	—	—	—	1,061

Total Business Loans		44,631	430	235	—	—	45,296

Consumer Loans:
Credit Cards		986	—	—	—	—	986
Other Consumer Loans		23,708	136	262	29	3	24,138

Total Consumer Loans		24,694	136	262	29	3	25,124

Total Loans		$358,899	$19,808	$29,247	$29	$3	$407,986

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2014:

			Special
		Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction		$41,431	$424	$1,378	$—	$—	$43,233
Farmland		23,993	708	1,762	—	—	26,463
1-4 Family Mortgages		86,969	5,351	11,850	—	—	104,170
Commercial Real Estate		126,881	13,558	11,307	—	—	151,746

Total Real Estate Loans		279,274	20,041	26,297	—	—	325,612

Business Loans:
Commercial and Industrial Loans		37,890	232	211	—	—	38,333
Farm Production and other Farm Loans		1,035	0	—	—	—	1,035

Total Business Loans		38,925	232	211	—	—	39,368

Consumer Loans:
Credit Cards		1,069	—	6	—	—	1,075
Other Consumer Loans		24,889	177	358	16	—	25,440

Total Consumer Loans		25,958	177	364	16	—	26,515

Total Loans		$344,157	$20,450	$26,872	$16	$—	$391,495

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015:

	Real	Business
June 30, 2015	Estate	Loans	Consumer	Total

Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326

Provision for possible loan losses	149,095	23,189	93,710	265,994

Chargeoffs	125,374	—	93,915	219,289

Recoveries	42,758	7,658	53,467	103,883

Net Chargeoffs	82,616	(7,658)	40,448	115,406

Ending Balance	$5,268,630	$904,662	$519,622	$6,692,914

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,381,267	$25,000	$—	$2,406,267

Loans collectively evaluated for impairment	2,887,363	879,662	519,622	4,286,647

Ending Balance, March 31, 2015	$5,268,630	$904 662	$519,622	$6,692,914

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014:

	Real	Business
June 30, 2014	Estate	Loans	Consumer	Total

Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499

Provision for possible loan losses	(172,350)	764,154	(18,902)	572,903

Chargeoffs	101,615	22,760	67,287	191,662

Recoveries	35,488	5,748	39,453	80,689

Net Chargeoffs	66,127	17,012	27,834	110,973

Ending Balance, June 30, 2014	$4,467,276	$3,514,551	$557,601	$8,539,428

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,067,821	$2,068,759	$—	$3,136,580

Loans collectively evaluated for impairment	3,399,455	1,445,792	557,601	5,402,848

Ending Balance, March 31, 2014	$4,467,276	$3,514,551	$557,601	$8,539,428

The Corporation’s recorded investment in loans as of June 30, 2015 and December 31, 2014 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
June 30, 2015	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$13,725	$135	$74	$13,934
Loans collectively evaluated for general impairment	323,841	45,161	25,050	394,052

	$337,566	$45,296	$25,124	$407,986

	Real	Business
December 31, 2014	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$12,888	$70	$121	$13,079
Loans collectively evaluated for general impairment	312,724	39,298	26,394	378,416

	$325,612	$39,368	$26,515	$391,495

Note 8.	Fair Value of Financial Instruments

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$65,635,319	$—	$65,635,319
Mortgage-backed securities	—	77,982,805	—	77,982,805
State, county and municipal obligations	—	85,775,100	—	85,775,100
Other investments	—	—	2,879,660	2,879,660

Total	$—	$229,393,224	$2,879,660	$232,272,884

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$75,961,075	$—	$75,961,075
Mortgage-backed securities	—	13,326,834	—	13,326,834
State, county and municipal obligations	—	87,584,498	—	87,584,498
Other investments	—	—	2,872,723	2,872,723

Total	$—	$176,872,407	$2,872,723	$179,745,130

The following table reports the activity for 2015 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Structured Financial Product

Balance at January 1, 2015	$2,872,723

Principal payments received	(45,411)
Unrealized gains included in other comprehensive income	52,348

Balance at June 30, 2015	$2,879,660

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2015 that were still held in the balance sheet at June 30, 2015, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$7,350,163	$7,350,163
Other real estate owned	—	—	437,847	$437,847

Total	$—	$—	$7,788,010	$7,788,010

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

Impaired loans with a carrying value of $9,833,430 and $10,243,082 had an allocated allowance for loan losses of $2,406,267 and $2,024,754 at June 30, 2015 and December 31, 2014, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2015, and recorded at fair value, less costs to sell, was $617,548, of which $179,702 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2014 and recorded at fair value, less costs to sell, was $2,874,173. Additional writedowns during 2014 on OREO acquired in previous years was $694,207.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2015, and December 31, 2014:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2015	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$18,842,722	$18,842,722	$—	$—	$18,842,722
Interest bearing deposits with banks	11,083,914	11,083,914	—	—	11,083,914
Securities held-to-maturity	198,298,707		204,487,338		204,487,338
Securities available-for-sale	232,272,884	—	229,393,224	2,879,660	232,272,884
Net loans	400,622,906	—	—	402,890,374	402,890,374

Financial liabilities
Deposits	$721,138,225	$503,322,935	$—	$217,955,255	$721,278,190
Federal Home Loan Bank advances	20,000,000	—	—	20,770,705	20,770,705
Securities Sold under Agreement to Repurchase	94,962,842	94,962,842	—	—	94,962,842

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2014	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,405,730	$22,405,730	$—	$—	$22,405,730
Interest bearing deposits with banks	61,481,223	61,481,223	—	—	61,481,223
Securities available-for-sale	179,745,130	—	176,872,407	2,872,723	179,745,130
Securities held-to-maturity	206,817,168	—	216,745,438	—	216,745,438
Net loans	384,417,508	—	—	386,206,117	386,206,117

Financial liabilities
Deposits	$696,093,894	$474,551,535	$—	$221,685,000	$696,236,535
Federal Home Loan Bank advances	20,000,000	—	—	20,804,047	20,804,047
Securities Sold under Agreement to Repurchase	114,426,770	114,426,770	—	—	114,426,770

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2015, was 33.11% and at December 31, 2014, was 37.72%. The decrease was due to a decrease in short term marketable assets at June 30, 2015. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $721,138,225 at June 30, 2015, and $696,093,894 at December 31, 2014. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $232,272,884 invested in available-for-sale investment securities at June 30, 2015, and $179,745,130 at December 31, 2014. The Corporation also had $11,083,914 in interest bearing deposits at other banks at June 30, 2015 and $61,481,223 at December 31, 2014. The decrease in interest bearing deposits was the result of funds being invested in longer term investments, including certain mortgage backed products, which are expected to produce more interest income. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at June 30, 2015 and December 31, 2014. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2015, the Corporation had unused and available $147,193,132 of its line of credit with the FHLB and at December 31, 2014, the Corporation had unused and available $142,313,563 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2014 to June 30, 2015, was the result of an increase in the amount of loans eligible for the collateral pool. The Corporation had $0 in federal funds purchased as of June 30, 2015 and December 31, 2014. The Corporation usually purchases federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $82,077,023 at June 30, 2015, as compared to $81,857,786 at December 31, 2014. The reason for the increase in shareholders’ equity was the decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Aggregate cash dividends in the amount of $2,245,450, or $0.46 per share, have been paid during the six-month period ended June 30, 2015.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2015, the Corporation meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015
Total Capital (to Risk-Weighted Assets)	$95,342,314	18.14%	$42,053,906	>8.00%	$52,567,383	>10.00%

Tier 1 Capital (to Risk-Weighted Assets)	88,769,885	16.89%	21,026,953	>4.00%	31,540,430	>6.00%

Tier 1 Capital ( to Average Assets)	88,769,885	9.61%	36,959,318	>4.00%	46,199,147	>5.00%

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies, such as the Bank and the Corporation. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Bank was required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

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

Management believes that, as of June 30, 2015, the Corporation and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. The changes to the calculation of risk-weighted assets did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Interest Income, including fees	$7,696,319	$7,925,513	$15,402,390	$15,871,441
Interest Expense	735,674	733,951	1,486,858	1,462,810

Net Interest Income	6,960,645	7,191,562	13,915,532	14,408,631
Provision for Loan Losses	81,818	211,535	265,994	572,903

Net Interest Income after Provision for Loan Losses	6,878,827	6,980,027	13,649,538	13,835,728
Other Income	1,851,851	2,483,622	3,603,596	4,267,102
Other Expense	6,321,150	7,045,995	12,808,124	13,414,858

Income Before Provision For Income Taxes	2,409,528	2,417,654	4,445,010	4,687,972
Provision for Income Taxes	580,941	325,135	1,022,877	798,300

Net Income	$1,828,587	$2,092,519	$3,422,133	$3,889,672

Net Income Per share - Basic	$0.37	$0.43	$0.70	$0.80

Net Income Per Share-Diluted	$0.37	$0.43	$0.70	$0.80

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.71% for the three months ended June 30, 2015, and 12.55% for the corresponding period in 2014. For the six months ended June 30, 2015, ROE was 8.20% compared to 11.50% for the six months ended June 30, 2014. In both instances, the decrease in ROE was caused by other income in the second quarter of 2014 that was the result of net proceeds from bank owned life insurance that were received after the death of an insured bank officer.

The book value per share increased to $16.80 at June 30, 2015, compared to $16.78 at December 31, 2014. The increase in book value per share reflects the amount of earnings in excess of dividends offset slightly by an increase in other comprehensive loss due to the decrease in fair value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2015, were $927,327,349 compared to $884,687,654 for the year ended December 31, 2014.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.39% for the quarter ended June 30, 2015 compared to 3.68% for the corresponding period of 2014. For the six months ended June 30, 2015, annualized net interest margin was 3.41% compared to 3.67% for the six months ended June 30, 2014. The decrease in net interest margin for both periods ended June 30, 2015, when compared to the same period in 2014, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $847,083,069 for the three months ended June 30, 2015. This represents an increase of $61,176,762, or 7.8%, over average earning assets of $785,906,307 for the three months ended June 30, 2014. The increase in average earning assets for the three months ended June 30, 2015, is the result of an increase in investment securities and loans.

Interest bearing deposits averaged $580,740,250 for the three months ended June 30, 2015. This represents an increase of $34,031,409, or 6.2%, from the average of interest bearing deposits of $546,708,481 for the three months ended June 30, 2014. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $115,178,114 for the three months ended June 30, 2015. This represents a decrease of $6,017,019, or 5.0%, over the other borrowed funds of $121,195,133 for the three months ended June 30, 2014. This decrease in other borrowed funds was due to a $18,057,259 increase in the securities sold under agreement to repurchase, a $54,498 decrease in the Agribusiness Enterprise Loan Liability, a $2,607,692 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $21,412,088 for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014.

Interest bearing deposits averaged $570,549,460 for the six months ended June 30, 2015. This represents an increase of $26,323,986, or 4.8%, from the average of interest bearing deposits of $544,225,474 for the six months ended June 30, 2014. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $125,072,207 for the six months ended June 30, 2015. This represents a decrease of $1,992,110, or 1.6%, over the other borrowed funds of $127,064,317 for the six months ended June 30, 2014. This decrease in other borrowed funds was due to a $28,681,208 increase in the securities sold under agreement to repurchase, a $56,191 decrease in the Agribusiness Enterprise Loan Liability, a $3,691,713 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $26,925,414 for the six months ended June 30, 2015, when compared to the six months ended June 30, 2014.

Net interest income was $6,960,645 for the three months ended June 30, 2015, a decrease of $230,917 from $7,191,562 for the three months ended June 30, 2014, primarily due to a decrease in rate partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three months ended June 30, 2015, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2014. The yield on all interest bearing assets decreased 31 basis points to 3.73% in the three months ended June 30, 2015 from 4.04% for the same period in 2014. At the same time, the rate paid on all interest bearing liabilities for the three months ended June 30, 2015 dropped 1 basis point to 0.43% from 0.44% in the same period in 2014. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest and Fees	$4,988,452	$5,067,445	$9,996,012	$10,111,355
Average Gross Loans	406,060,056	392,156,742	403,657,500	391,776,690
Annualized Yield	4.91%	5.17%	4.95%	5.16%

The decrease in interest rates in the three and six months ended June 30, 2015, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2015	2014	(Decrease)	(Decrease)

BALANCES:
Gross Loans	$407,985,639	$391,494,584	$16,491,055	4.21%
Allowance for Loan Losses	6,692,914	6,542,326	150,588	2.30%
Nonaccrual Loans	12,664,110	11,854,274	809,836	6.83%
Ratios:
Allowance for loan losses to gross loans	1.64%	1.67%
Net loans charged off to allowance for loan losses	1.72%	37.58%

The provision for loan losses for the three months ended June 30, 2015, was $81,818, a decrease of $129,717 from the $211,535 provision for the same period in 2014. The provision for loan losses for the six months ended June 30, 2015, was $265,994, a decrease of $306,909 from the $572,903 provision for the same period in 2014. The change in our loan loss provisions for the three and six months is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the list exceeded payments received.

For the three months ended June 30, 2015, net loan losses charged to the allowance for loan losses totaled $14,726, a decrease of $18,953 from the $33,679 charged off in the same period in 2014. For the six months ended June 30, 2015, net loan losses charged to the allowance for loan losses totaled $115,406, an increase of $4,433 from the $110,973 charged off in the same period in 2014.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2015 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2015 was $1,851,851, a decrease of $631,771, or 25.4%, from the same period in 2014. Service charges on deposit accounts decreased by $9,733, or 1.0%, to $954,093 in the three months ended June 30, 2015, compared to $963,826 for the same period in 2014. Other service charges and fees increased by $38,466, or 7.3%, to $563,161 in the three months ended June 30, 2015, compared to the same period in 2014. Other income decreased $660,504 in the three months ended June 30, 2015 from the same period in 2014 due to the net proceeds of bank owned life insurance as a result of the death of a insured bank officer. The increase in service charges on deposit accounts was the result of a increase in demand for these services and not a direct result of fee changes.

Other income for the six months ended June 30, 2015 was $3,603,596, a decrease of $663,506, or 15.5%, from the same period in 2014. Service charges on deposit accounts decreased by $52,680, or 2.8%, to $1,840,877 in the six months ended June 30, 2015, compared to $1,893,557 for the same period in 2014. Other service charges and fees increased by $85,882, or 8.5%, to $1,095,014 in the six months ended June 30, 2015, compared to the same period in 2014. Other income decreased $696,708 in the six months ended June 30, 2015 from the same period in 2014 due to the net proceeds of bank owned life insurance as a result of the death of a insured bank officer. The increase in service charges on deposit accounts was the result of a increase in demand for these services and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months Ended June 30,		Six months Ended June 30,
Other Income	2015	2014	2015	2014

BOLI Insurance	$144,000	$144,000	$288,000	$288,000
Mortgage Loan Origination Income	78,234	73,315	182,388	142,734
Income from security sales, net	—	9,102	—	9,102
Other Income	112,363	768,684	197,317	924,577

Total Other Income	$334,597	$995,101	$667,705	$1,364,413

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2015 and 2014 were $6,321,150 and $7,045,995, respectively, a decrease of $724,845, or 10.3%, from 2014 to 2015. Salaries and benefits increased slightly to $3,341,381 for the three months ended June 30, 2015, from $3,252,370 for the same period in 2014. Occupancy expense decreased by $274,230, or 17.5%, to $1,296,765 for the three months ended June 30, 2015, when compared to the same period of 2014. Other operating expenses decreased by $539,626 to $1,683,004 for the three months ended June 30, 2015, when compared to the same period of 2014. This decrease is due mainly to lower loan collection costs, supply costs and insurance costs. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the six months ended June 30, 2015 and 2014 were $12,808,124 and $13,414,858, respectively, a decrease of $606,734, or 4.5%, from 2014 to 2015. Salaries and benefits increased slightly to $6,696,684 for the six months ended June 30, 2015, from $6,608,207 for the same period in 2014. Occupancy expense increased by $52,202, or 2.1%, to $2,596,259 for the six months ended June 30, 2015, when compared to the same period of 2014. Other operating expenses decreased by $747,413 to $3,515,181 for the six months ended June 30, 2015, when compared to the same period of 2014. This decrease is due mainly to lower loan collection costs, supply costs and insurance costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
Other Operating Expense	2015	2014	2015	2014

Advertising	179,984	212,056	389,407	364,040
Office Supplies	116,302	202,860	274,553	380,815
Legal and Audit Fees	14,173	41,657	214,060	146,311
Telephone expense	105,670	101,877	212,101	210,313
Postage and Freight	117,888	126,660	232,136	249,051
Loan Collection Expense	44,019	328,656	91,346	398,516
Other Losses	16,494	396,082	181,748	621,575
Regulatory and related expense	192,798	196,492	380,978	388,078
Debit Card/ATM expense	112,020	1,183	197,844	166,205
Travel and Convention	75,546	69,909	141,239	106,742
Other expenses	708,110	545,198	1,199,769	1,230,948

Total Other Expense	$1,683,004	$2,222,630	$3,515,181	$4,262,594

The Corporation’s efficiency ratio for the three months ended June 30, 2015, was 69.80% compared to the 70.95% for the same period in 2014. For the six months ended June 30, 2015 and 2014, the Corporation’s efficiency ratio was 71.15% and 69.84%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$18,842,722	$22,405,730	$(3,563,008)	-15.90%
Interest Bearing deposits with Other Banks	11,083,914	61,481,223	(50,397,309)	-81.97%
Investment Securities	430,571,591	386,562,299	44,009,292	11.38%
Loans, net	400,622,906	384,417,508	16,205,398	4.22%
Premises and Equipment	18,782,171	19,240,230	(458,059)	-2.38%
Total Assets	927,000,266	921,060,681	5,939,585	0.64%

Total Deposits	721,138,225	696,093,894	25,044,331	3.60%

Total Stockholders’ Equity	82,077,023	81,857,786	219,237	0.27%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, balances at correspondent banks and items in process of collection. The balance at June 30, 2015 was $18,842,722, a decrease of $3,563,008 from the balance of $22,405,730 at December 31, 2014, due to a decrease in the balances at correspondent banks due to a decrease in the amount of the month ending cash letter.

INVESTMENT SECURITIES

The investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments at June 30, 2015, increased by $44,009,292, or 11.4%, to $430,571,591 from $386,562,299 at December 31, 2014. This increase is due to additional purchases of mortgage backed securities offset by changes in the market value of the securities portfolio.

LOANS

The loan balance increased by $16,205,398 during the six months ended June 30, 2015, to $400,622,906 from $384,417,508 at December 31, 2014. Loan demand, especially in business loan and consumer loan categories, strengthened and competition for available loans continued to be strong during the six months ended June 30, 2015. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the six months ended June 30, 2015, premises and equipment decreased by $458,059, or 2.4%, to $18,782,171 when compared to $19,240,230 at December 31, 2014. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

	June 30, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$141,953,804	$145,729,932	$(3,776,128)	-2.59%
Interest-Bearing Deposits	296,965,294	268,567,815	28,397,479	10.57%
Savings Deposits	64,403,837	60,253,788	4,150,049	6.89%
Certificates of Deposit	217,815,290	221,542,359	(3,727,069)	-1.68%

Total Deposits	$721,138,225	$696,093,894	$25,044,331	3.60%

Interest-bearing deposits and savings increased while certificates of deposit and noninterest-bearing deposits decreased during the six months ended June 30, 2015. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

The following discussion of operations outlines specific risks that could affect the Corporation’s ability to compete, change the Corporation’s risk profile or eventually impact the Corporation’s financial condition or results. The risks the Corporation faces generally are similar to those experienced, to varying degrees, by all financial services companies.

The Corporation’s strategies and its management’s ability to react to changing competitive and economic environments have historically enabled the Corporation to compete effectively and manage risks to acceptable levels. The Corporation has outlined potential risks below that it presently believes could be important; however, other risks may prove to be important in the future. New risks may emerge at any time and the Corporation cannot predict with certainty all potential developments that could affect the Corporation’s financial condition or results of operation. The following discussion highlights potential risks, which could intensify over time or shift dynamically in a way that might change the Corporation’s risk profile.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2015, the Corporation had approximately $6.6 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates, it is flat when short-term rates are equal, or nearly equal, to long-term rates, and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending as well as the rules and regulations promulgated by the Securities and Exchange Commission and the NASDAQ. Failure to comply with applicable regulations could result in financial or operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The application of these more stringent capital requirements to the Corporation could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Corporation was to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Corporation having to lengthen the term of their funding, restructure their business models or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying its business strategy and could limit the Corporation’s ability to make distributions, including paying dividends or buying back shares.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: August 6, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).