Form 10-Q
period 2015-09-30
CITIZENS HOLDING CO /MS/
filed 2015-11-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2015:

Title	Outstanding
Common Stock, $0.20 par value	4,872,570

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,349,539	$22,405,730
Interest bearing deposits with other banks	1,074,513	61,481,223
Investment securities held to maturity, at amortized cost	198,841,442	206,817,169
Investment securities available for sale, at fair value	249,115,059	179,745,130
Loans, net of allowance for loan losses of $6,828,782 in 2015 and $6,542,326 in 2014	425,116,389	384,417,508
Premises and equipment, net	18,730,587	19,240,230
Other real estate owned, net	3,529,381	4,051,561
Accrued interest receivable	4,675,717	3,869,937
Cash value of life insurance	22,853,541	22,347,601
Intangible assets, net	3,149,657	3,149,657
Other assets	13,459,367	13,534,935

TOTAL ASSETS	$960,895,192	$921,060,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$143,728,615	$145,729,932
Interest-bearing NOW and money market accounts	321,160,191	268,567,815
Savings deposits	69,866,627	60,253,788
Certificates of deposit	213,886,079	221,542,359

Total deposits	748,641,512	696,093,894

Securities sold under agreement to repurchase	89,570,169	114,426,770
Federal Funds Purchased	8,600,000	—
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	181,687	190,717
Deferred compensation payable	7,613,147	7,209,694
Other liabilities	1,775,553	1,281,820

Total liabilities	876,382,068	839,202,895

SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,872,570 shares outstanding at September 30, 2015 and 4,877,614 at December 31, 2014	974,514	975,482
Additional paid-in capital	3,849,332	3,861,717
Retained earnings	87,789,049	85,901,207
Accumulated other comprehensive loss, net of tax benefit of $4,818,524 in 2015 and $5,283,048 in 2014	(8,099,771)	(8,880,620)

Total shareholders’ equity	84,513,124	81,857,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$960,895,192	$921,060,681

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$5,037,766	$4,998,738	$15,033,778	$15,110,093
Investment securities	2,736,657	2,822,783	8,095,751	8,570,907
Other interest	14,038	8,285	61,322	20,247

Total interest income	7,788,461	7,829,806	23,190,851	23,701,247

INTEREST EXPENSE
Deposits	468,565	450,901	1,350,490	1,291,067
Other borrowed funds	297,060	307,841	901,993	930,485

Total interest expense	765,625	758,742	2,252,483	2,221,552

NET INTEREST INCOME	7,022,836	7,071,064	20,938,368	21,479,695

PROVISION FOR LOAN LOSSES	141,704	205,027	407,698	777,930

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,881,132	6,866,037	20,530,670	20,701,765

OTHER INCOME
Service charges on deposit accounts	1,036,964	1,043,505	2,877,841	2,937,062
Other service charges and fees	626,283	575,169	1,721,297	1,584,301
Other income	354,366	437,223	1,022,071	1,801,636

Total other income	2,017,613	2,055,897	5,621,209	6,322,999

OTHER EXPENSES
Salaries and employee benefits	3,341,356	3,242,294	10,038,040	9,850,501
Occupancy expense	1,356,655	1,360,039	3,952,914	3,904,096
Other operating expense	1,776,868	1,836,925	5,292,049	6,099,519

Total other expenses	6,474,879	6,439,258	19,283,003	19,854,116

INCOME BEFORE PROVISION FOR INCOME TAXES	2,423,866	2,482,676	6,868,876	7,170,648

PROVISION FOR INCOME TAXES	587,405	584,456	1,610,282	1,382,756

NET INCOME	$1,836,461	$1,898,220	$5,258,594	$5,787,892

NET INCOME PER SHARE -Basic	$0.38	$0.39	$1.08	$1.19

-Diluted	$0.38	$0.39	$1.08	$1.19

DIVIDENDS PAID PER SHARE	$0.23	$0.22	$0.69	$0.66

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,836,461	$1,898,220	$5,258,594	$5,787,892

Other comprehensive income

Securities available-for-sale
Unrealized holding gains (losses)	2,226,566	1,230,555	(781,509)	33,198,668
Income tax effect	(830,509)	(458,997)	291,503	(12,383,103)

	1,396,057	771,558	(490,006)	20,815,565

Securities transferred from available-for-sale to held-to-maturity
Unrealized losses transferred to held-to-maturity	—	—	—	(17,061,438)
Amortization of net unrealized losses during the period	539,239	494,536	2,013,183	908,444
Income tax effect	(201,136)	(184,462)	(750,917)	6,025,067

	338,103	310,074	1,262,266	(10,127,927)

Reclassification adjustment for gains included in net income	13,699	(5,436)	13,699	(14,538)
Income tax effect	(5,110)	2,028	(5,110)	5,423

	8,589	(3,408)	8,589	(9,115)

Total other comprehensive income	1,742,749	1,078,224	780,849	10,678,523

Comprehensive income	$3,579,210	$2,976,444	$6,039,443	$16,466,415

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$6,514,046	$7,248,415

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	26,701,814	6,869,327
Proceeds from sales of securities available for sale	5,754,991	1,396,134
Proceeds from maturities and calls of securities held to maturity	10,000,000	—
Purchases of investment securities available for sale	(103,451,898)	—
Purchases of bank premises and equipment	(271,777)	(1,738,665)
Decrease (increase) in interest bearing deposits with other banks	60,406,710	(14,184,618)
Proceeds from sale of other real estate	1,102,141	1,640,220
Redemption of Federal Home Loan Bank Stock	150,700	1,292,600
Net (increase) decrease in loans	(41,787,893)	709,323

Net cash used by investing activities	(41,395,212)	(4,015,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	52,547,618	40,661,413
Net change in securities sold under agreement to repurchase	(24,856,601)	(102,334)
Increase (decrease) in federal funds purchased	8,600,000	(27,500,000)
Repurchase of stock	(123,292)	—
Decrease in Federal Home Loan Bank advances	—	(10,000,000)
Exercise of Stock Options	27,000	—
Excess tax benefits on stock options	1,001	—
Payment of dividends	(3,370,751)	(3,219,225)

Net cash provided by (used by) financing activities	32,824,975	(160,146)

Net (decrease) increase in cash and due from banks	(2,056,191)	3,072,590

Cash and due from banks, beginning of period	22,405,730	16,040,195

Cash and due from banks, end of period	$20,349,539	$19,112,785

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim periods or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2015, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $53,873,059 compared to an aggregate unused balance of $50,242,705 at December 31, 2014. There was $2,860,480 of letters of credit outstanding at September 30, 2015 and $2,855,480 at December 31, 2014. The fair value of such contracts is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the level of draws under its credit-related commitments into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Basic weighted average shares outstanding	4,877,614	4,870,114	4,872,092	4,870,114
Dilutive effect of granted options	1,170	605	904	550

Diluted weighted average shares outstanding	4,878,784	4,870,719	4,872,996	4,870,664

Net income	$1,836,461	$1,898,220	$5,258,594	$5,787,892
Net income per share-basic	$0.38	$0.39	$1.08	$1.19
Net income per share-diluted	$0.38	$0.39	$1.08	$1.19

Note 4. Equity Compensation Plans

Prior to the adoption of the 2013 Plan, as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees.

The following table is a summary of the stock option activity for the nine months ended September 30, 2015.

	Directors’ Plan		Employees’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2014	96,000	$21.23	46,500	$22.14	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	(1,500)	18.00	—	—
Expired	(9,000)	20.00	(22,000)	21.05	—	—

Outstanding at September 30, 2015	87,000	$21.36	23,000	$23.46	—	$—

The intrinsic value of options granted under the Directors’ Plan at September 30, 2015, was $138,030, the intrinsic value of options granted under the Employees’ Plan at September 30, 2015, was $0, and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0 for an aggregate intrinsic value at September 30, 2015, of $138,030.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan. During the quarter ended March 31, 2014, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vested over a one-year period ending March 13, 2015 during which time the recipients had rights to vote the shares and to receive dividends. The grant date fair value of these shares was $138,000 and was recognized over the one-year restriction period at a cost of $11,500 per month less deferred taxes of $4,290 per month.

During the quarter ended June 30, 2015, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vest over a one-year period ending April 29, 2016 during which time the recipients has rights to vote the shares and to receive dividends. The grant date fair value of these shares was $141,450 and will be recognized over the one-year restriction period at a cost of $11,788 per month less deferred taxes of $4,397 per month.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2015, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2015 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

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

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$68,004,770	$6,550	$910,122	$67,101,198
Mortgage backed securities	91,098,133	561,645	690,644	90,969,134
State, County, Municipals	86,482,999	2,310,546	646,554	88,146,991
Other investments	2,944,299	—	46,563	2,897,736

Total	$248,530,201	$2,878,741	$2,293,883	$249,115,059

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$77,996,980	$—	$2,035,905	$75,961,075
Mortgage backed securities	12,501,990	824,844	—	13,326,834
State, County, Municipals	84,896,091	3,048,489	360,082	87,584,498
Other investments	2,997,401	—	124,678	2,872,723

Total	$178,392,462	$3,873,333	$2,520,665	$179,745,130

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from available-for-sale to held-to-maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

The fair value of the securities transferred as of the date of transfer was $205,260,985 with a net unrealized loss of $17,061,438. In accordance with ASC 320-10-35-16, the discount on each security that resulted from this transfer is amortized over the remaining lives of the individual securities. Any unrealized holding losses on the date of the transfer are not recognized in net income but remain in accumulated other comprehensive loss. In accordance with ASC 320-10-15-10d, the unrealized loss amounts in accumulated other comprehensive loss are amortized simultaneously against interest income as the discount is accreted on the transferred securities. There is no effect on net income as the discount accretion offsets the accumulated other comprehensive loss amortization. The unamortized unrealized loss, before deferred taxes, was $13,503,152 and $15,516,336 at September 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$198,841,442	$9,849,446	$—	$208,690,888

Total	$198,841,442	$9,849,446	$—	$208,690,888

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$206,817,169	$9,928,269	$—	$216,745,438

Total	$206,817,169	$9,928,269	$—	$216,745,438

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2015 and December 31, 2014 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$5,051,473	$5,083,634	$3,619,965	$3,644,097
Due after one year through five years	14,695,697	15,152,756	11,886,005	12,165,884
Due after five years through ten years	76,477,244	76,599,942	73,014,502	72,750,584
Due after ten years	152,305,786	152,278,727	89,871,990	91,184,565

Total	$248,530,200	$249,115,059	$178,392,462	$179,745,130

Held-to-maturity
Due after five years through ten years	$36,985,730	$38,711,680	$27,599,235	$28,395,635
Due after ten years	161,855,712	169,979,208	179,217,934	188,349,803

Total	$198,841,442	$208,690,888	$206,817,169	$216,745,438

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2015 and December 31, 2014.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

September 30, 2015	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U. S. Government agencies	$15,460	$36	$46,635	$874	$62,095	$910
Mortgage backed securities	70,391	691	—	—	70,391	691
State, County, Municipal	15,851	273	12,452	373	28,303	646
Other investments	—	—	2,898	47	2,898	47

Total	$101,702	$1,000	$61,985	$1,294	$163,687	$2,294

December 31, 2014	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U. S. Government agencies	$—	$—	$75,961	$2,036	$75,961	$2,036
Mortgage backed securities	—	—	—	—	—	—
State, County, Municipal	697	3	14,980	357	15,677	360
Other investments	—	—	2,873	125	2,873	125

Total	$697	$3	$93,814	$2,518	$94,511	$2,521

The Corporation’s unrealized losses on its obligations of United States Government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification are other-than-temporarily impaired at September 30, 2015 or at December 31, 2014.

The Corporation’s unrealized loss on other investments relates to an investment in a pooled trust preferred security. The decline in value of the pooled trust preferred security is related to the deterioration of the markets for these types of securities brought about by the lowered credit ratings and past deferrals and defaults of the underlying issuing financial institutions. The Corporation owns a senior tranche of this security and therefore has a higher degree of which future deferrals and defaults would be required before the cash flow for the Corporation’s tranche is negatively impacted. The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell at a price less than amortized cost prior to maturity. Given these factors, the Corporation does not consider the investment to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014.

Note 7. Loans

The composition of net loans (in thousands) at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$47,777	$43,233
Farmland	23,539	26,463
1-4 Family Mortgages	105,486	104,170
Commercial Real Estate	174,966	151,746

Total Real Estate Loans	351,768	325,612

Business Loans:
Commercial and Industrial Loans	53,801	38,333
Farm Production and Other Farm Loans	995	1,035

Total Business Loans	54,796	39,368

Consumer Loans:
Credit Cards	1,021	1,075
Other Consumer Loans	25,028	25,440

Total Consumer Loans	26,049	26,515

Total Gross Loans	432,613	391,495

Unearned income	(668)	(535)
Allowance for loan losses	(6,829)	(6,542)

Loans, net	$425,116	$384,418

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2015	December 31, 2014

Real Estate:
Land Development and Construction	$80	$92
Farmland	166	222
1-4 Family Mortgages	2,640	1,905
Commercial Real Estate	12,138	9,444

Total Real Estate Loans	15,024	11,663

Business Loans:
Commercial and Industrial Loans	89	70

Total Business Loans	89	70

Consumer Loans:
Other Consumer Loans	48	133

Total Consumer Loans	48	133

Total Non-Accrual Loans	$15,161	$11,854

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2015, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$424	$—	$424	$47,353	$47,777	$—
Farmland	345	25	370	23,169	23,539	25
1-4 Family Mortgages	5,149	848	5,997	99,489	105,486	48
Commercial Real Estate	6,754	4,153	10,907	164,059	174,966	—

Total Real Estate Loans	12,672	5,026	17,698	334,070	351,768	73

Business Loans:
Commercial and Industrial Loans	166	79	245	53,556	53,801	50
Farm Production and Other Farm Loans	6	—	6	989	995	—

Total Business Loans	172	79	251	54,545	54,796	50

Consumer Loans:
Credit Cards	11	2	13	1,008	1,021	2
Other Consumer Loans	1,071	7	1,078	23,950	25,028	7

Total Consumer Loans	1,082	9	1,091	24,958	26,049	9

Total Loans	$13,926	$5,114	$19,040	$413,573	$432,613	$132

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2014 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$578	$—	$578	$42,655	$43,233	$—
Farmland	889	17	906	25,557	26,463	—
1-4 Family Mortgages	4,606	837	5,443	98,727	104,170	131
Commercial Real Estate	2,211	4,471	6,682	145,064	151,746	724

Total Real Estate Loans	8,284	5,325	13,609	312,003	325,612	855

Business Loans:
Commercial and Industrial Loans	115	3	118	38,215	38,333	3
Farm Production and other Farm Loans	22	—	22	1,013	1,035	—

Total Business Loans	137	3	140	39,228	39,368	3

Consumer Loans:
Credit Cards	27	6	33	1,042	1,075	6
Other Consumer Loans	1,179	53	1,232	24,208	25,440	16

Total Consumer Loans	1,206	59	1,265	25,250	26,515	22

Total Loans	$9,627	$5,387	$15,014	$376,481	$391,495	$880

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

Impaired loans (in thousands) as of September 30, 2015 and December 31, 2014, segregated by class, are as follows:

September 30, 2015	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$80	$—	$80	$80	$80	$81
Farmland	687	74	613	687	54	715
1-4 Family Mortgages	3,284	1,839	1,445	3,284	233	3,097
Commercial Real Estate	12,138	1,808	10,330	12,138	2,401	11,064

Total Real Estate Loans	16,189	3,721	12,468	16,189	2,768	14,957

Business Loans:
Commercial and Industrial Loans	89	61	28	89	25	112

Total Business Loans	89	61	28	89	25	112

Consumer Loans:
Other Consumer Loans	49	49	—	49	—	61

Total Consumer Loans	49	49	—	49	—	61

Total Loans	$16,327	$3,831	$12,496	$16,327	$2,793	$15,130

December 31, 2014	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$92	$—	$92	$92	$92	$114
Farmland	798	104	694	798	108	575
1-4 Family Mortgages	2,554	1,685	869	2,554	143	2,210
Commercial Real Estate	9,444	896	8,548	9,444	1,642	9,169

Total Real Estate Loans	12,888	2,685	10,203	12,888	1,985	12,068

Business Loans:
Commercial and Industrial Loans	70	30	40	70	40	1,147

Total Business Loans	70	30	40	70	40	1,147

Consumer Loans:
Other Consumer Loans	121	121	—	121	—	120

Total Consumer Loans	121	121	—	121	—	120

Total Loans	$13,079	$2,836	$10,243	$13,079	$2,025	$13,335

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	4	$6,850	$4,460

Total	4	$6,850	$4,460

December 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	4	$6,850	$4,741

Total	4	$6,850	$4,741

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	4	$4,741
Reductions due to:
Principal paydowns		(281)

Total at September 30, 2015	4	$4,460

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2015 and December 31, 2014. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructuring as of September 30, 2015.

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

Grade 6. OTHER LOANS ESPECIALLY MENTIONED (“OLEM”) - Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2015.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2015:

	Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction		$46,066	$266	$1,445	$—	$—	$47,777
Farmland		21,341	856	1,342	—	—	23,539
1-4 Family Mortgages		89,158	4,601	11,727	—	—	105,486
Commercial Real Estate		150,601	11,185	13,180	—	—	174,966

Total Real Estate Loans		307,166	16,908	27,694	—	—	351,768

Business Loans:
Commercial and Industrial Loans		53,255	397	149	—	—	53,801
Farm Production and Other Farm Loans		995	—	—	—	—	995

Total Business Loans		54,250	397	149	—	—	54,796

Consumer Loans:
Credit Cards		1,019	—	2	—	—	1,021
Other Consumer Loans		24,714	114	192	8	—	25,028

Total Consumer Loans		25,733	114	194	8	—	26,049

Total Loans		$387,149	$17,419	$28,037	$8	$—	$432,613

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2014:

	Grades	Satisfactory 1, 2, 3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction		$41,431	$424	$1,378	$—	$—	$43,233
Farmland		23,993	708	1,762	—	—	26,463
1-4 Family Mortgages		86,969	5,351	11,850	—	—	104,170
Commercial Real Estate		126,881	13,558	11,307	—	—	151,746

Total Real Estate Loans		279,274	20,041	26,297	—	—	325,612

Business Loans:
Commercial and Industrial Loans		37,890	232	211	—	—	38,333
Farm Production and other Farm Loans		1,035	0	—	—	—	1,035

Total Business Loans		38,925	232	211	—	—	39,368

Consumer Loans:
Credit Cards		1,069	—	6	—	—	1,075
Other Consumer Loans		24,889	177	358	16	—	25,440

Total Consumer Loans		25,958	177	364	16	—	26,515

Total Loans		$344,157	$20,450	$26,872	$16	$—	$391,495

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015:

September 30, 2015	Real Estate	Business Loans	Consumer	Total

Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326

Provision for possible loan losses	338,668	(81,216)	150,246	407,698

Chargeoffs	152,503	—	111,897	264,400

Recoveries	67,843	11,545	63,770	143,158

Net Chargeoffs	84,660	(11,545)	48,127	121,242

Ending Balance	$5,456,159	$804,144	$568,479	$6,828,782

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,767,962	$25,000	$—	$2,792,962

Loans collectively evaluated for impairment	2,688,197	779,144	568,479	4,035,820

Ending Balance, September 30, 2015	$5,456,159	$804,144	$568,479	$6,828,782

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014:

September 30, 2014	Real Estate	Business Loans	Consumer	Total

Beginning Balance, January 1, 2014	$4,705,753	$2,767,409	$604,337	$8,077,499

Provision for possible loan losses	69,710	736,437	(28,217)	777,930

Chargeoffs	181,146	2,050,939	102,672	2,334,757

Recoveries	145,004	9,099	52,719	206,822

Net Chargeoffs	36,142	2,041,840	49,953	2,127,935

Ending Balance, September 30, 2014	$4,739,321	$1,462,006	$526,167	$6,727,494

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,785,019	$40,619	$—	$1,825,638

Loans collectively evaluated for impairment	2,954,302	1,421,387	526,167	4,901,856

Ending Balance, September 30, 2014	$4,739,321	$1,462,006	$526,167	$6,727,494

The Corporation’s recorded investment in loans as of September 30, 2015 and December 31, 2014 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2015	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for specific impairment	$16,189	$89	$49	$16,327

Loans collectively evaluated for general impairment	335,579	54,707	26,000	416,286

	$351,768	$54,796	$26,049	$432,613

December 31, 2014	Real Estate	Business Loans	Consumer	Total

Loans individually evaluated for specific impairment	$12,888	$70	$121	$13,079

Loans collectively evaluated for general impairment	312,724	39,298	26,394	378,416

	$325,612	$39,368	$26,515	$391,495

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$67,101,198	$—	$67,101,198
Mortgage-backed securities	—	90,969,134	—	90,969,134
State, county and municipal obligations	—	88,146,991	—	88,146,991
Other investments	—	—	2,897,736	2,897,736

Total	$—	$246,217,323	$2,897,736	$249,115,059

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$75,961,075	$—	$75,961,075
Mortgage-backed securities	—	13,326,834	—	13,326,834
State, county and municipal obligations	—	87,584,498	—	87,584,498
Other investments	—	—	2,872,723	2,872,723

Total	$—	$176,872,407	$2,872,723	$179,745,130

The following table reports the activity for 2015 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Structured Financial Product

Balance at January 1, 2015	$2,872,723

Principal payments received	(60,246)
Unrealized gains included in other comprehensive income	85,259

Balance at September 30, 2015	$2,897,736

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2015 that were still held in the balance sheet at September 30, 2015, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$4,504,455	$4,504,455
Other real estate owned	—	—	429,052	429,052

Total	$—	$—	$4,933,507	$4,933,507

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

Impaired loans with a carrying value of $12,495,636 and $10,243,082 had an allocated allowance for loan losses of $2,792,962 and $2,024,754 at September 30, 2015 and December 31, 2014, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2015, and recorded at fair value, less costs to sell, was $681,314, of which $252,262 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2014 and recorded at fair value, less costs to sell, was $2,874,173. Additional writedowns during 2014 on OREO acquired in previous years was $694,207.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2015, and December 31, 2014:

September 30, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,349,539	$20,349,539	$—	$—	$20,349,539
Interest bearing deposits with banks	1,074,513	1,074,513	—	—	1,074,513
Securities held-to-maturity	198,841,442		208,690,888		208,690,888
Securities available-for-sale	249,115,059	—	246,217,323	2,897,736	249,115,059
Net loans	425,116,389	—	—	427,298,527	427,298,527

Financial liabilities
Deposits	$748,641,512	$534,755,433	$—	$214,023,200	$748,778,633
Federal Home Loan Bank advances	20,000,000	—	—	20,753,304	20,753,304
Securities Sold under Agreement to Repurchase	89,570,169	89,570,169	—	—	89,570,169

December 31, 2014	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,405,730	$22,405,730	$—	$—	$22,405,730
Interest bearing deposits with banks	61,481,223	61,481,223	—	—	61,481,223
Securities available-for-sale	179,745,130	—	176,872,407	2,872,723	179,745,130
Securities held-to-maturity	206,817,168	—	216,745,438	—	216,745,438
Net loans	384,417,508	—	—	386,206,117	386,206,117

Financial liabilities
Deposits	$696,093,894	$474,551,535	$—	$221,685,000	$696,236,535
Federal Home Loan Bank advances	20,000,000	—	—	20,804,047	20,804,047
Securities Sold under Agreement to Repurchase	114,426,770	114,426,770	—	—	114,426,770

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

Federal Home Loan Bank (“FHLB”) Borrowings

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2015, was 30.89% and at December 31, 2014, was 37.72%. The decrease was due to a decrease in short term marketable assets at September 30, 2015. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $748,641,512 at September 30, 2015, and $696,093,894 at December 31, 2014. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $249,115,059 invested in available-for-sale investment securities at September 30, 2015, and $179,745,130 at December 31, 2014. The Corporation also had $1,074,513 in interest bearing deposits at other banks at September 30, 2015 and $61,481,223 at December 31, 2014. The decrease in interest bearing deposits was the result of funds being invested in longer term investments, including certain mortgage backed products, which are expected to produce more interest income. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at September 30, 2015 and December 31, 2014. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2015, the Corporation had unused and available $146,075,257 of its line of credit with the FHLB and at December 31, 2014, the Corporation had unused and available $142,313,563 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2014 to September 30, 2015, was the result of an increase in the amount of loans eligible for the collateral pool. The Corporation had $8,600,000 in federal funds purchased as of September 30, 2015 and December 31, 2014. The Corporation usually purchases federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $84,513,124 at September 30, 2015, as compared to $81,857,786 at December 31, 2014. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

Aggregate cash dividends in the amount of $3,370,751, or $0.69 per share, have been paid during the nine-month period ended September 30, 2015.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2015, the Corporation meets all capital adequacy requirements to which it is subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Actions Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2015
Total Capital	$96,292,019	17.44%	$44,158,099	>8.00%	$55,197,624	>10.00%
(to Risk-Weighted Assets)

Tier 1 Capital	89,463,238	16.21%	22,079,050	>4.00%	33,118,574	>6.00%
(to Risk-Weighted Assets)

Tier 1 Capital	89,463,238	9.49%	37,723,712	>4.00%	47,154,641	>5.00%
( to Average Assets)

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies”, such as the Bank and the Corporation. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Corporation and the Bank was required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

•	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);

•	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and

•	Maintain the minimum total risk-based capital ratio at 8%.

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

Management believes that, as of September 30, 2015, the Corporation and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. The changes to the calculation of risk-weighted assets did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Interest Income, including fees	$7,788,461	$7,829,806	$23,190,851	$23,701,247
Interest Expense	765,625	758,742	2,252,483	2,221,552

Net Interest Income	7,022,836	7,071,064	20,938,368	21,479,695
Provision for Loan Losses	141,704	205,027	407,698	777,930

Net Interest Income after Provision for Loan Losses	6,881,132	6,866,037	20,530,670	20,701,765
Other Income	2,017,613	2,055,897	5,621,209	6,322,999
Other Expense	6,474,879	6,439,258	19,283,003	19,854,116

Income Before Provision For Income Taxes	2,423,866	2,482,676	6,868,876	7,170,648
Provision for Income Taxes	587,405	584,456	1,610,282	1,382,756

Net Income	$1,836,461	$1,898,220	$5,258,594	$5,787,892

Net Income Per share - Basic	$0.38	$0.39	$1.08	$1.19

Net Income Per Share - Diluted	$0.38	$0.39	$1.08	$1.19

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.78% for the three months ended September 30, 2015, and 11.79% for the corresponding period in 2014. For the nine months ended September 30, 2015, ROE was 8.39% compared to 11.62% for the nine months ended September 30, 2014. In the nine-months comparison, the decrease in ROE was caused by other income in the second quarter of 2014 that was the result of net proceeds from bank owned life insurance that were received after the death of an insured bank officer.

The book value per share increased to $17.30 at September 30, 2015, compared to $16.78 at December 31, 2014. The increase in book value per share reflects the amount of earnings in excess of dividends and by a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2015, were $933,701,675 compared to $884,687,654 for the year ended December 31, 2014.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.34% for the quarter ended September 30, 2015 compared to 3.62% for the corresponding period of 2014. For the nine months ended September 30, 2015, annualized net interest margin was 3.39% compared to 3.65% for the nine months ended September 30, 2014. The decrease in net interest margin for both periods ended September 30, 2015, when compared to the same period in 2014, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $864,545,788 for the three months ended September 30, 2015. This represents an increase of $85,993,071, or 11.0%, over average earning assets of $778,552,717 for the three months ended September 30, 2014. Earning assets averaged $852,487,031 for the nine months ended September 30, 2015. This represents an increase of $67,480,363, or 8.6%, over average earning assets of $785,006,668 for the nine months ended September 30, 2014. The increase in average earning assets for the three and nine months ended September 30, 2015, is the result of an increase in investment securities and loans.

Interest bearing deposits averaged $589,510,995 for the three months ended September 30, 2015. This represents an increase of $37,331,838, or 6.8%, from the average of interest bearing deposits of $552,179,157 for the three months ended September 30, 2014. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $119,199,924 for the three months ended September 30, 2015. This represents an increase of $12,756,174, or 12.0%, over the other borrowed funds of $106,443,750 for the three months ended September 30, 2014. This increase in other borrowed funds was due to a $19,060,109 increase in the securities sold under agreement to repurchase, a $40,892 decrease in the Agribusiness Enterprise Loan Liability, a $263,043 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $6,000,000 for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014.

Interest bearing deposits averaged $576,939,428 for the nine months ended September 30, 2015. This represents an increase of $30,033,592, or 5.5%, from the average of interest bearing deposits of $546,905,836 for the nine months ended September 30, 2014. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $123,093,269 for the nine months ended September 30, 2015. This represents an increase of $2,978,007, or 2.5%, over the other borrowed funds of $120,115,262 for the nine months ended September 30, 2014. This increase in other borrowed funds was due to a $25,438,932 increase in the securities sold under agreement to repurchase, a

$51,035 decrease in the Agribusiness Enterprise Loan Liability, a $2,536,264 decrease in Federal Funds Purchased and a decrease in the FHLB advances of $19,873,626 for the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014.

Net interest income was $7,022,836 for the three months ended September 30, 2015, a decrease of $48,228 from $7,071,064 for the three months ended September 30, 2014, primarily due to a decrease in rate partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three months ended September 30, 2015, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2014. The yield on all interest bearing assets decreased 30 basis points to 3.69% in the three months ended September 30, 2015 from 3.99% for the same period in 2014. At the same time, the rate paid on all interest bearing liabilities for the three months ended September 30, 2015 dropped 3 basis points to 0.43% from 0.46% in the same period in 2014. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $20,938,368 for the nine months ended September 30, 2015, a decrease of $541,327 from $21,479,695 for the nine months ended September 30, 2014, primarily due to a decrease in rate partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the nine months ended September 30, 2015, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2014. The yield on all interest bearing assets decreased 28 basis points to 3.73% in the nine months ended September 30, 2015 from 4.01% for the same period in 2014. At the same time, the rate paid on all interest bearing liabilities for the nine months ended September 30, 2015 dropped 1 basis point to 0.43% from 0.44% in the same period in 2014. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and Fees	$5,037,766	$4,998,738	$15,033,778	$15,110,093
Average Gross Loans	417,299,195	390,440,555	408,254,701	391,326,417
Annualized Yield	4.83%	5.12%	4.91%	5.15%

The decrease in interest rates in the three and nine months ended September 30, 2015, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2015	Year Ended December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$432,612,894	$391,494,584	$41,118,310	10.50%
Allowance for Loan Losses	6,828,782	6,542,326	286,456	4.38%
Nonaccrual Loans	15,160,977	11,854,274	3,306,703	27.89%
Ratios:
Allowance for loan losses to gross loans	1.58%	1.67%
Net loans charged off to allowance for loan losses	1.78%	37.58%

The provision for loan losses for the three months ended September 30, 2015, was $141,704, a decrease of $63,323 from the $205,027 provision for the same period in 2014. The provision for loan losses for the nine months ended September 30, 2015, was $407,698, a decrease of $370,232 from the $777,930 provision for the same period in 2014. The change in our loan loss provisions for the three and nine months is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to the nonaccrual loan list exceeded payments received.

For the three months ended September 30, 2015, net loan losses charged to the allowance for loan losses totaled $5,836, a decrease of $2,011,126 from the $2,016,962 charged off in the same period in 2014. For the nine months ended September 30, 2015, net loan losses charged to the allowance for loan losses totaled $121,242, a decrease of $2,006,693 from the $2,127,935 charged off in the same period in 2014.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three and nine months ended September 30, 2015 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2015 was $2,017,613, a decrease of $38,284, or 1.9%, from the same period in 2014. Service charges on deposit accounts decreased by $6,541, or 0.6%, to $1,036,964 in the three months ended September 30, 2015, compared to $1,043,505 for the same period in 2014. Other service charges and fees increased by $51,114, or 8.9%, to $626,283 in the three months ended September 30, 2015, compared to $575,169 for the same period in 2014. Other income decreased $82,857, or 19.0% to $354,366 in the three months ended September 30, 2015, compared to $437,223 for the same period of 2014. The decrease in service charges on deposit accounts was the result of a decrease in service charges on checking accounts and overdraft charges and not a direct result of fee changes.

Other income for the nine months ended September 30, 2015 was $5,621,209, a decrease of $701,790, or 11.1%, compared to $6,322,999 the same period in 2014. Service charges on deposit accounts decreased by $59,221, or 2.0%, to $2,877,841 in the nine months ended September 30, 2015, compared to $2,937,062 for the same period in 2014. Other service charges and fees increased by $136,996, or 8.6%, to $1,721,297 in the nine months ended September 30, 2015, compared to $1,584,301 for the same period in 2014. Other income decreased $779,565 in the nine months ended September 30, 2015 from the same period in 2014 due to the net proceeds of bank owned life insurance as a result of the death of an insured bank officer. The decrease in service charges on deposit accounts was the result of a decrease in service charges on checking accounts and overdraft charges and not a direct result of fee changes.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months Ended September 30,		Nine months Ended September 30,
Other Income	2015	2014	2015	2014

BOLI Insurance	$144,000	$144,000	$432,000	$432,000
Mortgage Loan Origination Income	87,025	97,870	269,413	240,604
Income from security sales, net	13,699	5,436	13,699	14,538
Other Income	109,642	189,917	306,959	1,114,494

Total Other Income	$354,366	$437,223	$1,022,071	$1,801,636

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2015 and 2014 were $6,474,879 and $6,439,258, respectively, an increase of $35,621, or 0.6%. Salaries and benefits increased slightly to $3,341,356 for the three months ended September 30, 2015, from $3,242,294 for the same period in 2014. Occupancy expense decreased by $3,384, or

0.2%, to $1,356,655 for the three months ended September 30, 2015, compared to $1,360,039 for the same period of 2014. Other operating expenses decreased by $60,057 to $1,776,868 for the three months ended September 30, 2015, compared to $1,836,925 for the same period of 2014. This decrease is due mainly to lower loan collection costs, supply costs and write downs on other real estate owned. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the nine months ended September 30, 2015 and 2014 were $19,283,003 and $19,854,116, respectively, a decrease of $57,113, or 0.3%. Salaries and benefits increased to $10,038,040 for the nine months ended September 30, 2015, from $9,850,501 for the same period in 2014. Occupancy expense increased by $48,818, or 1.3%, to $3,952,914 for the nine months ended September 30, 2015, compared to $3,904,096 for the same period of 2014. Other operating expenses decreased by $807,470 to $5,292,049 for the nine months ended September 30, 2015, compared to $6,099,519 for the same period of 2014. This decrease is due mainly to lower loan collection costs, supply costs and insurance costs. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2015	2014	2015	2014

Advertising	213,644	187,998	603,051	552,038
Office Supplies	124,615	196,880	399,168	577,695
Legal and Audit Fees	97,274	121,901	311,334	268,212
Telephone expense	118,891	99,105	330,992	309,418
Postage and Freight	117,253	106,677	349,389	355,728
Loan Collection Expense	57,282	123,870	148,628	522,386
Other Losses	47,262	64,818	229,010	686,393
Regulatory and related expense	188,348	193,751	569,326	581,829
Debit Card/ATM expense	55,957	85,787	253,801	251,992
Travel and Convention	68,152	42,032	209,391	148,774
Other expenses	688,190	614,106	1,887,959	1,845,054

Total Other Expense	$1,776,868	$1,836,925	$5,292,049	$6,099,519

The Corporation’s efficiency ratio for the three months ended September 30, 2015, was 68.30% compared to the 68.54% for the same period in 2014. For the nine months ended September 30, 2015 and 2014, the Corporation’s efficiency ratio was 70.19% and 69.41%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$20,349,539	$22,405,730	$(2,056,191)	-9.18%
Interest Bearing deposits with Other Banks	1,074,513	61,481,223	(60,406,710)	-98.25%
Investment Securities	447,956,501	386,562,299	61,394,202	15.88%
Loans, net	425,116,389	384,417,508	40,698,881	10.59%
Premises and Equipment	18,730,587	19,240,230	(509,643)	-2.65%
Total Assets	960,895,192	921,060,681	39,834,511	4.32%

Total Deposits	748,641,512	696,093,894	52,547,618	7.55%

Total Stockholders’ Equity	84,513,124	81,857,786	2,655,338	3.24%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2015 was $20,349,539, which was a decrease of $2,056,191 from the balance of $22,405,730 at December 31, 2014. The decrease was due to a decrease in the balances at correspondent banks due to a decrease in the amount of the month ending cash letter.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments securities portfolio at September 30, 2015, increased by $61,394,202, or 15.9%, to $447,956,501 from $386,562,299 at December 31, 2014. This increase is due to additional purchases of mortgage backed securities offset by changes in the market value of the securities portfolio.

LOANS

The Corporation’s loan balance increased by $40,698,881 during the nine months ended September 30, 2015, to $425,116,389 from $384,417,508 at December 31, 2014. Loan demand, especially in business loan and consumer loan categories, strengthened and competition for available loans continued to be strong during the nine months ended September 30, 2015. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the nine months ended September 30, 2015, the Corporation’s premises and equipment decreased by $509,643, or 2.7%, to $18,730,587 when compared to $19,240,230 at December 31, 2014. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

	September 30, 2015	December 31, 2014	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$143,728,615	$145,729,932	$(2,001,317)	-1.37%
Interest-Bearing Deposits	321,160,191	268,567,815	52,592,376	19.58%
Savings Deposits	69,866,627	60,253,788	9,612,839	15.95%
Certificates of Deposit	213,886,079	221,542,359	(7,656,280)	-3.46%

Total deposits	$748,641,512	$696,093,894	$52,547,618	7.55%

Interest-bearing deposits and savings increased while certificates of deposit and noninterest-bearing deposits decreased during the nine months ended September 30, 2015. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2015, the Corporation had approximately $6.8 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

Financing, Funding and Liquidity Risks

One of the most important aspects of management’s efforts to sustain long-term profitability for the Corporation is the management of interest rate risk. Management’s goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity.

The Corporation’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Corporation can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Corporation’s decisions on pricing its assets and liabilities, which impacts net interest income, an important cash flow stream for the Corporation. As a result, a substantial part of the Corporation’s risk-management activities is devoted to managing interest-rate risk. Currently, the Corporation does not have any significant risks related to foreign currency exchange, commodities or equity risk exposures.

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

Like all financial services companies, the Corporation faces the risks of abnormalities in the yield curve. The yield curve shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates, it is flat when short-term rates are equal, or nearly equal, to long-term rates, and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve has been positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending laws as well as the rules and regulations promulgated by the FDIC, FRB, Securities and Exchange Commission and NASDAQ. Failure to comply with applicable regulations could result in financial or operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and, or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 9, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and 2014 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).