Form 10-K
period 2015-12-31
CITIZENS HOLDING CO /MS/
filed 2016-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-15375

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

MISSISSIPPI	64-0666512
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (601) 656-4692

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.20 par value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $95,814,537 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2015).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2016
Common stock, $.20 par value	4,875,079 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2015 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;

•	changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses;

•	increased competition from other financial institutions;

•	the impact of technological advances;

•	changes in asset quality and loan demand;

•	expectations about overall economic strength and the performance of the economy in the Company’s market area; and

•	other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

The Company undertakes no obligation to update or revise any forward-looking statements subsequent to the date on which they are made. Please also refer to Item 1A, “Risk Factors,” for a detailed discussion of the risks related to the Company, the Bank in particular, and the banking industry generally.

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 8, 2016.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of The Citizens Bank of Philadelphia (“Bank”). The Company does not have any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2015, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $973.5 million and total deposits of $753.4 million. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.”

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 51.0% of gross revenues in 2015, 50.8% in 2014 and 51.6% in 2013. Loan demand has improved but increased competition that results in lower loan yields along with an increased investment portfolio have caused this percentage to remain relatively flat over the last three years. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in April 2014 converted this office to a full service branch and at the same time opened another branch in Biloxi. In 2011, the Company opened a branch in Flowood, Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2015, approximately 79.3% of the Company’s loan portfolio has been attributed to real estate lending. Another 14.5% of the Company’s loan portfolio is comprised of commercial, industrial and agricultural production loans. Consumer loans make up the remaining 6.2% of the total loan portfolio.

The Company’s loan personnel have the authority to extend credit under guidelines established and approved by the Company’s Board of Directors. Any aggregate credit that exceeds the authority of the loan officer is forwarded to the Board’s loan committee for approval. The loan committee is composed of certain independent Company directors. All aggregate credits that exceed the loan committee’s lending authority are presented to the Board of Directors for ultimate approval or denial. The loan committee not only acts as an approval body to ensure consistent application of the Company’s loan policies, but also provides valuable insight through the communication and pooling of knowledge, judgment and experience of its members.

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. The local economy has weathered the recent downturn in the national economy with a minimum effect on employment and production. It is still uncertain how the weakness in the local, state and national economy will affect the Company in the future.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 54, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 64, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001,

Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2015, the Bank employed 236 full-time employees and 26 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, (“Dodd-Frank Act”) affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the FRB to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, cap interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. It is anticipated that these new regulations will increase the Bank’s compliance costs over time, and could have unforeseen consequences as the new legislation is implemented over time.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2015, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 17.54%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 16.37%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2015 was 9.26%.

The Dodd-Frank Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies, such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015 the Bank began to comply with the Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

•	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage ratio to 4% for all banking organizations (currently 3% for certain banking organizations);

•	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and

•	Maintain the minimum total risk-based capital ratio at 8%.

In addition, the Basel III rules, when fully phased-in, will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer, when fully phased-in, will be to increase the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

The Basel III rules also changed the capital categories for insured depository institutions for purposes of prompt corrective action. Under the rules, to be well capitalized, an insured depository institution must maintain a minimum common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5%. In addition, the Basel III rules established more conservative standards for including an instrument in regulatory capital and imposed certain deductions from and adjustments to the measure of common equity Tier 1 capital.

Management believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

Prompt Corrective Action and Other Enforcement Mechanisms.

The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those that fall below one or more of the prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The Company and the Bank are classified as well capitalized under the guidelines promulgated by the FRB and the FDIC.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2015, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $81.5 million, or 97.3% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2015, the maximum amount available for transfer from the Bank in the form of loans was $8.4 million, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The assessment scale for 2010 ranged from seven basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC approved a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments was calculated on a quarterly basis and was paid from the amount the institution prepaid until June 30, 2013, at which point the remaining funds were returned to the insured institution. Pursuant to the requirements of the Dodd-Frank Act, the FDIC adopted a new assessment system in April 2011, which created a new rate grid. Under the new grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually.

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

Corporate Governance.

The Sarbanes-Oxley Act of 2002 (“Sarbanes Act”) requires publicly traded companies, such as the Company, to adhere to several directives designed to prevent corporate misconduct. As a result, additional duties have been placed on officers, directors, auditors and attorneys of public companies. The Sarbanes Act requires certifications regarding financial statement accuracy and internal control adequacy by the chief executive officer and the chief financial officer to accompany periodic reports filed with the Securities and Exchange Commission (“SEC”). The Sarbanes Act also accelerates insider reporting obligations under Section 16 of the Securities Exchange Act of 1934, as amended, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees and provides for enhanced review by the SEC.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper and contiguous counties in Mississippi. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009, opened a loan production office in Biloxi, Mississippi, which in April 2014, was converted into a full service branch. In 2011, the Company opened a branch in Flowood, Mississippi. In 2014, the Company established an additional branch in Biloxi to better serve the Gulf Coast. The Company competes with local, regional and national financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 5.89% at June 30, 2015. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

AVAILABILITY OF INFORMATION

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, along with other information about the Company, are available, free of charge, on our website, http://www.citizensholdingcompany.com. The information contained on our website is not incorporated into this report. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Robert T. Smith, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

ITEM 1A. RISK FACTORS.

In addition to the other information contained in or incorporated by reference into this report and the exhibits hereto, the following risk factors should be considered carefully in evaluating the Company’s business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, prospects, financial condition or results of operations of the Company and/or the Bank. Additional risks not presently known to the Company, or that the Company currently deems immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

Risks Related To The Company’s Business and Industry

The Company is subject to interest rate risk.

One of the most important aspects of management’s efforts to sustain long-term profitability for the Company is the management of interest rate risk. Management’s goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity.

The Company’s assets and liabilities are principally financial in nature and the resulting earnings thereon are subject to significant variability due to the timing and extent to which the Company can reprice the yields on interest-earning assets and the costs of interest bearing liabilities as a result of changes in market interest rates. Interest rates in the financial markets affect the Company’s decisions on pricing its assets and liabilities, which impacts net interest income, an important cash flow stream for the Company. As a result, a substantial part of the Company’s risk-management activities is devoted to managing interest-rate risk. Currently, the Company does not have any significant risks related to foreign currency exchange, commodities or equity risk exposures.

The Company’s earnings and cash flows are largely dependent upon the net interest income of the Company. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest the Company pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, which could reduce the amount of fee income generated; (ii) the fair value of the Company’s financial assets and liabilities; and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income could be adversely affected, which in turn could negatively affect its earnings. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

As of December 31, 2015, approximately 64.2% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

A significant portion of the loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the ability of the Company to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although management has policies and procedures to perform an environmental review during the loan application process and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to risk from adverse economic conditions.

The 2008 recession continues to adversely affect the Company’s business although less than it had in previous years. The local economies that the Company and the Bank serves have kept pace with the improvement of the national and state economies. Although the economic conditions did not create new types of risks, the Company believes it is useful to highlight some of the key events to illustrate how events beyond its control can adversely affect the Company.

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

Some of the significant actual and potential impacts of those events on one or more of the Company’s businesses include:

•	pressures on the Company’s/Bank’s liquidity in the mortgage business as investor demand shrank and the securitization markets diminished or, for some products, disappeared;

•	significant reduction in the Company’s ability to create gains on sale of mortgage loans it originated;

•	significant reduction in mortgage origination volume and fees;

•	significant increase in delinquencies in some loan products and markets which are related to mortgages and housing;

•	significant increase in loan loss provision for loans secured by, or directly related to, mortgages and the housing industry;

•	significant increase in costs of servicing mortgages due to increased credit remediation and loss mitigation activity, as well as increased collection and foreclosure activity;

•	the possibility that continued low interest rates will compress the Company’s net interest margin; and

•

the possibility that, in 2016, adjustable rate home equity lines of credit (“HELOC”) loans that are tied to low prime rates could be drawn more fully and could be pre-paid less often so that, in conjunction with falling housing values, the ratio of HELOC loan balances to current actual values may weaken which could, in turn, translate into higher loan losses and higher provisioning for future losses within the HELOC portfolio.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for the Company.

The capital and credit markets have been experiencing volatility and disruption during the last six years. Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly. Consumer confidence remains low, unemployment has fallen to 4.9% for January 2016, and the housing market, although starting to rebound, remains an important downside risk, with prices expected to rise slightly through much of 2016. Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2016. Furthermore, record levels of monetary and fiscal stimulus since 2010 have failed to produce the expected level of economic growth. The Company does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future. The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable. Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets. If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both. A further weakened economy could affect the Company in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations. It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline. If the economy does weaken in the future, it is uncertain how the Company’s business would be affected and whether the Company would be able successfully to mitigate any such effects on its business. Accordingly, these factors in the U.S. economy could have a material adverse effect on the Company’s financial condition and results of operations.

The FRB has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.

In recent years, in response to the recession in 2008 and the following uneven recovery, the FRB has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended in 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. All things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced in late 2014 and early 2015. Two examples of the latter are the rise in 2015 and 2016 (to date) in the value of the U.S. dollar relative to many other currencies, and decisions in the European Union in late 2015 and 2016 (to date) to pursue or enhance easing strategies. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States. and world-wide financial systems in ways that may be difficult to predict.

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

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	the ability to expand the Company’s market position.

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	the rate at which the Company introduces new products and services relative to its competitors.

•	customer satisfaction with the Company’s and the Bank’s level of service.

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect its growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to extensive government regulation and supervision.

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not the economic or other interests of shareholders. These regulations affect the Company’s and the Bank’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect the Company or the Bank in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer or increase the ability of non-banks to offer competing financial services and products, among other things.

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

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, it cannot assure that such violations will be prevented. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note 16, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which the Company and the Bank operate.

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect the Company’s business, prospects, results of operations, financial condition, liquidity or the market price of the Company’s Common Stock.

The Dodd-Frank Act, as implemented by the regulations currently being promulgated by various federal regulatory agencies, along with other regulatory initiatives relating to the financial services industry, could materially affect the Company’s business, prospects, results of operations, financial condition, liquidity or the market price of the Company’s common stock. The Company is unable to completely evaluate these potential effects at this time. It is also possible that these measures could adversely affect the creditworthiness of counterparties, which could increase the Company’s risk profile.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of the Bank’s net income comes from its interest rate spread, which is the difference between the interest rates paid by the Bank on amounts used to fund assets and the interest rates and fees the Bank receives on its interest-earning assets. The Bank’s interest-earning assets include outstanding loans extended to its customers and securities held in its investment portfolio. The Bank funds assets using deposits and other borrowings. The Bank’s goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and the Bank currently maintains approximately 19.7% of deposits as non-interest bearing.

In 2011, the FRB repealed Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If the Bank decides to pay interest on demand accounts, its interest expense would likely increase.

The Company may be subject to more stringent capital and liquidity requirements which would adversely affect its net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. In 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Supervision and Regulation – Capital Standards”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require the Company to reduce business levels or to raise capital, including in ways that may adversely affect the Company’s results of operations or financial condition.

In addition, in 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In 2013, regulators adopted enhancements to United States. capital standards based on Basel III. The revised standards create a new emphasis on Tier 1 common equity, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

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

The revised standards took effect on January 1, 2015 for the Company and the Bank. The capital conservation buffer requirement is subject to a phase-in period.

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

Delays in the Company’s ability to foreclose on delinquent mortgage loans may negatively impact our business.

Because the Bank originates loans secured by real estate, the Bank may have to foreclose on the collateral property to protect its investment and may thereafter own and operate such property, in which case the Company is exposed to the risks inherent in the ownership of real estate. The amount realized after a default is dependent upon factors outside of the Company’s control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	natural disasters.

Certain expenses associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the net proceeds received from the real estate, if any. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. In some states, the large number of mortgage foreclosures that have occurred has resulted in significant delays in foreclosing. Any delay in the foreclosure process adversely affects us by increasing the expenses related to carrying such real estate and exposes us to losses as a result of potential additional declines in the value of such collateral. As a result, the increased cost of owning and operating such real estate may exceed the rental income earned from the real estate (if any), the Company may have to advance additional funds to protect our investment or the Company may be required to dispose of the real estate at a loss.

The Company may be adversely affected by the soundness of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies on third party vendors for a number of key components of its business.

The Company contracts with a number of third party vendors to support its infrastructure. Many of these vendors are large national companies who are dominant in their area of expertise and would be difficult to quickly replace. Failures of certain vendors to provide services could adversely affect the Company’s ability to deliver products and services to its customers, disrupting its business and causing it to incur significant expense. External vendors also present information security risks.

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

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on its common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, it may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to the Company.

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

In addition, acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, or other projected benefits from an acquisition could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

The Company may not be able to attract and retain skilled people.

The Company’s success depends in part on its ability to retain key executives and to attract and retain additional qualified personnel who have experience both in sophisticated banking matters and in operating a bank of the Company’s size. Competition for such personnel is strong in the banking industry, and the Company may not be successful in attracting or retaining the personnel it requires. The unexpected loss of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of the Company’s markets, years of industry experience and the difficulty of promptly finding qualified replacements. The Company expects to effectively compete in this area by offering financial packages that are competitive within the industry.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Furthermore, the Bank provides its customers the ability to bank online. The secure transmission of confidential information over the internet is a critical element of online banking. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failures, interruptions or security breaches will be prevented, and if they occur, that they will be adequately addressed. Additionally, to the extent the Company relies on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

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

The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which the Company may have limited or no control.

For example, in 2014 and 2015 major retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Bank systems are not breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. Other possible points of incursion or disruption not within the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Consumers may decide not to use banks to complete their financial transactions.

While the Company continually attempts to use technology to offer new products and services, at the same time, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts, mutual funds or use electronic payment methods such as Apple Pay or Paypal, that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

The Company is subject to Accounting Estimate Risks.

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The Company’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Company may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Company may make some other adjustment that will differ materially from the estimates that the Company makes today.

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

The Company’s common stock is listed for trading on NASDAQ Global Market. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of the Company’s common stock.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

The Company’s Articles of Incorporation and Bylaws, as well as certain banking laws, may have an anti-takeover effect.

Provisions of the Company’s Articles of Incorporation and Bylaws, which are exhibits to this Annual Report on Form 10-K, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. The combination of these provisions impedes a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 23 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi	Full Service; 24-Hour Teller
(601) 625-7447

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS	Drive-Up
(662) 773-6261

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1765 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service

Flowood Branch	5419 Highway 25, Suite Q Flowood, MS 39232 (601) 992-7688	Full Service

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, 2014 and 2013—Selected Financial Data” in the 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, 2014 and 2013” in the 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2015 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2016, relating to its 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics and Code of Conduct in compliance with Item 406 of Regulation S-K for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. Copies of both the Code of Ethics and the Code of Conduct can be found on the Company’s website: http://www.citizensholdingcompany.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics and the Code of Conduct by posting information on the Company’s website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2016, relating to its 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2016, relating to its 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	110,000	$21.79	277,500

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	110,000	$21.79	277,500

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2016, relating to its 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 4, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2016, relating to its 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2013, 2014 and 2015, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Condition

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2015 Annual Report to Shareholders	+

14	Code of Ethics	*******

21	Subsidiaries of Registrant	+

23	Consent of Independent Registered Public Accounting Firm	+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

32.1	Section 1350 Certification of Chief Executive Officer	++

32.2	Section 1350 Certification of Chief Financial Officer	++

101	XBRL Exhibits	+

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
*******

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004, as updated on the Company’s website, http://www.citizensholdingcompany.com and the Code of Ethics incorporated herein by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 8, 2016	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg L. McKee Greg L. McKee	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2016

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2016

/s/ Craig Dungan Craig Dungan, MD	Director	March 8, 2016

/s/ Don L. Fulton Don L. Fulton	Director	March 8, 2016

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 8, 2016

/s/ David A. King David A. King	Director	March 8, 2016

/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 8, 2016

/s/ Adam Mars Adam Mars	Director	March 8, 2016

/s/ David P. Webb David P. Webb	Director	March 8, 2016

/s/ A. T. Williams A.T. Williams	Director	March 8, 2016

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 8, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2015 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits