Form 10-Q
period 2016-03-31
CITIZENS HOLDING CO /MS/
filed 2016-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑   No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2016:

Title	Outstanding
Common Stock, $0.20 par value	4,875,079

CITIZENS HOLDING COMPANY

INTERIM FINANCIAL STATEMENTS FOR QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

(UNAUDITED)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,580,832	$14,947,690
Interest bearing deposits with other banks	885,772	42,267,777
Investment securities held to maturity, at amortized cost	151,878,035	161,043,404
Investment securities available for sale, at fair value	349,283,254	267,264,403
Loans, net of allowance for loan losses of $5,008,742 in 2016 and $6,473,703 in 2015	409,467,272	423,108,391
Premises and equipment, net	18,444,639	18,655,691
Other real estate owned, net	3,382,908	3,572,744
Accrued interest receivable	4,727,100	3,928,106
Cash value of life insurance	23,304,933	23,133,644
Deferred tax assets, net	7,692,152	9,165,417
Other assets	6,643,793	6,417,275

TOTAL ASSETS	$1,002,290,690	$973,504,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$151,934,846	$148,724,257
Interest-bearing NOW and money market accounts	362,386,736	323,381,170
Savings deposits	72,461,071	70,534,886
Certificates of deposit	203,507,752	210,764,475

Total deposits	790,290,405	753,404,788
Securities sold under agreement to repurchase	94,836,191	104,298,182
Federal Funds Purchased	—	—
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	175,948	179,995
Deferred compensation payable	7,838,385	7,718,624
Other liabilities	648,198	1,477,617

Total liabilities	913,789,127	887,079,206
SHAREHOLDERS’ EQUITY
Common stock; $.20 par value, 22,500,000 shares authorized, 4,875,079 shares outstanding at March 31, 2016 and December 31, 2015	975,016	975,016
Additional paid-in capital	3,652,642	3,617,279
Retained earnings	89,305,292	88,949,360
Accumulated other comprehensive loss, net of tax benefit of $3,231,113 in 2016 and $4,233,473 in 2015	(5,431,387)	(7,116,319)

Total shareholders’ equity	88,501,563	86,425,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,002,290,690	$973,504,542

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months
	Ended March 31,
	2016	2015
INTEREST INCOME
Loans, including fees	$4,784,505	$5,007,560
Investment securities	2,715,730	2,668,472
Other interest	79,499	30,039

Total interest income	7,579,734	7,706,071
INTEREST EXPENSE
Deposits	468,458	432,153
Other borrowed funds	300,602	319,031

Total interest expense	769,060	751,184

NET INTEREST INCOME	6,810,674	6,954,887
PROVISION FOR LOAN LOSSES	60,498	184,176

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,750,176	6,770,711
OTHER INCOME
Service charges on deposit accounts	886,804	886,784
Other service charges and fees	586,422	531,853
Other income	342,462	333,108

Total other income	1,815,688	1,751,745

OTHER EXPENSES
Salaries and employee benefits	3,402,318	3,355,303
Occupancy expense	1,329,204	1,299,494
Other operating expense	1,912,793	1,832,177

Total other expenses	6,644,315	6,486,974

INCOME BEFORE PROVISION FOR INCOME TAXES	1,921,549	2,035,482
PROVISION FOR INCOME TAXES	395,379	441,936

NET INCOME	$1,526,170	$1,593,546

NET INCOME PER SHARE -Basic	$0.31	$0.33

-Diluted	$0.31	$0.33

DIVIDENDS PAID PER SHARE	$0.24	$0.23

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
Net income	$1,526,170	$1,593,546
Other comprehensive income
Securities available-for-sale
Unrealized holding gains	1,856,204	954,036
Income tax effect	(692,364)	(355,856)

	1,163,840	598,180
Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	831,088	944,029
Income tax effect	(309,996)	(352,122)

	521,092	591,907
Total other comprehensive income	1,684,932	1,190,087

Comprehensive income	$3,211,102	$2,783,633

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$792,198	$1,448,541
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	27,129,213	11,369,636
Proceeds from maturities and calls of securities held to maturity	10,000,000	10,000,000
Purchases of investment securities available for sale	(107,664,521)	(56,842,228)
Purchases of bank premises and equipment	(29,244)	(24,149)
Decrease in interest bearing deposits with other banks	41,382,005	25,475,867
Proceeds from sale of other real estate	194,739	626,440
Redemption of Federal Home Loan Bank Stock	—	150,700
Net decrease (increase) in loans	13,575,364	(15,381,437)

Net cash used by investing activities	(15,412,444)	(24,625,171)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,885,617	20,679,970
Net change in securities sold under agreement to repurchase	(9,461,991)	2,687,470
Payment of dividends	(1,170,238)	(1,121,851)

Net cash provided by (used by) financing activities	26,253,388	22,245,589

Net increase (decrease) in cash and due from banks	11,633,142	(931,041)
Cash and due from banks, beginning of period	14,947,690	22,405,730

Cash and due from banks, end of period	$26,580,832	$21,474,689

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016

(Unaudited)

Note 1.  Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016.

Note 2.  Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2016, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $38,075,421 compared to an aggregate unused balance of $44,358,972 at December 31, 2015. There was $2,954,980 of letters of credit outstanding at March 31, 2016 and $2,860,480 at December 31, 2015. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

Note 3.  Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months
	Ended March 31,
	2016	2015
Basic weighted average shares outstanding	4,875,079	4,876,114
Dilutive effect of granted options	10,061	599

Diluted weighted average shares outstanding	4,885,140	4,876,713

Net income	$1,526,170	$1,593,546
Net income per share-basic	$0.31	$0.33
Net income per share-diluted	$0.31	$0.33

Note 4.  Equity Compensation Plans

Prior to the adoption of the 2013 Plan, as defined below, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and prior to its expiration, the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees.

The following table is a summary of the stock option activity for the three months ended March 31, 2016.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2015	87,000	$21.35	23,000	$23.46	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	(23,000)	23.46	—	—

Outstanding at March 31, 2016	87,000	$21.35	—	$—	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at March 31, 2016, was $99,060, the intrinsic value of options previously granted under the Employees’ Plan at March 31, 2016, was $0, and since there were no options granted under the 2013 Plan, the intrinsic value for the 2013 Plan is $0, for an aggregate intrinsic value at March 31, 2016, of $99,060.

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

During the quarter ended June 30, 2015, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock. These grants vest over a one-year period ending April 29, 2016 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $141,450 and will be recognized over the one-year restriction period at a cost of $11,788 per month less deferred taxes of $4,397 per month.

Note 5.  Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2016, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2016 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2012. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6.  Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2016	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$146,598,052	$96,320	$942,938	$145,751,434
Mortgage backed securities	110,024,866	650,298	620,773	110,054,391
State, County, Municipals	87,930,739	2,773,676	153,173	90,551,242
Other investments	2,917,746	8,441	—	2,926,187

Total	$347,471,403	$3,528,735	$1,716,884	$349,283,254

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2015	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$83,826,411	$1,100	$1,577,145	$82,250,366
Mortgage backed securities	92,602,875	467,693	1,348,603	91,721,965
State, County, Municipals	87,948,336	2,609,469	181,442	90,376,363
Other investments	2,931,134	—	15,425	2,915,709

Total	$267,308,756	$3,078,262	$3,122,615	$267,264,403

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from available-for-sale to held-to-maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

The fair value of the securities transferred as of the date of transfer was $205,260,985 with a net unrealized loss of $17,061,438. In accordance with ASC 320-10-35-16, the discount on each security that resulted from this transfer is amortized over the remaining lives of the individual securities. Any unrealized holding losses on the date of the transfer are not recognized in net income but remain in accumulated other comprehensive loss. In accordance with ASC 320-10-15-10d, the unrealized loss amounts in accumulated other comprehensive loss are amortized simultaneously against interest income as the discount is accreted on the transferred securities. There is no effect on net income as the discount accretion offsets the accumulated other comprehensive loss amortization. The unamortized unrealized loss, before deferred taxes, was $10,474,351 and $11,305,438 at March 31, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2016	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$151,878,035	$9,769,573	$—	$161,647,608

Total	$151,878,035	$9,769,573	$—	$161,647,608

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2015	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$161,043,404	$8,002,431	$—	$169,045,835

Total	$161,043,404	$8,002,431	$—	$169,045,835

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$4,204,000	$4,257,219	$3,008,448	$3,028,887
Due after one year through five years	23,678,630	24,102,941	13,587,885	13,985,525
Due after five years through ten years	107,334,268	107,780,960	80,749,532	80,346,720
Due after ten years	212,254,504	213,142,134	169,962,891	169,903,271

Total	$347,471,402	$349,283,254	$267,308,756	$267,264,403

Held-to-maturity
Due after five years through ten years	$37,118,407	$39,123,393	$37,052,187	$38,528,059
Due after ten years	114,759,628	122,524,215	123,991,217	130,517,776

Total	$151,878,035	$161,647,608	$161,043,404	$169,045,835

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2016 and December 31, 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. government agencies	$70,734	$748	$13,888	$195	$84,622	$943
Mortgage backed securities	39,825	302	35,118	319	74,943	621
State, County, Municipal	2,928	17	8,854	136	11,782	153

Total	$113,487	$1,067	$57,860	$650	$171,347	$1,717

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. government agencies	$50,915	$716	$26,335	$861	$77,250	$1,577
Mortgage backed securities	83,001	1,349	—	—	83,001	1,349
State, County, Municipal	2,393	10	12,623	172	15,016	182
Other investments	—	—	2,916	15	2,916	15

Total	$136,309	$2,075	$41,874	$1,048	$178,183	$3,123

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification are other-than-temporarily impaired at March 31, 2016 or at December 31, 2015.

Note 7.   Loans

The composition of net loans (in thousands) at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$26,545	$33,133
Farmland	20,591	23,293
1-4 Family Mortgages	102,135	104,046
Commercial Real Estate	184,931	180,691

Total Real Estate Loans	334,202	341,163
Business Loans:
Commercial and Industrial Loans	53,889	61,425
Farm Production and Other Farm Loans	987	1,055

Total Business Loans	54,876	62,480
Consumer Loans:
Credit Cards	941	1,061
Other Consumer Loans	25,312	25,564

Total Consumer Loans	26,253	26,625

Total Gross Loans	415,331	430,268
Unearned income	(855)	(686)
Allowance for loan losses	(5,009)	(6,474)

Loans, net	$409,467	$423,108

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$147	$75
Farmland	548	158
1-4 Family Mortgages	2,421	2,464
Commercial Real Estate	9,659	11,662

Total Real Estate Loans	12,775	14,359
Business Loans:
Commercial and Industrial Loans	93	28

Total Business Loans	93	28
Consumer Loans:
Other Consumer Loans	45	36

Total Consumer Loans	45	36

Total Non-Accrual Loans	$12,913	$14,423

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2016, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$274	$366	$640	$25,905	$26,545	$288
Farmland	286	395	681	19,910	20,591	—
1-4 Family Mortgages	2,982	871	3,853	98,282	102,135	24
Commercial Real Estate	996	2,808	3,804	181,127	184,931	15

Total Real Estate Loans	4,538	4,440	8,978	325,223	334,202	327
Business Loans:
Commercial and Industrial Loans	102	90	192	53,697	53,889	9
Farm Production and Other Farm Loans	—	—	—	987	987	—

Total Business Loans	102	90	192	54,684	54,876	9
Consumer Loans:
Credit Cards	12	—	12	929	941	—
Other Consumer Loans	673	—	673	24,639	25,312	—

Total Consumer Loans	685	—	685	25,568	26,253	—

Total Loans	$5,325	$4,530	$9,855	$405,476	$415,331	$336

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2015 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$1,126	$21	$1,147	$31,986	$33,133	$21
Farmland	947	4	951	22,342	23,293	4
1-4 Family Mortgages	5,131	573	5,704	98,342	104,046	—
Commercial Real Estate	4,015	6,748	10,763	169,928	180,691	—

Total Real Estate Loans	11,219	7,346	18,565	322,598	341,163	25

Business Loans:
Commercial and Industrial Loans	245	12	257	61,168	61,425	12
Farm Production and other Farm Loans	12	—	12	1,043	1,055	—

Total Business Loans	257	12	269	62,211	62,480	12

Consumer Loans:
Credit Cards	12	9	21	1,040	1,061	9
Other Consumer Loans	1,017	30	1,047	24,517	25,564	30

Total Consumer Loans	1,029	39	1,068	25,557	26,625	39

Total Loans	$12,505	$7,397	$19,902	$410,366	$430,268	$76

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at all loans over $100,000 that are past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans (in thousands) as of March 31, 2016 and December 31, 2015, segregated by class, are as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
March 31, 2016	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$40
Farmland	—	—	—	—	—	343
1-4 Family Mortgages	2,227	—	2,227	2,227	242	2,756
Commercial Real Estate	8,899	—	8,899	8,899	1,138	10,519

Total Real Estate Loans	11,126	—	11,126	11,126	1,380	13,658
Business Loans:
Commercial and Industrial Loans	—	—	—	—	—	—

Total Business Loans	—	—	—	—	—	—
Consumer Loans:
Other Consumer Loans	—	—	—	—	—	—

Total Consumer Loans	—	—	—	—	—	—

Total Loans	$11,126	$—	$11,126	$11,126	$1,380	$13,658

During the first quarter of 2016, management reviewed the impaired loan listing according to the Corporation’s policy of reviewing individual loans for impairment over $100,000. During this review, 97 loans under that threshold in the amount of $2,731,121 and 6 loans in the amount of $1,651,023 that were over the threshold but were determined to not be impaired at March 31, 2016, were removed from the impaired loan listing. Management believes this more accurately reflects the amount of impaired loans evaluated for impairment as part of the computation of the allowance for loan losses.

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
December 31, 2015	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$75	$—	$75	$75	$75	$85
Farmland	679	69	610	679	54	739
1-4 Family Mortgages	3,103	1,754	1,349	3,103	183	2,829
Commercial Real Estate	11,661	1,409	10,253	11,662	2,685	10,552

Total Real Estate Loans	15,518	3,232	12,287	15,519	2,997	14,205

Business Loans:
Commercial and Industrial Loans	28	28	—	28	—	49

Total Business Loans	28	28	—	28	—	49

Consumer Loans:
Other Consumer Loans	35	36	—	36	—	78

Total Consumer Loans	35	36	—	36	—	78

Total Loans	$15,581	$3,296	$12,287	$15,583	$2,997	$14,332

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
March 31, 2016		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$6,850	$3,607

Total	3	$6,850	$3,607

		Pre-Modification	Post-Modification
December 31, 2015		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,858

Total	3	$4,871	$3,858

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2016	3	$3,858
Reductions due to:
Principal paydowns		(251)

Total at March 31, 2016	3	$3,607

The allocated allowance for loan losses attributable to restructured loans was $174,274 at March 31, 2016 and December 31, 2015. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of March 31, 2016.

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

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2016:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3, 4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$24,903	$325	$1,317	$—	$—	$26,545
Farmland	18,369	872	1,350	—	—	20,591
1-4 Family Mortgages	87,213	3,382	11,540	—	—	102,135
Commercial Real Estate	162,746	8,898	13,287	—	—	184,931

Total Real Estate Loans	293,231	13,477	27,494	—	—	334,202
Business Loans:
Commercial and Industrial Loans	53,319	352	218	—	—	53,889
Farm Production and Other Farm Loans	987	—	—	—	—	987

Total Business Loans	54,306	352	218	—	—	54,876
Consumer Loans:
Credit Cards	941	—	—	—	—	941
Other Consumer Loans	25,044	129	132	6	1	25,312

Total Consumer Loans	25,985	129	132	6	1	26,253

Total Loans	$373,522	$13,958	$27,844	$6	$1	$415,331

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2015:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
Grades	1, 2, 3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$31,889	$202	$1,042	$—	$—	$33,133
Farmland	21,084	989	1,220	—	—	23,293
1-4 Family Mortgages	88,425	4,874	10,747	—	—	104,046
Commercial Real Estate	155,898	12,286	12,507	—	—	180,691

Total Real Estate Loans	297,296	18,351	25,516	—	—	341,163

Business Loans:
Commercial and Industrial Loans	60,918	377	130	—	—	61,425
Farm Production and other Farm Loans	1,055	—	—	—	—	1,055

Total Business Loans	61,973	377	130	—	—	62,480

Consumer Loans:
Credit Cards	1,052	—	9	—	—	1,061
Other Consumer Loans	24,666	111	777	7	3	25,564

Total Consumer Loans	25,718	111	786	7	3	26,625

Total Loans	$384,987	$18,839	$26,432	$7	$3	$430,268

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

	Real	Business
March 31, 2016	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
Provision for possible loan losses	(5,593)	(39,517)	105,608	60,498
Chargeoffs	1,557,871	79	12,361	1,570,311
Recoveries	8,806	6,005	30,041	44,852

Net Chargeoffs	1,549,065	(5,926)	(17,680)	1,525,459

Ending Balance	$3,684,237	$609,657	$714,848	$5,008,742

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,379,937	$—	$—	$1,379,937
Loans collectively evaluated for impairment	2,304,300	609,657	714,848	3,628,805

Ending Balance, March 31, 2016	$3,684,237	$609,657	$714,848	$5,008,742

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

	Real	Business
March 31, 2015	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326
Provision for possible loan losses	(70,244)	161,169	93,251	184,176
Chargeoffs	95,199	—	56,127	151,326
Recoveries	32,298	3,974	14,374	50,646

Net Chargeoffs	62,901	(3,974)	41,753	100,680

Ending Balance, March 31, 2015	$5,069,006	$1,038,958	$517,858	$6,625,822

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,005,196	$25,000	$—	$2,030,196
Loans collectively evaluated for impairment	3,063,810	1,013,958	517,858	4,595,626

Ending Balance, March 31, 2015	$5,069,006	$1,038,958	$517,858	$6,625,822

The Corporation’s recorded investment in loans as of March 31, 2016 and December 31, 2015 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2016	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,126	$—	$—	$11,126
Loans collectively evaluated for general impairment	323,076	54,876	26,253	404,205

	$334,202	$54,876	$26,253	$415,331

	Real	Business
December 31, 2015	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$15,519	$28	$36	$15,583
Loans collectively evaluated for general impairment	325,644	62,452	26,589	414,685

	$341,163	$62,480	$26,625	$430,268

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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S.
Government Agencies	$—	$145,751,434	$—	$145,751,434
Mortgage-backed securities	—	110,054,390	—	110,054,390
State, county and municipal obligations	—	90,551,243	—	90,551,243
Other investments	—	—	2,926,187	2,926,187

Total	$—	$346,357,067	$2,926,187	$349,283,254

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S.
Government Agencies	$—	$82,250,366	$—	$82,250,366
Mortgage-backed securities	—	91,721,965	—	91,721,965
State, county and municipal obligations	—	90,376,363	—	90,376,363
Other investments	—	—	2,915,709	2,915,709

Total	$—	$264,348,694	$2,915,709	$267,264,403

The following table reports the activity for 2016 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2016	$2,915,709
Principal payments received	(15,190)
Unrealized gains included in other comprehensive income	25,668

Balance at March 31, 2016	$2,926,187

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2016 that were still held in the balance sheet at March 31, 2016, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$7,768,597	$7,768,597
Other real estate owned	—	—	5,257	5,257

Total	$—	$—	$7,773,854	$7,773,854

For assets measured at fair value on a nonrecurring basis during 2015 that were still held in the balance sheet at December 31, 2015, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$8,926,364	$8,926,364
Other real estate owned	—	—	538,262	538,262

Total	$—	$—	$9,464,626	$9,464,626

Impaired loans with a carrying value of $11,126,314 and $12,286,822 had an allocated allowance for loan losses of $1,379,937 and $2,996,708 at March 31, 2016 and December 31, 2015, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2016, and recorded at fair value, less costs to sell, was $5,257, of which $0 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2015 and recorded at fair value, less costs to sell, was $869,564. There were no additional writedowns during 2015 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2016, and December 31, 2015:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
March 31, 2016	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,580,832	$26,580,832	$—	$—	$26,580,832
Interest bearing deposits with banks	885,772	885,772	—	—	885,772
Securities held-to-maturity	151,878,035		161,647,608		161,647,608
Securities available-for-sale	349,283,254	—	346,357,067	2,926,187	349,283,254
Net loans	409,467,272	—	—	411,200,310	411,200,310
Financial liabilities
Deposits	$790,290,405	$586,782,653	$—	$203,645,742	$790,428,395
Federal Home Loan Bank advances	20,000,000	—	—	20,585,185	20,585,185
Securities Sold under Agreement to Repurchase	94,836,191	94,836,191	—	—	94,836,191

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2015	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$14,947,690	$14,947,690	$—	$—	$14,947,690
Interest bearing deposits with banks	42,267,777	42,267,777	—	—	42,267,777
Securities available-for-sale	267,264,403	—	264,348,694	2,915,709	267,264,403
Securities held-to-maturity	161,043,404	—	169,045,835	—	169,045,835
Net loans	423,108,391	—	—	425,096,569	425,096,569
Financial liabilities
Deposits	$753,404,788	$542,640,313	$—	$210,890,430	$753,530,743
Federal Home Loan Bank advances	20,000,000	—	—	20,534,935	20,534,935
Securities Sold under Agreement to Repurchase	104,298,182	104,298,182	—	—	104,298,182

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains statements that constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Quarterly Report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this Quarterly Report, including, but not limited to, statements found in Item 1, “Notes to Consolidated Financial Statements”, in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 3,“Quantitive and Qualitative Disclosure and Market Risk.” The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area; and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2016, was 37.39% and at December 31, 2015, was 32.73%. The increase was due to an increase in short term marketable assets at March 31, 2016. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $790,290,405 at March 31, 2016, and $753,404,788 at December 31, 2015. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $349,283,254 invested in available-for-sale investment securities at March 31, 2016, and $267,264,403 at December 31, 2015. The Corporation also had $885,772 in interest bearing deposits at other banks at March 31, 2016 and $42,267,777 at December 31, 2015. The decrease in interest bearing deposits was the result of funds being invested in longer term investments, including certain mortgage backed products, which are expected to produce more interest income. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at March 31, 2016 and December 31, 2015. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2016, the Corporation had unused and available $144,577,713 of its line of credit with the FHLB and at December 31, 2015, the Corporation had unused and available $146,840,812 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2015 to March 31, 2016, was the result of a decrease in the amount of loans eligible for the collateral pool. The Corporation had no federal funds purchased as of March 31, 2016 and December 31, 2015. The Corporation usually purchases federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $88,501,563 at March 31, 2016, as compared to $86,425,336 at December 31, 2015. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $1,170,238, or $0.24 per share, during the three-month period ended March 31, 2016.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2016, the Corporation meets all capital adequacy requirements to which it is subject.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Citizens Holding Company
Tier 1 leverage ratio	$90,783	9.26%	$48,999	5.00%	$39,199	4.00%
Common Equity tier 1 capital ratio	90,783	9.26%	63,698	6.50%	44,099	4.50%
Tier 1 risk-based capital ratio	90,783	16.82%	43,181	8.00%	32,386	6.00%
Total risk-based capital ratio	95,792	17.75%	53,977	10.00%	43,181	8.00%
December 31, 2015
Citizens Holding Company
Tier 1 leverage ratio	$90,392	9.26%	$48,822	5.00%	$39,058	4.00%
Common Equity tier 1 capital ratio	96,866	9.26%	63,469	6.50%	43,940	4.50%
Tier 1 risk-based capital ratio	90,392	16.37%	33,131	6.00%	22,087	4.00%
Total risk-based capital ratio	96,866	17.54%	55,219	10.00%	44,175	8.00%

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

Beginning January 1, 2015, the Corporation and the Bank was required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased-in:

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

In addition, the final Basel III rules, when fully phased-in, will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer, when fully phased-in, will be to increase the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

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

Management believes that, as of March 31, 2016, the Corporation and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. The changes to the calculation of risk-weighted assets did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2016	2015
Interest Income, including fees	$7,579,734	$7,706,071
Interest Expense	769,060	751,184

Net Interest Income	6,810,674	6,954,887
Provision for Loan Losses	60,498	184,176

Net Interest Income after
Provision for Loan Losses	6,750,176	6,770,711
Other Income	1,815,688	1,751,745
Other Expense	6,644,315	6,486,974

Income Before Provision For
Income Taxes	1,921,549	2,035,482
Provision for Income Taxes	395,379	441,936

Net Income	$1,526,170	$1,593,546

Net Income Per share - Basic	$0.31	$0.33

Net Income Per Share-Diluted	$0.31	$0.33

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.69% for the three months ended March 31, 2016, and March 31, 2015

The book value per share increased to $18.15 at March 31, 2016, compared to $17.73 at December 31, 2015. The increase in book value per share reflects the amount of earnings in excess of dividends and by a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2016, were $983,129,715 compared to $945,269,885 for the year ended December 31, 2015.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.12% for the quarter ended March 31, 2016 compared to 3.42% for the corresponding period of 2015. The decrease in net interest margin for the period ended March 31, 2016, when compared to the same period in 2015, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $900,989,704 for the three months ended March 31, 2016. This represents an increase of $55,365,395, or 6.5%, over average earning assets of $845,624,309 for the three months ended March 31, 2015. The increase in average earning assets for the three months ended March 31, 2016, is the result of an increase in investment securities.

Interest bearing deposits averaged $618,285,369 for the three months ended March 31, 2016. This represents an increase of $58,039,929, or 10.4%, from the average of interest bearing deposits of $560,245,440 for the three months ended March 31, 2015. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $122,714,079 for the three months ended March 31, 2016. This represents a decrease of $12,362,155, or 9.2%, over the other borrowed funds of $135,076,234 for the three months ended March 31, 2015. This decrease in other borrowed funds was due to a $12,353,727 decrease in the securities sold under agreement to repurchase, a $15,021 decrease in the Agribusiness Enterprise Loan Liability offset by a $6,593 increase in Federal Funds Purchased for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015.

Net interest income was $6,810,674 for the three months ended March 31, 2016, a decrease of $144,213 from $6,954,887 for the three months ended March 31, 2015, primarily due to a decrease in rate partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As to changes in rate in the three months ended March 31, 2016, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2015. The yield on all interest bearing assets decreased 32 basis points to 3.46% in the three months ended March 31, 2016 from 3.78% for the same period in 2015. At the same time, the rate paid on all interest bearing liabilities for the three months ended March 31, 2016 dropped 3 basis points to 0.41% from 0.44% in the same period in 2015. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2016	2015
Interest and Fees	$4,784,505	$5,007,560
Average Gross Loans	419,804,332	401,228,249
Annualized Yield	4.56%	4.99%

The decrease in interest rates in the three months ended March 31, 2016, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$415,331,361	$430,267,746	$(14,936,385)	-3.47%
Allowance for Loan Losses	5,008,742	6,473,703	(1,464,961)	-22.63%
Nonaccrual Loans	12,912,358	14,422,613	(1,510,255)	-10.47%
Ratios:
Allowance for loan losses to gross loans	1.21%	1.50%
Net loans charged off to allowance for loan losses	30.46%	9.66%

The provision for loan losses for the three months ended March 31, 2016, was $60,498, a decrease of $123,678 from the $184,176 provision for the same period in 2015. The change in The Corporation’s loan loss provisions for the three months is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended March 31, 2016, net loan losses charged to the allowance for loan losses totaled $1,525,459, an increase of $1,424,779 from the $100,680 charged off in the same period in 2015. The net loan losses for the period ended March 31, 2016 contained a $1,523,401 loss on a single, long-term commercial real estate loan that the Corporation had previously provided for a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2016 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2016 was $1,815,688, an increase of $63,943, or 3.7%, from the same period in 2015. Service charges on deposit accounts was $886,804 in the three months ended March 31, 2016, compared to $886,784 for the same period in 2015. Other service charges and fees increased by $54,569, or 10.3%, to $586,422 in the three months ended March 31, 2016, compared to $531,853 for the same period in 2015. Other income increased $9,354, or 2.8% to $342,462 in the three months ended March 31, 2016, compared to $333,108 for the same period of 2015.

The following is a detail of the other major income classifications that are included in Other Income on the income statement:

	Three months
	Ended March 31,
Other Income	2016	2015
BOLI Insurance	$136,000	$144,000
Mortgage Loan Origination Income	99,816	104,154
Other Income	106,646	84,954

Total Other Income	$342,462	$333,108

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2016 and 2015 were $6,644,315 and $6,486,974, respectively, an increase of $157,341, or 2.4%. Salaries and benefits increased slightly to $3,402,318 for the three months ended March 31, 2016, from $3,355,303 for the same period in 2015. Occupancy expense increased by $29,710, or 2.3%, to $1,329,204 for the three months ended March 31, 2016, compared to $1,299,494 for the same period of 2015. Other operating expenses increased by $80,616 to $1,912,793 for the three months ended March 31, 2016, compared to $1,832,177 for the same period of 2015. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
Other Operating Expense	2016	2015
Advertising	252,562	209,423
Office Supplies	157,783	158,251
Legal and Audit Fees	112,897	199,887
Telephone expense	100,715	106,431
Postage and Freight	130,506	114,248
Loan Collection Expense	44,710	47,327
Other Losses	166,729	165,254
Regulatory and related expense	209,321	188,180
Debit Card/ATM expense	88,520	78,842
Travel and Convention	76,521	65,693
Other expenses	572,529	498,641

Total Other Expense	$1,912,793	$1,832,177

The Corporation’s efficiency ratio for the three months ended March 31, 2016, was 74.89% compared to the 72.51% for the same period in 2015. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cash and Due From Banks	$26,580,832	$14,947,690	$11,633,142	77.83%
Interest Bearing deposits with Other Banks	885,772	42,267,777	(41,382,005)	-97.90%
Investment Securities	501,161,289	428,307,807	72,853,482	17.01%
Loans, net	409,467,272	423,108,391	(13,641,119)	-3.22%
Premises and Equipment	18,444,639	18,655,691	(211,052)	-1.13%
Total Assets	1,002,290,690	973,504,542	28,786,148	2.96%
Total Deposits	790,290,405	753,404,788	36,885,617	4.90%
Total Stockholders’ Equity	88,501,563	86,425,336	2,076,227	2.40%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2016 was $26,580,832, which was an increase of $11,633,142 from the balance of $14,947,690 at December 31, 2015. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of the month ending cash letter.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Investments securities portfolio at March 31, 2016, increased by $72,853,482, or 17.0%, to $501,161,289 from $428,307,807 at December 31, 2015. This increase is due to additional purchases of mortgage backed securities, which was partially funded by decreasing the balances at correspondent banks and by changes in the market value of the securities portfolio.

LOANS

The Corporation’s loan balance decreased by $13,641,119 during the three months ended March 31, 2016, to $409,467,272 from $423,108,391 at December 31, 2015. Loan demand, especially in business loan and consumer loan categories, weakened and competition for available loans continued to be strong during the three months ended March 31, 2016. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2016, the Corporation’s premises and equipment decreased by $211,052, or 1.1%, to $18,444,639 when compared to $18,655,691 at December 31, 2015. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$151,934,846	$148,724,257	$3,210,589	2.16%
Interest-Bearing Deposits	362,386,736	323,381,170	39,005,566	12.06%
Savings Deposits	72,461,071	70,534,886	1,926,185	2.73%
Certificates of Deposit	203,507,752	210,764,475	(7,256,723)	-3.44%

Total deposits	$790,290,405	$753,404,788	$36,885,617	4.90%

Interest-bearing and noninterest-bearing deposits and savings increased while certificates of deposit decreased during the three months ended March 31, 2016. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2016, the Corporation had approximately $5.0 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending laws as well as the rules and regulations promulgated by the FDIC, FRB, Securities and Exchange Commission and the NASDAQ stock market. Failure to comply with applicable regulations could result in financial or operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and/or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the

Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

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

Accounting Estimate Risks

The preparation of the Corporation’s consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. The Corporation’s most critical estimate is the level of the allowance for credit losses. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, the Corporation may significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the provided allowance, or the Corporation may make some other adjustment that will differ materially from the estimates that the Corporation previously made.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, which the Corporation filed with the SEC on March 15, 2016. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K, the Corporation’s quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2015.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: May 6, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).