Form 10-Q
period 2016-06-30
CITIZENS HOLDING CO /MS/
filed 2016-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2016:

Title	Outstanding
Common Stock, $0.20 par value	4,875,079

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$24,334,437	$14,947,690
Interest bearing deposits with other banks	17,457,142	42,267,777
Investment securities held to maturity, at amortized cost	78,122,952	161,043,404
Investment securities available for sale, at fair value	435,785,417	267,264,403
Loans, net of allowance for loan losses of $4,808,995 in 2016 and $6,473,703 in 2015	397,558,888	423,108,391
Premises and equipment, net	18,302,910	18,655,691
Other real estate owned, net	3,204,602	3,572,744
Accrued interest receivable	4,100,144	3,928,106
Cash surrender value of life insurance	23,504,500	23,133,644
Deferred tax assets, net	5,421,582	9,165,417
Other assets	6,792,506	6,417,275

TOTAL ASSETS	$1,014,585,080	$973,504,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$150,964,393	$148,724,257
Interest-bearing NOW and money market accounts	353,081,295	323,381,170
Savings deposits	73,099,371	70,534,886
Certificates of deposit	202,513,541	210,764,475

Total deposits	779,658,600	753,404,788
Securities sold under agreement to repurchase	112,829,476	104,298,182
Federal Funds Purchased	—	—
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	186,014	179,995
Deferred compensation payable	7,960,599	7,718,624
Other liabilities	1,065,531	1,477,617

Total liabilities	921,700,220	887,079,206
SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,884,079 shares issued and outstanding at June 30, 2016 and 4,875,079 shares issued and outstanding at December 31, 2015	975,016	975,016
Additional paid-in capital	3,723,042	3,617,279
Retained earnings	89,912,266	88,949,360
Accumulated other comprehensive loss, net of tax benefit of $1,026,473 in 2016 and $4,233,473 in 2015	(1,725,464)	(7,116,319)

Total shareholders’ equity	92,884,860	86,425,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,014,585,080	$973,504,542

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$4,734,009	$4,988,452	$9,518,514	$9,996,012
Investment securities	2,851,856	2,690,622	5,567,586	5,359,094
Other interest	39,469	17,245	118,968	47,284

Total interest income	7,625,334	7,696,319	15,205,068	15,402,390
INTEREST EXPENSE
Deposits	450,400	449,772	918,858	881,925
Other borrowed funds	304,677	285,902	605,279	604,933

Total interest expense	755,077	735,674	1,524,137	1,486,858

NET INTEREST INCOME	6,870,257	6,960,645	13,680,931	13,915,532
PROVISION FOR LOAN LOSSES	(147,048)	81,818	(86,550)	265,994

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,017,305	6,878,827	13,767,481	13,649,538
OTHER INCOME
Service charges on deposit accounts	898,500	954,093	1,785,304	1,840,877
Other service charges and fees	607,075	563,161	1,193,497	1,095,014
Other operating income	402,564	334,597	745,026	667,705

Total other income	1,908,139	1,851,851	3,723,827	3,603,596

OTHER EXPENSES
Salaries and employee benefits	3,478,227	3,341,381	6,880,545	6,696,684
Occupancy expense	1,208,043	1,296,765	2,537,247	2,596,259
Other operating expense	1,969,199	1,683,004	3,881,992	3,515,181

Total other expenses	6,655,469	6,321,150	13,299,784	12,808,124

INCOME BEFORE PROVISION FOR INCOME TAXES	2,269,975	2,409,528	4,191,524	4,445,010
PROVISION FOR INCOME TAXES	490,972	580,941	886,351	1,022,877

NET INCOME	$1,779,003	$1,828,587	$3,305,173	$3,422,133

NET INCOME PER SHARE -Basic	$0.36	$0.37	$0.68	$0.70

-Diluted	$0.36	$0.37	$0.68	$0.70

DIVIDENDS PAID PER SHARE	$0.24	$0.23	$0.48	$0.46

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net income	$1,779,003	$1,828,587	$3,305,173	$3,422,133
Other comprehensive income
Securities available-for-sale
Unrealized holding gains	1,582,722	2,054,039	3,438,926	3,008,075
Income tax effect	(590,356)	(766,156)	(1,282,720)	(1,122,012)

	992,366	1,287,883	2,156,206	1,886,063
Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	4,290,703	529,915	5,121,791	1,473,944
Income tax effect	(1,600,432)	(197,660)	(1,910,428)	(549,782)

	2,690,271	332,255	3,211,363	924,162
Rclassification adjustment for gains included in net income	37,138	—	37,138	—
Income tax effect	(13,852)	—	(13,852)	—

	23,286	—	23,286	—

Total other comprehensive income	3,705,923	1,620,138	5,390,855	2,810,225

Comprehensive income	$5,484,926	$3,448,725	$8,696,028	$6,232,358

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,616,338	$4,796,043
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	78,985,873	20,373,502
Proceeds from maturities and calls of securities held to maturity	83,610,623	10,000,000
Purchases of investment securities available for sale	(245,686,783)	(76,439,560)
Proceeds from sales of investment securities available for sale	764,023	—
Purchases of bank premises and equipment	(135,472)	(46,843)
Decrease in interest bearing deposits with other banks	24,810,635	50,397,309
Proceeds from sale of other real estate	523,593	1,001,949
Purchase of Federal Home Loan Bank Stock	(3,600)	—
Redemption of Federal Home Loan Bank Stock	—	150,700
Net decrease (increase) in loans	25,458,678	(17,088,940)

Net cash used by investing activities	(31,672,430)	(11,651,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,253,812	25,044,331
Net change in securities sold under agreement to repurchase	8,531,294	(19,463,928)
Repurchase of stock	—	(70,122)
Exercise of stock options	—	27,000
Excess tax benefits on stock options exercised	—	1,001
Payment of dividends	(2,342,267)	(2,245,450)

Net cash provided by (used by) financing activities	32,442,839	3,292,832

Net increase (decrease) in cash and due from banks	9,386,747	(3,563,008)
Cash and due from banks, beginning of period	14,947,690	22,405,730

Cash and due from banks, end of period	$24,334,437	$18,842,722

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2016

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2016, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $40,135,208 compared to an aggregate unused balance of $44,358,972 at December 31, 2015. There was $2,952,480 of letters of credit outstanding at June 30, 2016 and $2,860,480 at December 31, 2015. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	4,880,568	4,877,614	4,877,824	4,873,097
Dilutive effect of granted options	5,383	1,170	7,398	907

Diluted weighted average shares outstanding	4,885,951	4,878,784	4,885,222	4,874,004

Net income	$1,779,003	$1,828,587	$3,305,173	$3,422,133
Net income per share-basic	$0.36	$0.37	$0.68	$0.70
Net income per share-diluted	$0.36	$0.37	$0.68	$0.70

Note 4. Equity Compensation Plans

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

Prior to the adoption of the 2013 Plan, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees, both of which are currently expired.

This table is a summary of the stock option activity for the six months ended June 30, 2016.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at December 31, 2015	87,000	$21.35	23,000	$23.46	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(9,000)	23.70	(23,000)	23.46	—	—

Outstanding at June 30, 2016	78,000	$21.08	—	$—	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at June 30, 2016, was $118,125, the intrinsic value of options previously granted under the Employees’ Plan at June 30, 2016, was $0, and since there were no options granted under the 2013 Plan during the six-month period ending June 30, 2016, the intrinsic value for the 2013 Plan is $0, for an aggregate intrinsic value at June 30, 2016, of $118,125.

During the quarter ended June 30, 2016, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 27, 2017 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $161,325 and will be recognized over the one-year vesting period at a cost of $13,444 per month less deferred taxes of $5,016 per month. Also during the quarter ended June 30, 2016, there were 1,500 shares of restricted stock that vested pursuant to an incentive plan for senior management. The Corporation recognized $31,725 in expense in the second quarter for the vesting of this restricted stock.

Note 5. Income Taxes

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2016, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2016 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

The Corporation files a consolidated United States federal income tax return. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax years after 2013. The Corporation’s consolidated state income tax returns are also open to audit under the statute of limitations for the same period.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
June 30, 2016	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$195,734,684	$575,801	$477,018	$195,833,467
Mortgage backed securities	104,737,622	793,179	240,982	105,289,819
State, County, Municipals	128,982,373	3,395,113	660,047	131,717,439
Other investments	2,899,027	45,665	—	2,944,692

Total	$432,353,706	$4,809,758	$1,378,047	$435,785,417

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$83,826,411	$1,100	$1,577,145	$82,250,366
Mortgage backed securities	92,602,875	467,693	1,348,603	91,721,965
State, County, Municipals	87,948,336	2,609,469	181,442	90,376,363
Other investments	2,931,134	—	15,425	2,915,709

Total	$267,308,756	$3,078,262	$3,122,615	$267,264,403

During the six months ended June 30, 2016, the Corporation increased the investment in available-for -sale securities and decreased the investment in held-to-maturity securities as they were called or matured.

During the quarter ended June 30, 2014, the Corporation transferred securities with an amortized cost of $222,322,423 from available-for-sale to held-to-maturity. This transfer was completed after consideration of the Corporation’s ability and intent to hold these securities to maturity.

The fair value of the securities transferred as of the date of transfer was $205,260,985 with a net unrealized loss of $17,061,438. In accordance with ASC 320-10-35-16, the discount on each security that resulted from this transfer is amortized over the remaining lives of the individual securities. Any unrealized holding losses on the date of the transfer are not recognized in net income but remain in accumulated other comprehensive loss. In accordance with ASC 320-10-15-10d, the unrealized loss amounts in accumulated other comprehensive loss are amortized simultaneously against interest income as the discount is accreted on the transferred securities. There is no effect on net income as the discount accretion offsets the accumulated other comprehensive loss amortization. The unamortized unrealized loss, before deferred taxes, was $6,183,648 and $11,305,438 at June 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$78,122,952	$6,243,134	$—	$84,366,086

Total	$78,122,952	$6,243,134	$—	$84,366,086

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$161,043,404	$8,002,431	$—	$169,045,835

Total	$161,043,404	$8,002,431	$—	$169,045,835

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$16,532,600	$16,626,331	$3,008,448	$3,028,887
Due after one year through five years	13,812,257	14,297,829	13,587,885	13,985,525
Due after five years through ten years	126,254,143	127,217,821	80,749,532	80,346,720
Due after ten years	275,754,706	277,643,436	169,962,891	169,903,271

Total	$432,353,706	$435,785,417	$267,308,756	$267,264,403

Held-to-maturity
Due in one year or less	$27,930,372	$29,374,486	$—	$—
Due after five years through ten years	9,293,017	10,001,900	37,052,187	38,528,059
Due after ten years	40,899,563	44,989,700	123,991,217	130,517,776

Total	$78,122,952	$84,366,086	$161,043,404	$169,045,835

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2016 and December 31, 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2016	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U. S. government agencies	$90,372	$453	$9,062	$24	$99,434	$477
Mortgage backed securities	34,078	99	29,051	142	63,129	241
State, County, Municipal	36,802	633	3,959	27	40,761	660

Total	$161,252	$1,185	$42,072	$193	$203,324	$1,378

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
Obligations of U. S. government agencies	$50,915	$716	$26,335	$861	$77,250	$1,577
Mortgage backed securities	83,001	1,349	—	—	83,001	1,349
State, County, Municipal	2,393	10	12,623	172	15,016	182
Other investments	—	—	2,916	15	2,916	15

Total	$136,309	$2,075	$41,874	$1,048	$178,183	$3,123

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification are other-than-temporarily impaired at June 30, 2016 or at December 31, 2015.

Note 7. Loans

The composition of net loans (in thousands) at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$31,344	$33,133
Farmland	20,408	23,293
1-4 Family Mortgages	101,852	104,046
Commercial Real Estate	176,028	180,691

Total Real Estate Loans	329,632	341,163
Business Loans:
Commercial and Industrial Loans	46,449	61,425
Farm Production and Other Farm Loans	956	1,055

Total Business Loans	47,405	62,480
Consumer Loans:
Credit Cards	1,069	1,061
Other Consumer Loans	25,048	25,564

Total Consumer Loans	26,117	26,625

Total Gross Loans	403,154	430,268
Unearned income	(786)	(686)
Allowance for loan losses	(4,809)	(6,474)

Loans, net	$397,559	$423,108

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$143	$75
Farmland	558	158
1-4 Family Mortgages	2,302	2,464
Commercial Real Estate	9,666	11,662

Total Real Estate Loans	12,669	14,359
Business Loans:
Commercial and Industrial Loans	90	28

Total Business Loans	90	28
Consumer Loans:
Other Consumer Loans	37	36

Total Consumer Loans	37	36

Total Non-Accrual Loans	$12,796	$14,423

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2016, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$42	$78	$120	$31,224	$31,344	$—
Farmland	231	419	650	19,758	20,408	—
1-4 Family Mortgages	4,484	823	5,307	96,545	101,852	—
Commercial Real Estate	1,606	4,584	6,190	169,838	176,028	—

Total Real Estate Loans	6,363	5,904	12,267	317,365	329,632	—
Business Loans:
Commercial and Industrial Loans	159	79	238	46,211	46,449	—
Farm Production and Other Farm Loans	34	—	34	922	956	—

Total Business Loans	193	79	272	47,133	47,405	—
Consumer Loans:
Credit Cards	15	—	15	1,054	1,069	—
Other Consumer Loans	793	—	793	24,255	25,048	16

Total Consumer Loans	808	—	808	25,309	26,117	16

Total Loans	$7,364	$5,983	$13,347	$389,807	$403,154	$16

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$1,126	$21	$1,147	$31,986	$33,133	$21
Farmland	947	4	951	22,342	23,293	4
1-4 Family Mortgages	5,131	573	5,704	98,342	104,046	—
Commercial Real Estate	4,015	6,748	10,763	169,928	180,691	—

Total Real Estate Loans	11,219	7,346	18,565	322,598	341,163	25

Business Loans:
Commercial and Industrial Loans	245	12	257	61,168	61,425	12
Farm Production and other Farm Loans	12	—	12	1,043	1,055	—

Total Business Loans	257	12	269	62,211	62,480	12

Consumer Loans:
Credit Cards	12	9	21	1,040	1,061	9
Other Consumer Loans	1,017	30	1,047	24,517	25,564	30

Total Consumer Loans	1,029	39	1,068	25,557	26,625	39

Total Loans	$12,505	$7,397	$19,902	$410,366	$430,268	$76

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

Impaired loans (in thousands) as of June 30, 2016, segregated by class, are as follows:

June 30, 2016	Unpaid Principal	Recorded Investment With No	Recorded Investment With	Total Recorded	Related	Average Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1-4 Family Mortgages	2,901	—	2,901	2,901	419	2,564
Commercial Real Estate	9,089	—	9,089	9,089	1,156	8,994

Total Real Estate Loans	11,990	—	11,990	11,990	1,575	11,558
Business Loans:
Commercial and Industrial Loans	—	—	—	—	—	—

Total Business Loans	—	—	—	—	—	—
Consumer Loans:
Other Consumer Loans	—	—	—	—	—	—

Total Consumer Loans	—	—	—	—	—	—

Total Loans	$11,990	$—	$11,990	$11,990	$1,575	$11,558

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

Impaired loans (in thousands) as of December 31, 2015, segregated by class, are as follows:

December 31, 2015	Unpaid Principal	Recorded Investment With No	Recorded Investment With	Total Recorded	Related	Average Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$75	$—	$75	$75	$75	$85
Farmland	679	69	610	679	54	739
1-4 Family Mortgages	3,103	1,754	1,349	3,103	183	2,829
Commercial Real Estate	11,662	1,409	10,253	11,662	2,685	10,552

Total Real Estate Loans	15,519	3,232	12,287	15,519	2,997	14,205

Business Loans:
Commercial and Industrial Loans	28	28	—	28	—	49

Total Business Loans	28	28	—	28	—	49

Consumer Loans:
Other Consumer Loans	36	36	—	36	—	78

Total Consumer Loans	36	36	—	36	—	78

Total Loans	$15,583	$3,296	$12,287	$15,583	$2,997	$14,332

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

June 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Commercial real estate	3	$4,871	$3,537

Total	3	$4,871	$3,537

December 31, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Commercial real estate	3	$4,871	$3,858

Total	3	$4,871	$3,858

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	3	$3,858
Reductions due to:
Principal paydowns		(321)

Total at June 30, 2016	3	$3,537

The allocated allowance for loan losses attributable to restructured loans was $174,274 at June 30, 2016 and December 31, 2015. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of June 30, 2016.

The Corporation utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2016.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2016:

Grades	Satisfactory 1, 2, 3, 4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$30,275	$194	$875	$—	$—	$31,344
Farmland	18,238	851	1,319	—	—	20,408
1-4 Family Mortgages	86,997	3,515	11,340	—	—	101,852
Commercial Real Estate	156,586	8,551	10,891	—	—	176,028

Total Real Estate Loans	293,096	13,111	24,425	—	—	329,632
Business Loans:
Commercial and Industrial Loans	45,749	493	207	—	—	46,449
Farm Production and Other Farm Loans	956	—	—	—	—	956

Total Business Loans	46,705	493	207	—	—	47,405
Consumer Loans:
Credit Cards	1,064	—	5	—	—	1,069
Other Consumer Loans	24,819	71	154	4	—	25,048

Total Consumer Loans	25,883	71	159	4	—	26,117

Total Loans	$364,684	$13,675	$24,791	$4	$—	$403,154

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2015:

Grades	Satisfactory 1, 2, 3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$31,889	$202	$1,042	$—	$—	$33,133
Farmland	21,084	989	1,220	—	—	23,293
1-4 Family Mortgages	88,425	4,874	10,747	—	—	104,046
Commercial Real Estate	155,898	12,286	12,507	—	—	180,691

Total Real Estate Loans	297,296	18,351	25,516	—	—	341,163

Business Loans:
Commercial and Industrial Loans	60,918	377	130	—	—	61,425
Farm Production and other Farm Loans	1,055	—	—	—	—	1,055

Total Business Loans	61,973	377	130	—	—	62,480

Consumer Loans:
Credit Cards	1,052	—	9	—	—	1,061
Other Consumer Loans	24,666	111	777	7	3	25,564

Total Consumer Loans	25,718	111	786	7	3	26,625

Total Loans	$384,987	$18,839	$26,432	$7	$3	$430,268

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016:

	Real	Business
June 30, 2016	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
Provision for possible loan losses	56,753	(149,791)	6,488	(86,550)
Chargeoffs	1,630,226	80	29,639	1,659,945
Recoveries	21,844	9,685	50,258	81,787

Net Chargeoffs	1,608,382	(9,605)	(20,619)	1,578,158

Ending Balance	$3,687,266	$503,062	$618,667	$4,808,995

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,575,222	$—	$—	$1,575,222
Loans collectively evaluated for impairment	2,112,044	503,062	618,667	3,233,773

Ending Balance, June 30, 2016	$3,867,266	$503,062	$618,667	$4,808,995

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015:

	Real	Business
June 30, 2015	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326
Provision for possible loan losses	149,095	23,189	93,710	265,994
Chargeoffs	125,374	—	93,915	219,289
Recoveries	42,758	7,658	53,467	103,883

Net Chargeoffs	82,616	(7,658)	40,448	115,406

Ending Balance, June 30, 2015	$5,268,630	$904,662	$519,622	$6,692,914

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,381,267	$25,000	$—	$2,406,267
Loans collectively evaluated for impairment	2,887,363	879,662	519,622	4,286,647

Ending Balance, June 30, 2015	$5,268,630	$904,662	$519,622	$6,692,914

The Corporation’s recorded investment in loans as of June 30, 2016 and December 31, 2015 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
June 30, 2016	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,990	$—	$—	$11,990
Loans collectively evaluated for general impairment	317,642	47,405	26,117	391,164

	$329,632	$47,405	$26,117	$403,154

	Real	Business
December 31, 2015	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$15,519	$28	$36	$15,583
Loans collectively evaluated for general impairment	325,644	62,452	26,589	414,685

	$341,163	$62,480	$26,625	$430,268

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

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices in active markets for similar assets and liabilities included in Level 1 that are observable for the asset or liability either directly or indirectly; or

Level 3	Unobservable inputs for an asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$195,833,467	$—	$195,833,467
Mortgage-backed securities	—	105,289,817	—	105,289,817
State, county and municipal obligations	—	131,717,440	—	131,717,440
Other investments	—	—	2,944,693	2,944,693

Total	$—	$432,840,724	$2,944,693	$435,785,417

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U. S. Government Agencies	$—	$82,250,366	$—	$82,250,366
Mortgage-backed securities	—	91,721,965	—	91,721,965
State, county and municipal obligations	—	90,376,363	—	90,376,363
Other investments	—	—	2,915,709	2,915,709

Total	$—	$264,348,694	$2,915,709	$267,264,403

The following table reports the activity for 2016 in assets measured at fair value on a recurring basis using significant unobservable inputs.

Fair Value Measurements Using:
Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2016	$2,915,709
Principal payments received	(32,107)
Unrealized gains included in other comprehensive income	61,091

Balance at June 30, 2016	$2,944,693

The Corporation recorded no gains or losses in earnings for the period that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2016 that were still held on the Corporation’s balance sheet at June 30, 2016, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$5,630,192	$5,630,192
Other real estate owned	—	—	76,875	76,875

Total	$—	$—	$5,707,067	$5,707,067

For assets measured at fair value on a nonrecurring basis during 2015 that were still held on the Corporation’s balance sheet at December 31, 2015, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$8,926,364	$8,926,364
Other real estate owned	—	—	538,262	538,262

Total	$—	$—	$9,464,626	$9,464,626

Impaired loans with a carrying value of $11,989,836 and $12,286,822 had an allocated allowance for loan losses of $1,575,222 and $2,996,708 at June 30, 2016 and December 31, 2015, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lien, sometimes referred to as other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2016, and recorded at fair value, less costs to sell, was $177,375, of which $0 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2015 and recorded at fair value, less costs to sell, was $869,564. There were no additional writedowns during 2015 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2016:

		Fair Value Measurements Using:
June 30, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$24,334,437	$24,334,437	$—	$—	$24,334,437
Interest bearing deposits with banks	17,457,142	17,457,142	—	—	17,457,142
Securities held-to-maturity	78,122,952		84,366,086		84,366,086
Securities available-for-sale	435,785,417	—	432,840,724	2,944,693	435,785,417
Net loans	397,558,888	—	—	399,100,065	399,100,065
Financial liabilities
Deposits	$779,658,600	$577,145,059	$—	$202,641,846	$779,786,905
Federal Home Loan Bank advances	20,000,000	—	—	20,532,937	20,532,937
Securities Sold under Agreement to Repurchase	112,829,476	112,829,476	—	—	112,829,476

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2015:

		Fair Value Measurements Using:
December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$14,947,690	$14,947,690	$—	$—	$14,947,690
Interest bearing deposits with banks	42,267,777	42,267,777	—	—	42,267,777
Securities available-for-sale	267,264,403	—	264,348,694	2,915,709	267,264,403
Securities held-to-maturity	161,043,404	—	169,045,835	—	169,045,835
Net loans	423,108,391	—	—	425,096,569	425,096,569
Financial liabilities
Deposits	$753,404,788	$542,640,313	$—	$210,890,430	$753,530,743
Federal Home Loan Bank advances	20,000,000	—	—	20,534,935	20,534,935
Securities Sold under Agreement to Repurchase	104,298,182	104,298,182	—	—	104,298,182

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

Securities Held-to-Maturity

Securities held-to-maturity consist of debt securities such as obligations of states and other political subdivisions. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.

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

Net Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans, including impaired loans, (i.e., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Note 9. Recent Accounting Pronouncements

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

CITIZENS HOLDING COMPANY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (the “Quarterly Report”) contains statements that constitute forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Quarterly Report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this Quarterly Report. The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s business include, but are not limited to, the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation through increased operating expenses; (c) increased competition from other financial institutions; (d) the impact of technological advances; (e) expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions; (f) changes in asset quality and loan demand; (g) expectations about overall economic strength and the performance of the economies in the Corporation’s market area; and (h) other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission. The Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date of this Quarterly Report, or if earlier, the date on which such statements were made.

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

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2016, was 40.27% and at December 31, 2015, was 32.73%. The increase was due to an increase in short term marketable assets at June 30, 2016. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $779,658,600 at June 30, 2016, and $753,404,788 at December 31, 2015. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $435,785,417 invested in available-for-sale investment securities at June 30, 2016, and $267,264,403 at December 31, 2015. The Corporation also had $17,457,142 in interest bearing deposits at other banks at June 30, 2016 and $42,267,777 at December 31, 2015. The decrease in interest bearing deposits was the result of funds being invested in longer term investments, including certain mortgage backed products, which are expected to produce more interest income. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both June 30, 2016 and December 31, 2015. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2016, the Corporation had unused and available $135,768,288 of its line of credit with the FHLB and at December 31, 2015, the Corporation had unused and available $146,840,812 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2015 to June 30, 2016, was the result of a decrease in the amount of loans eligible for the collateral pool securing the credit line with the FHLB. The Corporation had no federal funds purchased as of both June 30, 2016 and December 31, 2015. The Corporation purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $92,884,860 at June 30, 2016, as compared to $86,425,336 at December 31, 2015. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $2,342,267, or $0.48 per share, during the six-month period ended June 30, 2016.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2016, the Corporation meets all capital adequacy requirements to which it is subject.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Citizens Holding Company
Tier 1 leverage ratio	$91,461	9.23%	$49,562	5.00%	$39,650	4.00%
Common Equity tier 1 capital ratio	91,461	9.23%	64,430	6.50%	44,606	4.50%
Tier 1 risk-based capital ratio	91,461	17.45%	41,942	8.00%	31,457	6.00%
Total risk-based capital ratio	96,270	18.36%	52,428	10.00%	41,942	8.00%
December 31, 2015
Citizens Holding Company
Tier 1 leverage ratio	$90,392	9.26%	$48,822	5.00%	$39,058	4.00%
Common Equity tier 1 capital ratio	90,392	9.26%	63,469	6.50%	43,940	4.50%
Tier 1 risk-based capital ratio	90,392	16.37%	44,175	8.00%	33,131	6.00%
Total risk-based capital ratio	96,866	17.54%	55,219	10.00%	44,175	8.00%

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

Beginning January 1, 2015, the Corporation and the Bank were required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased-in:

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

Management believes that, as of June 30, 2016, the Corporation and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest Income, including fees	$7,625,334	$7,696,319	$15,205,068	$15,402,390
Interest Expense	755,077	735,674	1,524,137	1,486,858

Net Interest Income	6,870,257	6,960,645	13,680,931	13,915,532
Provision for Loan Losses	(147,048)	81,818	(86,550)	265,994

Net Interest Income after
Provision for Loan Losses	7,017,305	6,878,827	13,767,481	13,649,538
Other Income	1,908,139	1,851,851	3,723,827	3,603,596
Other Expense	6,655,469	6,321,150	13,299,784	12,808,124

Income Before Provision For
Income Taxes	2,269,975	2,409,528	4,191,524	4,445,010
Provision for Income Taxes	490,972	580,941	886,351	1,022,877

Net Income	$1,779,003	$1,828,587	$3,305,173	$3,422,133

Net Income Per share—Basic	$0.36	$0.37	$0.68	$0.70

Net Income Per Share-Diluted	$0.36	$0.37	$0.68	$0.70

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 7.55% for the three months ended June 30, 2016, and 8.71% for the corresponding period in 2015. For the six months ended June 30, 2016, ROE was 7.28% compared to 8.20% for the six months ended June 30, 2015. In both instances, the decrease in ROE was caused by the increase in equity balances for both periods.

The book value per share increased to $19.05 at June 30, 2016, compared to $17.73 at December 31, 2015. The increase in book value per share reflects the amount of earnings in excess of dividends and a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the six months ended June, 2016, were $988,755,801 compared to $945,269,885 for the year ended December 31, 2015.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.12% for the quarter ended June 30, 2016 compared to 3.39% for the corresponding period of 2015. For the six months ended June 30, 2016, annualized net interest margin was 3.12% compared to 3.41% for the six months ended June 30, 2015. The decrease in net interest margin for both periods ended June 30, 2016, when compared to the same periods in 2015, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $916,422,553 for the three months ended June 30, 2016. This represents an increase of $69,339,484, or 8.2%, over average earning assets of $847,083,069 for the three months ended June 30, 2015. The increase in average earning assets for the three months ended June 30, 2016, is the result of an increase in investment securities.

Interest bearing deposits averaged $624,538,992 for the three months ended June 30, 2016. This represents an increase of $43,798,742, or 7.5%, from the average of interest bearing deposits of $580,740,250 for the three months ended June 30, 2015. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $124,862,780 for the three months ended June 30, 2016. This represents an increase of $9,684,666, or 8.4%, over the other borrowed funds of $115,178,114 for the three months ended June 30, 2015. This increase in other borrowed funds was due to a $9,695,701 increase in the securities sold under agreements to repurchase, a $13,233 decrease in the Agribusiness Enterprise Loan Liability and offset by a $2,198 increase in Federal Funds Purchased for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015.

Interest bearing deposits averaged $621,412,181 for the six months ended June 30, 2016. This represents an increase of $50,862,721, or 8.9%, from the average of interest bearing deposits of $570,549,460 for the six months ended June 30, 2015. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts, partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $123,788,429 for the six months ended June 30, 2016. This represents a decrease of $1,283,778, or 1.0%, over the other borrowed funds of $125,072,207 for the six months ended June 30, 2015. This decrease in other borrowed funds was due to a $1,273,908 decrease in the securities sold under agreements to repurchase, a $14,113 decrease in the Agribusiness Enterprise Loan Liability and offset by a $4,243 increase in Federal Funds Purchased for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015.

Net interest income was $6,870,257 for the three months ended June 30, 2016, a decrease of $90,388 from $6,960,645 for the three months ended June 30, 2015, primarily due to a decrease in interest rates partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended June 30, 2016, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2015. The yield on all interest bearing assets decreased 29 basis points to 3.44% in the three months ended June 30, 2016 from 3.73% for the same period in 2015. At the same time, the rate paid on all interest bearing liabilities for the three months ended June 30, 2016 dropped 3 basis points to 0.40% from 0.43% in the same period in 2015. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest and Fees	$4,734,009	$4,988,452	$9,518,514	$9,996,012
Average Gross Loans	408,891,725	406,060,056	414,348,029	403,657,500
Annualized Yield	4.63%	4.91%	4.59%	4.95%

The decrease in interest rates in the three and six months ended June 30, 2016, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The Corporation maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which management determines require further monitoring and supervision, are segregated and reviewed on a regular basis. Significant problem loans are reviewed monthly by the Corporation’s management and Board of Directors.

The Corporation charges off that portion of any loan that the Corporation’s management and Board of Directors has determined to be a loss. A loan is generally considered by management to represent a loss, in whole or in part, when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan that is declared a loss is charged against the Corporation’s allowance for loan losses.

The Corporation’s allowance for loan losses is designed to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The Board of Directors determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Corporation’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Corporation’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Corporation will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$403,153,556	$430,267,746	$(27,114,190)	-6.30%
Allowance for Loan Losses	4,808,995	6,473,703	(1,664,708)	-25.71%
Nonaccrual Loans	12,796,359	14,422,613	(1,626,254)	-11.28%
Ratios:
Allowance for loan losses to gross loans	1.19%	1.50%
Net loans charged off to allowance for loan losses	32.82%	9.66%

The provision for loan losses for the three months ended June 30, 2016, was a negative $147,048, a decrease of $228,866 from the $81,818 provision for the same period in 2015. The provision for loan losses for the six months ended June 30, 2016, was a negative $86,550, a decrease of $352,544 from the $265,994 provision for the same period in 2015. The change in The Corporation’s loan loss provisions for the three and six months ended June 30, 2016 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended June 30, 2016, net loan losses charged to the allowance for loan losses totaled $52,699, an increase of $37,973 from the $14,726 charged off in the same period in 2015. For the six months ended June 30, 2016, net loan losses charged to the allowance for loan losses totaled $1,578,158, an increase of $1,462,752 from the $115,406 charged off in the same period in 2015. The net loan losses for the six-month period ended June 30, 2016 contained a $1,523,401 loss on a single, long-term commercial real estate loan that the Corporation had previously provided for a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2016 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2016 was $1,908,139, an increase of $56,288, or 3.0%, from $1,851,851 the same period in 2015. Service charges on deposit accounts were $898,500 in the three months ended June 30, 2016, compared to $954,093 for the same period in 2015. Other service charges and fees increased by $43,914, or 7.8%, to $607,075 in the three months ended June 30, 2016, compared to $563,161 for the same period in 2015. Other operating income not derived from service charges or fees increased $67,967, or 20.3% to $402,564 in the three months ended June 30, 2016, compared to $334,597 for the same period of 2015.

Other income for the six months ended June 30, 2016 was $3,723,827, an increase of $120,231, or 3.3%, from $3,603,596 for the same period in 2015. Service charges on deposit accounts were $1,785,304 in the six months ended June 30, 2016, compared to $1,840,877 for the same period in 2015. Other service charges and fees increased by $98,483, or 9.0%, to $1,193,497 in the six months ended June 30, 2016, compared to $1,095,014 for the same period in 2015. Other operating income not derived from service charges or fees increased $77,321, or 11.6% to $745,026 in the six months ended June 30, 2016, compared to $667,705 for the same period of 2015.

The following is a detail of the other major income classifications that are included in other operation income on the income statement:

	Three months		Six months
	Ended June 30,		Ended June 30,
Other operating income	2016	2015	2016	2015
BOLI Insurance	$144,000	$144,000	$280,000	$288,000
Mortgage Loan Origination Income	142,813	78,234	242,629	182,388
Income from security sales, net	37,138	—	37,138	—
Other Income	78,613	112,363	185,259	197,317

Total Other Income	$402,564	$334,597	$745,026	$667,705

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2016 and 2015 were $6,655,469 and $6,321,150, respectively, an increase of $334,319, or 5.3%. Salaries and benefits increased to $3,478,227 for the three months ended June 30, 2016, from $3,341,381 for the same period in 2015. Occupancy expense decreased by $88,722, or 6.8%, to $1,208,043 for the three months ended June 30, 2016, compared to $1,296,765 for the same period of 2015. Other operating expenses increased by $286,195 to $1,969,199 for the three months ended June 30, 2016, compared to $1,683,004 for the same period of 2015. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the six months ended June 30, 2016 and 2015 were $13,299,784 and $12,808,124, respectively, an increase of $491,660, or 3.8% from 2015 to 2016. Salaries and benefits increased to $6,880,545 for the six months ended June 30, 2016, from $6,696,684 for the same period in 2015. Occupancy expense decreased by $59,012, or 2.3%, to $2,537,247 for the six months ended June 30, 2016, when compared to $2,596,259 for the same period in 2015. Other operating expenses increased by $366,811 to $3,881,992 for the six months ended June 30, 2016, when compared to $3,515,181 for the same period in 2015. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
Other Operating Expense	2016	2015	2016	2015
Advertising	183,820	179,984	436,382	389,407
Office Supplies	127,089	116,302	284,872	274,553
Legal and Audit Fees	114,280	14,173	227,177	214,060
Telephone expense	117,342	105,670	218,057	212,101
Postage and Freight	106,871	117,888	237,377	232,136
Loan Collection Expense	245,136	44,019	289,846	91,346
Other Losses	44,405	16,494	211,134	181,748
Regulatory and related expense	209,879	192,798	419,200	380,978
Debit Card/ATM expense	99,207	112,020	187,727	197,844
Travel and Convention	61,794	75,546	138,315	141,239
Other expenses	659,376	708,110	1,231,905	1,199,769

Total Other Expense	$1,969,199	$1,683,004	$3,881,992	$3,515,181

The Corporation’s efficiency ratio for the three months ended June 30, 2016, was 73.92% compared to the 69.80% for the same period in 2015. For the six months ended June 30, 2016 and 2015, the Corporation’s efficiency ratio was 74.40% and 71.15%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Cash and Due From Banks	$24,334,437	$14,947,690	$9,386,747	62.80%
Interest Bearing deposits with Other Banks	17,457,142	42,267,777	(24,810,635)	-58.70%
Investment Securities	513,908,369	428,307,807	85,600,562	19.99%
Loans, net	397,558,888	423,108,391	(25,549,503)	-6.04%
Premises and Equipment	18,302,910	18,655,691	(352,781)	-1.89%
Total Assets	1,014,585,080	973,504,542	41,080,538	4.22%
Total Deposits	779,658,600	753,404,788	26,253,812	3.48%
Total Shareholders’ Equity	92,884,860	86,425,336	6,459,524	7.47%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2016 was $24,334,437, which was an increase of $9,386,747 from the balance of $14,947,690 at December 31, 2015. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at June 30, 2016, increased by $85,600,562, or 20.0%, to $513,908,369 from $428,307,807 at December 31, 2015. This increase was due to additional purchases of mortgage backed securities, agency and state county and municipal securities, which was partially funded by decreasing the Corporation’s balances at correspondent banks and by changes in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $25,549,503 during the six months ended June 30, 2016, to $397,558,888 from $423,108,391 at December 31, 2015. Loan demand weakened, especially in business loan and consumer loan categories, and competition for available loans continued to be strong during the six months ended June 30, 2016. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the six months ended June 30, 2016, the Corporation’s premises and equipment decreased by $352,781, or 1.9%, to $18,302,910 from $18,655,691 at December 31, 2015. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2016	2015	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$150,964,393	$148,724,257	$2,240,136	1.51%
Interest-Bearing Deposits	353,081,295	323,381,170	29,700,125	9.18%
Savings Deposits	73,099,371	70,534,886	2,564,485	3.64%
Certificates of Deposit	202,513,541	210,764,475	(8,250,934)	-3.91%

Total deposits	$779,658,600	$753,404,788	$26,253,812	3.48%

Interest-bearing and noninterest-bearing deposits and savings increased while certificates of deposit decreased during the six months ended June 30, 2016. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

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

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service-oriented banking experience to individuals and businesses compared with what the Corporation believes is the more rigid and less friendly environment found in larger banks. This requires the Corporation to offer most, if not all, of the products and conveniences that are offered by the larger banks, but with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof, and execute on the strategy.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2016, the Corporation had approximately $4.8 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risk of abnormalities in the yield curve. The yield curve shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates, it is flat when short-term rates are equal, or nearly equal, to long-term rates, and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve has been positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is positively sloped.

Regulatory and Legal Risks

The Corporation operates in a heavily regulated industry and therefore is subject to many banking, deposit, and consumer lending laws as well as the rules and regulations promulgated by the FDIC, FRB, Securities and Exchange Commission and the NASDAQ stock market. Failure to comply with applicable regulations could result in financial or operational penalties. In addition, efforts to comply with applicable regulations may increase the Corporation’s costs and/or limit the Corporation’s ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which the Corporation, as a financial institution, may engage. In addition, the Corporation is subject to a wide array of other regulations that govern other aspects of how the Corporation conducts business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities occasionally consider changing these regulations or adopting new ones. Such actions could limit the amount of interest or fees the Corporation can charge, could restrict the

Corporation’s ability to collect loans or realize on collateral or could materially affect us in other ways. Additional federal and state consumer protection regulations could also expand the privacy protections afforded to customers of financial institutions, restricting the Corporation’s ability to share or receive customer information and increasing the Corporation’s costs. In addition, changes in accounting rules can significantly affect how the Corporation records and reports assets, liabilities, revenues, expenses and earnings.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, which the Corporation filed with the Securities and Exchange Commission on March 15, 2016. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, the Corporation’s quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2015.

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to
Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to
Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to
18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to
18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 302016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY
BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)
BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
DATE: August 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).