Form 10-Q
period 2016-09-30
CITIZENS HOLDING CO /MS/
filed 2016-11-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2016:

Title	Outstanding
Common Stock, $0.20 par value	4,875,079

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS

Cash and due from banks	$22,727,843	$14,947,690
Interest bearing deposits with other banks	79,169,722	42,267,777
Investment securities held to maturity, at amortized cost	—	161,043,404
Investment securities available for sale, at fair value	456,651,317	267,264,403
Loans, net of allowance for loan losses of $4,113,442 in 2016 and $6,473,703 in 2015	405,905,192	423,108,391
Premises and equipment, net	18,256,915	18,655,691
Other real estate owned, net	4,897,928	3,572,744
Accrued interest receivable	4,333,839	3,928,106
Cash surrender value of life insurance	23,658,376	23,133,644
Deferred tax assets, net	3,140,049	9,165,417
Other assets	6,385,016	6,417,275

TOTAL ASSETS	$1,025,126,197	$973,504,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$153,457,624	$148,724,257
Interest-bearing NOW and money market accounts	353,925,816	323,381,170
Savings deposits	73,122,905	70,534,886
Certificates of deposit	199,957,109	210,764,475

Total deposits	780,463,454	753,404,788

Securities sold under agreement to repurchase	118,054,055	104,298,182
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	167,601	179,995
Deferred compensation payable	8,085,306	7,718,624
Other liabilities	1,284,407	1,477,617

Total liabilities	928,054,823	887,079,206

SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,882,579 shares issued and outstanding at September 30, 2016 and 4,875,079 shares issued and outstanding at December 31, 2015	976,516	975,016
Additional paid-in capital	3,761,873	3,617,279
Retained earnings	90,492,527	88,949,360
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1,094,882) in 2016 and $4,233,473 in 2015	1,840,458	(7,116,319)

Total shareholders’ equity	97,071,374	86,425,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,025,126,197	$973,504,542

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$4,825,800	$5,037,766	$14,344,314	$15,033,778
Investment securities	2,719,014	2,736,657	8,286,600	8,095,751
Other interest	28,813	14,038	147,781	61,322

Total interest income	7,573,627	7,788,461	22,778,695	23,190,851

INTEREST EXPENSE
Deposits	447,554	468,565	1,366,412	1,350,490
Other borrowed funds	305,934	297,060	911,213	901,993

Total interest expense	753,488	765,625	2,277,625	2,252,483

NET INTEREST INCOME	6,820,139	7,022,836	20,501,070	20,938,368

PROVISION FOR LOAN LOSSES	184,018	141,704	97,468	407,698

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,636,121	6,881,132	20,403,602	20,530,670

OTHER INCOME
Service charges on deposit accounts	1,009,486	1,036,964	2,794,790	2,877,841
Other service charges and fees	658,644	626,283	1,852,141	1,721,297
Other operating income	411,528	354,366	1,156,554	1,022,071

Total other income	2,079,658	2,017,613	5,803,485	5,621,209

OTHER EXPENSES
Salaries and employee benefits	3,460,948	3,341,356	10,341,493	10,038,040
Occupancy expense	1,329,796	1,356,655	3,867,043	3,952,914
Other operating expense	1,766,669	1,776,868	5,648,661	5,292,049

Total other expenses	6,557,413	6,474,879	19,857,197	19,283,003

INCOME BEFORE PROVISION FOR INCOME TAXES	2,158,366	2,423,866	6,349,890	6,868,876

PROVISION FOR INCOME TAXES	406,076	587,405	1,292,427	1,610,282

NET INCOME	$1,752,290	$1,836,461	$5,057,463	$5,258,594

NET INCOME PER SHARE -Basic	$0.36	$0.38	$1.04	$1.08

-Diluted	$0.36	$0.38	$1.04	$1.08

DIVIDENDS PAID PER SHARE	$0.24	$0.23	$0.72	$0.69

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,752,290	$1,836,461	$5,057,463	$5,258,594

Other comprehensive income

Securities available-for-sale
Unrealized holding gains	(556,424)	2,226,566	2,882,502	(781,509)
Income tax effect	207,546	(830,509)	(1,075,174)	291,503

	(348,878)	1,396,057	1,807,328	(490,006)

Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	6,183,648	539,239	11,305,439	2,013,183
Income tax effect	(2,306,501)	(201,136)	(4,216,929)	(750,917)

	3,877,147	338,103	7,088,510	1,262,266

Reclassification adjustment for gains included in net income	60,053	13,699	97,191	13,699
Income tax effect	(22,400)	(5,110)	(36,252)	(5,110)

	37,653	8,589	60,939	8,589

Total other comprehensive income	3,565,922	1,742,749	8,956,777	780,849

Comprehensive income	$5,318,212	$3,579,210	$14,014,240	$6,039,443

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$18,157,449	$6,514,046

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	112,497,410	26,701,814
Proceeds from maturities and calls of securities held to maturity	161,829,797	10,000,000
Purchases of investment securities available for sale	(301,273,861)	(103,451,898)
Proceeds from sales of investment securities available for sale	764,023	5,754,991
Purchases of bank premises and equipment	(335,501)	(271,777)
(Increase) decrease in interest bearing deposits with other banks	(36,901,945)	60,406,710
Proceeds from sale of other real estate	790,032	1,102,141
Purchase of Federal Home Loan Bank Stock	(3,600)	—
Redemption of Federal Home Loan Bank Stock	—	150,700
Net decrease (increase) in loans	14,956,106	(41,787,893)

Net cash used by investing activities	(47,677,539)	(41,395,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,058,666	52,547,618
Net change in securities sold under agreement to repurchase	13,755,873	(24,856,601)
Increase in Federal Funds Purchased	—	8,600,000
Repurchase of stock	—	(123,292)
Exercise of stock options	—	27,000
Excess tax benefits on stock options exercised	—	1,001
Payment of dividends	(3,514,296)	(3,370,751)

Net cash provided by financing activities	37,300,243	32,824,975

Net increase (decrease) in cash and due from banks	7,780,153	(2,056,191)

Cash and due from banks, beginning of period	14,947,690	22,405,730

Cash and due from banks, end of period	$22,727,843	$20,349,539

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2016

(Unaudited)

Note 1.	Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2016, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $39,951,717 compared to an aggregate unused balance of $44,358,972 at December 31, 2015. There were $3,358,480 of letters of credit outstanding at September 30, 2016 and $2,860,480 at December 31, 2015. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	4,869,079	4,877,614	4,864,924	4,872,092
Dilutive effect of granted options	8,614	1,170	8,316	904

Diluted weighted average shares outstanding	4,877,693	4,878,784	4,873,240	4,872,996

Net income	$1,752,290	$1,836,461	$5,057,463	$5,258,594
Net income per share-basic	$0.36	$0.38	$1.04	$1.08
Net income per share-diluted	$0.36	$0.38	$1.04	$1.08

Note 4.	Equity Compensation Plans

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for all future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

Prior to the adoption of the 2013 Plan, the Corporation utilized two stock-based compensation plans, the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”) for directors, and the 1999 Employees’ Long-Term Incentive Plan (the “Employees’ Plan”) for employees, both of which have expired.

The following table is a summary of the stock option activity for the nine months ended September 30, 2016.

	Directors’ Plan		Employees’ Plan		2013 Plan
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at December 31, 2015	87,000	$21.35	23,000	$23.46	—	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(9,000)	23.70	(23,000)	23.46	—	—

Outstanding at September 30, 2016	78,000	$21.08	—	$—	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at September 30, 2016, was $203,175, the intrinsic value of options previously granted under the Employees’ Plan at September 30, 2016, was $0, and since there were no options granted under the 2013 Plan during the nine-month period ended September 30, 2016, the current intrinsic value for the 2013 Plan at September 30, 2016 is $0, for an aggregate intrinsic value at September 30, 2016, of $203,175.

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

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2016, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2016 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

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

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
September 30, 2016	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$169,085,427	$840,946	$139,652	$169,786,721
Mortgage backed securities	129,312,239	976,404	436,597	129,852,046
State, County, Municipals	152,433,503	3,076,906	1,438,818	154,071,591
Other investments	2,884,808	56,151	—	2,940,959

Total	$453,715,977	$4,950,407	$2,015,067	$456,651,317

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$83,826,411	$1,100	$1,577,145	$82,250,366
Mortgage backed securities	92,602,875	467,693	1,348,603	91,721,965
State, County, Municipals	87,948,336	2,609,469	181,442	90,376,363
Other investments	2,931,134	—	15,425	2,915,709

Total	$267,308,756	$3,078,262	$3,122,615	$267,264,403

During the nine months ended September 30, 2016 all of the securities that were classified as held-to-maturity were called or matured and the Corporation does not intend to purchase other securities to be classified as held-to-maturity at this time. This decision to not invest in securities classified held-to-maturity is the main reason for the increase in available-for-sale securities during the nine-month period ended September 30, 2016.

In conjunction with the call and maturity of all held-to-maturity securities, the remaining associated balance of unrealized losses in other comprehensive income was fully amortized in the third quarter of 2016.

At December 31, 2015, the amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses were as follows:

		Gross	Gross
December 31, 2015	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$161,043,404	$8,002,431	$—	$169,045,835

Total	$161,043,404	$8,002,431	$—	$169,045,835

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2016 and December 31, 2015 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$7,477,707	$7,546,148	$3,008,448	$3,028,887
Due after one year through five years	19,439,088	20,255,518	13,587,885	13,985,525
Due after five years through ten years	107,939,900	108,841,086	80,749,532	80,346,720
Due after ten years	318,859,282	320,008,565	169,962,891	169,903,271

Total	$453,715,977	$456,651,317	$267,308,756	$267,264,403

Held-to-maturity
Due in one year or less	$—	$—	$—	$—
Due after five years through ten years	—	—	37,052,187	38,528,059
Due after ten years	—	—	123,991,217	130,517,776

Total	$—	$—	$161,043,404	$169,045,835

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2016 and December 31, 2015.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

September 30, 2016	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$50,356	$80	$4,905	$60	$55,261	$140
Mortgage backed securities	30,835	291	27,143	145	57,978	436
State, County, Municipal	60,869	1,412	3,260	27	64,129	1,439

Total	$142,060	$1,783	$35,308	$232	$177,368	$2,015

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
Obligations of U.S. government agencies	$50,915	$716	$26,335	$861	$77,250	$1,577
Mortgage backed securities	83,001	1,349	—	—	83,001	1,349
State, County, Municipal	2,393	10	12,623	172	15,016	182
Other investments	—	—	2,916	15	2,916	15

Total	$136,309	$2,075	$41,874	$1,048	$178,183	$3,123

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at September 30, 2016 nor at December 31, 2015.

Note 7.	Loans

The composition of net loans (in thousands) at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$23,346	$33,133
Farmland	19,902	23,293
1-4 Family Mortgages	100,301	104,046
Commercial Real Estate	191,956	180,691

Total Real Estate Loans	335,505	341,163

Business Loans:
Commercial and Industrial Loans	54,208	61,425
Farm Production and Other Farm Loans	887	1,055

Total Business Loans	55,095	62,480

Consumer Loans:
Credit Cards	1,003	1,061
Other Consumer Loans	19,102	25,564

Total Consumer Loans	20,105	26,625

Total Gross Loans	410,705	430,268

Unearned Income	(687)	(686)
Allowance for Loan Losses	(4,113)	(6,474)

Loans, net	$405,905	$423,108

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2016	December 31, 2015
Real Estate:
Land Development and Construction	$139	$75
Farmland	537	158
1-4 Family Mortgages	2,145	2,464
Commercial Real Estate	6,827	11,662

Total Real Estate Loans	9,648	14,359

Business Loans:
Commercial and Industrial Loans	55	28

Total Business Loans	55	28

Consumer Loans:
Other Consumer Loans	31	36

Total Consumer Loans	31	36

Total Nonaccrual Loans	$9,734	$14,423

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2016, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$199	$78	$277	$23,069	$23,346	$—
Farmland	233	407	640	19,262	19,902	—
1-4 Family Mortgages	6,326	1,720	8,046	92,255	100,301	1,067
Commercial Real Estate	1,022	1,923	2,945	189,011	191,956	—

Total Real Estate Loans	7,780	4,128	11,908	323,597	335,505	1,067

Business Loans:
Commercial and Industrial Loans	292	77	369	53,839	54,208	22
Farm Production and Other Farm Loans	11	—	11	876	887	—

Total Business Loans	303	77	380	54,715	55,095	22

Consumer Loans:
Credit Cards	9	2	11	992	1,003	2
Other Consumer Loans	751	—	751	18,351	19,102	—

Total Consumer Loans	760	2	762	19,343	20,105	2

Total Loans	$8,843	$4,207	$13,050	$397,655	$410,705	$1,091

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2015 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$1,126	$21	$1,147	$31,986	$33,133	$21
Farmland	947	4	951	22,342	23,293	4
1-4 Family Mortgages	5,131	573	5,704	98,342	104,046	—
Commercial Real Estate	4,015	6,748	10,763	169,928	180,691	—

Total Real Estate Loans	11,219	7,346	18,565	322,598	341,163	25

Business Loans:
Commercial and Industrial Loans	245	12	257	61,168	61,425	12
Farm Production and Other Farm Loans	12	—	12	1,043	1,055	—

Total Business Loans	257	12	269	62,211	62,480	12

Consumer Loans:
Credit Cards	12	9	21	1,040	1,061	9
Other Consumer Loans	1,017	30	1,047	24,517	25,564	30

Total Consumer Loans	1,029	39	1,068	25,557	26,625	39

Total Loans	$12,505	$7,397	$19,902	$410,366	$430,268	$76

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

Impaired loans (in thousands) as of September 30, 2016, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Allowance
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	163	—	163	163	28	14
1-4 Family Mortgages	2,587	—	2,587	2,587	354	2,764
Commercial Real Estate	5,771	—	5,771	5,771	466	7,383

Total Real Estate Loans	8,521	—	8,521	8,521	848	10,161

Business Loans:
Commercial and Industrial Loans	—	—	—	—	—	—
Farm Production and Other Farm Loans	—	—	—	—	—	—

Total Business Loans	—	—	—	—	—	—

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	—	—	—	—	—	—

Total Consumer Loans	—	—	—	—	—	—

Total Loans	$8,521	$—	$8,521	$8,521	$848	$10,161

During the first quarter of 2016, management and the Board of Directors reviewed the impaired loan listing according to the Corporation’s policy of reviewing individual loans for impairment over $100,000. During this review, 97 loans under that threshold in the amount of $2,731,121 and 6 loans in the amount of $1,651,023 that were over the threshold but were determined to not be impaired at March 31, 2016, were removed from the impaired loan listing. Management believes this more accurately reflects the amount of impaired loans evaluated for impairment as part of the computation of the allowance for loan losses.

Impaired loans (in thousands) as of December 31, 2015, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Allowance
Real Estate:
Land Development and Construction	$75	$—	$75	$75	$75	$85
Farmland	679	69	610	679	54	739
1-4 Family Mortgages	3,103	1,754	1,349	3,103	183	2,829
Commercial Real Estate	11,662	1,409	10,253	11,662	2,685	10,552

Total Real Estate Loans	15,519	3,232	12,287	15,519	2,997	14,205

Business Loans:
Commercial and Industrial Loans	28	28	—	28	—	49
Farm Production and Other Farm Loans	—	—	—	—	—	—

Total Business Loans	28	28	—	28	—	49

Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	36	36	—	36	—	78

Total Consumer Loans	36	36	—	36	—	78

Total Loans	$15,583	$3,296	$12,287	$15,583	$2,997	$14,332

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	3	$4,871	$3,467

Total	3	$4,871	$3,467

December 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	3	$4,871	$3,858

Total	3	$4,871	$3,858

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	3	$3,858
Reductions due to:
Principal paydowns		(391)

Total at September 30, 2016	3	$3,467

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2016 and December 31, 2015. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of September 30, 2016.

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

Grade 9. LOSS - Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Also included in this classification is the defined loss portion of loans rated substandard assets and doubtful assets.

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2016.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2016:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$22,402	$190	$754	$—	$—	$23,346
Farmland	17,732	925	1,245	—	—	19,902
1-4 Family Mortgages	86,404	2,964	10,933	—	—	100,301
Commercial Real Estate	180,676	2,619	8,661	—	—	191,956

Total Real Estate Loans	307,214	6,698	21,593	—	—	335,505

Business Loans:
Commercial and Industrial Loans	53,260	767	181	—	—	54,208
Farm Production and Other Farm Loans	887	—	—	—	—	887

Total Business Loans	54,147	767	181	—	—	55,095

Consumer Loans:
Credit Cards	1,001	—	2	—	—	1,003
Other Consumer Loans	18,859	106	137	—	—	19,102

Total Consumer Loans	19,860	106	139	—	—	20,105

Total Loans	$381,221	$7,571	$21,913	$—	$—	$410,705

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2015:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$31,889	$202	$1,042	$—	$—	$33,133
Farmland	21,084	989	1,220	—	—	23,293
1-4 Family Mortgages	88,425	4,874	10,747	—	—	104,046
Commercial Real Estate	155,898	12,286	12,507	—	—	180,691

Total Real Estate Loans	297,296	18,351	25,516	—	—	341,163

Business Loans:
Commercial and Industrial Loans	60,918	377	130	—	—	61,425
Farm Production and Other Farm Loans	1,055	—	—	—	—	1,055

Total Business Loans	61,973	377	130	—	—	62,480

Consumer Loans:
Credit Cards	1,052	—	9	—	—	1,061
Other Consumer Loans	24,666	111	777	7	3	25,564

Total Consumer Loans	25,718	111	786	7	3	26,625

Total Loans	$384,987	$18,839	$26,432	$7	$3	$430,268

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

The group of loans that are considered to be impaired are individually evaluated for possible loss and a specific reserve is established to cover any loss contingency. Loans that are determined to be a loss with no benefit of remaining in the portfolio are charged off to the allowance. These specific reserves are reviewed periodically for continued impairment and adequacy of the specific reserve and are adjusted when necessary.

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016:

September 30, 2016	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
Provision for possible loan losses	214,491	(93,733)	(23,290)	97,468
Chargeoffs	2,508,459	5,428	49,317	2,563,204
Recoveries	32,424	14,381	58,670	105,475

Net chargeoffs	2,476,035	(8,953)	(9,353)	2,457,729

Ending Balance	$2,977,351	$558,468	$577,623	$4,113,442

Period end allowance allocated to:
Loans individually evaluated for impairment	$848,091	$—	$—	$848,091
Loans collectively evaluated for impairment	2,129,260	558,468	577,623	3,265,351

Ending Balance, September 30, 2016	$2,977,351	$558,468	$577,623	$4,113,442

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015:

September 30, 2015	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2015	$5,202,151	$873,815	$466,360	$6,542,326
Provision for possible loan losses	338,668	(81,216)	150,246	407,698
Chargeoffs	152,503	—	111,897	264,400
Recoveries	67,843	11,545	63,770	143,158

Net chargeoffs	84,660	(11,545)	48,127	121,242

Ending Balance	$5,456,159	$804,144	$568,479	$6,828,782

Period end allowance allocated to:
Loans individually evaluated for impairment	$2,767,962	$25,000	$—	$2,792,962
Loans collectively evaluated for impairment	2,688,197	779,144	568,479	4,035,820

Ending Balance, September 30, 2015	$5,456,159	$804,144	$568,479	$6,828,782

The Corporation’s recorded investment in loans as of September 30, 2016 and December 31, 2015 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2016	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$8,521	$—	$—	$8,521
Loans collectively evaluated for general impairment	326,984	55,095	20,105	402,184

	$335,505	$55,095	$20,105	$410,705

December 31, 2015	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$15,519	$28	$36	$15,583
Loans collectively evaluated for general impairment	325,644	62,452	26,589	414,685

	$341,163	$62,480	$26,625	$430,268

Note 8.	Fair Value of Financial Instruments

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices in active markets for identical assets and liabilities included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active; or

Level 3	Unobservable inputs for an asset or liability, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$169,786,721	$—	$169,786,721
Mortgage-backed securities	—	129,852,046	—	129,852,046
State, county and municipal obligations	—	154,071,591	—	154,071,591
Other investments	—	—	2,940,959	2,940,959

Total	$—	$453,710,358	$2,940,959	$456,651,317

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$82,250,366	$—	$82,250,366
Mortgage-backed securities	—	91,721,965	—	91,721,965
State, county and municipal obligations	—	90,376,363	—	90,376,363
Other investments	—	—	2,915,709	2,915,709

Total	$—	$264,348,694	$2,915,709	$267,264,403

The following table reports the activity for 2016 in assets measured at fair value on a recurring basis using significant unobservable inputs:

Fair Value Measurements Using:
Significant Unobservable Inputs
(Level 3)
Structured Financial Product
Balance at January 1, 2016	$2,915,709

Principal payments received	(46,326)
Unrealized gains included in other comprehensive income	71,576

Balance at September 30, 2016	$2,940,959

The Corporation recorded no gains or losses in earnings for the period ended September 30, 2016 or December 31, 2015 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2016 that were still held on the Corporation’s balance sheet at September 30, 2016, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$7,672,821	$7,672,821
Other real estate owned	—	—	1,964,750	1,964,750

Total	$—	$—	$9,637,571	$9,637,571

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

Impaired loans with a carrying value of $8,520,912 and $12,286,822 had an allocated allowance for loan losses of $848,091 and $2,996,708 at September 30, 2016 and December 31, 2015, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lien, sometimes referred to as other real estate owned (“OREO”) acquired during the nine-month period ended September 30, 2016, and recorded at fair value, less costs to sell, was $2,149,625, of which $65,257 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2015 and recorded at fair value, less costs to sell, was $869,564. There were no additional writedowns during 2015 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2016:

		Fair Value Measurements Using:
September 30, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,727,843	$22,727,843	$—	$—	$22,727,843
Interest bearing deposits with banks	79,169,722	79,169,722	—	—	79,169,722
Securities held-to-maturity	—		—		—
Securities available-for-sale	456,651,317	—	453,710,358	2,940,959	456,651,317
Net loans	405,905,192	—	—	407,167,494	407,167,494

Financial liabilities
Deposits	$780,463,454	$580,506,344	$—	$200,105,330	$780,611,674
Federal Home Loan Bank advances	20,000,000	—	—	20,420,353	20,420,353
Securities Sold under Agreement to Repurchase	118,054,055	118,054,055	—	—	118,054,055

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2015:

		Fair Value Measurements Using:
December 31, 2015	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$14,947,690	$14,947,690	$—	$—	$14,947,690
Interest bearing deposits with banks	42,267,777	42,267,777	—	—	42,267,777
Securities available-for-sale	267,264,403	—	264,348,694	2,915,709	267,264,403
Securities held-to-maturity	161,043,404	—	169,045,835	—	169,045,835
Net loans	423,108,391	—	—	425,096,569	425,096,569

Financial liabilities
Deposits	$753,404,788	$542,640,313	$—	$210,890,430	$753,530,743
Federal Home Loan Bank advances	20,000,000	—	—	20,534,935	20,534,935
Securities Sold under Agreement to Repurchase	104,298,182	104,298,182	—	—	104,298,182

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of The Citizens Bank of Philadelphia (“Bank”). The Company does not have any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September, 2016, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1.025 billion and total deposits of $780.5 million

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2016, was 40.40% and at December 31, 2015, was 32.73%. The increase was due to an increase in short term marketable assets at September 30, 2016. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $780,463,454 at September 30, 2016, and $753,404,788 at December 31, 2015. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $456,651,317 invested in available-for-sale investment securities at September 30, 2016, and $267,264,403 at December 31, 2015. This increase is due to the Corporation investing matured or called funds in the held-to-maturity classification to the available-for-sale classification. The Corporation also had $79,169,722 in interest bearing deposits at other banks at September 30, 2016 and $42,267,777 at December 31, 2015. The increase in interest bearing deposits was the result of long term investments being called or matured. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both

September 30, 2016 and December 31, 2015. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2016, the Corporation had unused and available $99,873,547 of its line of credit with the FHLB and at December 31, 2015, the Corporation had unused and available $146,840,812 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2015 to September 30, 2016, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had no federal funds purchased as of both September 30, 2016 and December 31, 2015. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

When the Corporation has more funds than it needs for its reserve requirements or short-term liquidity needs, the Corporation increases its investment portfolio, increases the balances in interest bearing due from bank accounts or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.

CAPITAL RESOURCES

Total shareholders’ equity was $97,071,374 at September 30, 2016, as compared to $86,425,336 at December 31, 2015. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value adjustment, which was an increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $3,514,296, or $0.72 per share, during the nine-month period ended September 30, 2016 compared to $0.69 per share for the same period in 2015.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2016, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Citizens Holding Company
Tier 1 leverage ratio	$92,081	9.25%	$49,796	5.00%	$39,837	4.00%
Common Equity tier 1 capital ratio	92,081	9.25%	64,735	6.50%	44,817	4.50%
Tier 1 risk-based capital ratio	92,081	17.51%	42,080	8.00%	31,560	6.00%
Total risk-based capital ratio	96,195	18.29%	52,599	10.00%	42,080	8.00%

December 31, 2015
Citizens Holding Company
Tier 1 leverage ratio	$90,392	9.26%	$48,822	5.00%	$39,058	4.00%
Common Equity tier 1 capital ratio	90,392	9.26%	63,469	6.50%	43,940	4.50%
Tier 1 risk-based capital ratio	90,392	16.37%	44,175	8.00%	33,131	6.00%
Total risk-based capital ratio	96,866	17.54%	55,219	10.00%	44,175	8.00%

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies”, such as the Bank and the Corporation. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

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

Management believes that, as of September 30, 2016, the Corporation and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Interest Income, including fees	$7,573,627	$7,788,461	$22,778,695	$23,190,851
Interest Expense	753,488	765,625	2,277,625	2,252,483

Net Interest Income	6,820,139	7,022,836	20,501,070	20,938,368
Provision for Loan Losses	184,018	141,704	97,468	407,698

Net Interest Income after
Provision for Loan Losses	6,636,121	6,881,132	20,403,602	20,530,670
Other Income	2,079,658	2,017,613	5,803,485	5,621,209
Other Expense	6,557,413	6,474,879	19,857,197	19,283,003

Income Before Provision For
Income Taxes	2,158,366	2,423,866	6,349,890	6,868,876
Provision for Income Taxes	406,076	587,405	1,292,427	1,610,282

Net Income	$1,752,290	$1,836,461	$5,057,463	$5,258,594

Net Income Per share - Basic	$0.36	$0.38	$1.04	$1.08

Net Income Per Share-Diluted	$0.36	$0.38	$1.04	$1.08

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.64% for the three months ended September 30, 2016, and 8.78% for the corresponding period in 2015. For the nine months ended September 30, 2016, ROE was 7.40% compared to 8.39% for the nine months ended September 30, 2015. In both instances, the decrease in ROE was caused by the increase in equity balances for both periods.

Book value per share increased to $19.88 at September 30, 2016, compared to $17.73 at December 31, 2015. The increase in book value per share reflects the amount of earnings in excess of dividends and a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2016, were $992,221,236 compared to $945,269,885 for the year ended December 31, 2015. This increase was due mainly to an increase in available-for-sale securities offset by a decrease in held-to-maturity securities.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.10% for the quarter ended September 30, 2016 compared to 3.34% for the corresponding period of 2015. For the nine months ended September 30, 2016, annualized net interest margin was 3.11% compared to 3.39% for the nine months ended September 30, 2015. The decrease in net interest margin for both periods ended September 30, 2016, when compared to the same periods in 2015, was the result of the decrease in yields on earning assets exceeding the decrease in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $923,004,291 for the three months ended September 30, 2016. This represents an increase of $58,458,503, or 6.8%, over average earning assets of $864,545,788 for the three months ended September 30, 2015. Earning assets averaged $913,503,971 for the nine months ended September 30, 2016. This represents an increase of $61,016,940, or 7.2%, over average earning assets of $852,487,031 for the nine months ended September 30, 2015. The increase in average earning assets for the three and nine months ended September 30, 2016, is the result of an increase in investment securities.

Interest bearing deposits averaged $621,412,181 for the three months ended September 30, 2016. This represents an increase of $31,901,186, or 5.4%, from the average of interest bearing deposits of $589,510,995 for the three months ended September 30, 2015. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $123,728,720 for the three months ended September 30, 2016. This represents an increase of $4,528,796, or 3.8%, over the other borrowed funds of $119,199,924 for the three months ended September 30, 2015. This increase in other borrowed funds was due to a $4,603,514 increase in the securities sold under agreements to repurchase, a $14,935 decrease in the Agribusiness Enterprise Loan Liability and a $59,783 decrease in Federal Funds Purchased for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015.

Interest bearing deposits averaged $622,267,850 for the nine months ended September 30, 2016. This represents an increase of $45,328,422, or 7.9%, from the average of interest bearing deposits of $576,939,428 for the nine months ended September 30, 2015. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts, partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $123,768,381 for the nine months ended September 30, 2016. This represents an increase of $675,112, or 0.5%, over the other borrowed funds of $123,093,269 for the nine months ended September 30, 2015. This increase in other borrowed funds was due to a $706,942 increase in the securities sold under agreements to repurchase, a $14,383 decrease in the Agribusiness Enterprise Loan Liability and a $17,447 decrease in Federal Funds Purchased for the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015.

Net interest income was $6,820,139 for the three months ended September 30, 2016, a decrease of $202,697 from $7,022,836 for the three months ended September 30, 2015, primarily due to a decrease in interest rates partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended September 30, 2016, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2015. The yield on all interest bearing assets decreased 26 basis points to 3.43% in the three months ended September 30, 2016 from 3.69% for the same period in 2015. At the same time, the rate paid on all interest bearing liabilities for the three months ended September 30, 2016 dropped 3 basis points to 0.40% from 0.43% in the same period in 2015. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $20,501,070 for the nine months ended September 30, 2016, a decrease of $437,298 from $20,938,368 for the nine months ended September 30, 2015, primarily due to a decrease in interest rates partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the nine months ended September 30, 2016, the yields on earning assets decreased more than the rates paid on deposits and borrowed funds decreased from the same period in 2015. The yield on all interest bearing assets decreased 29 basis points to 3.44% in the nine months ended September 30, 2016 from 3.73% for the same period in 2015. At the same time, the rate paid on all interest bearing liabilities for the nine months ended September 30, 2016 dropped 3 basis points to 0.40% from 0.43% in the same period in 2015. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Interest and Fees	$4,825,800	$5,037,766	$14,344,314	$15,033,778
Average Gross Loans	409,041,715	417,299,195	412,566,347	408,254,701
Annualized Yield	4.72%	4.83%	4.64%	4.91%

The decrease in interest rates in the three and nine months ended September 30, 2016, reflects the decrease in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2016	Year Ended December 31, 2015	Amount of Increase (Decrease)	Percent of Increase (Decrease)

BALANCES:
Gross Loans	$410,705,641	$430,267,746	$(19,562,105)	-4.55%
Allowance for Loan Losses	4,113,442	6,473,703	(2,360,261)	-36.46%
Nonaccrual Loans	9,733,846	14,422,613	(4,688,767)	-32.51%
Ratios:
Allowance for loan losses to gross loans	1.00%	1.50%
Net loans charged off to allowance for loan losses	59.75%	9.66%

The provision for loan losses for the three months ended September 30, 2016 was $184,018, an increase of $42,314 from the $141,704 provision for the same period in 2015. The provision for loan losses for the nine months ended September 30, 2016 was $97,468, a decrease of $310,230 from the $407,698 provision for the same period in 2015. The change in the Corporation’s loan loss provisions for the three and nine months ended September 30, 2016 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended September 30, 2016, net loan losses charged to the allowance for loan losses totaled $879,571, an increase of $873,735 from the $5,836 charged off in the same period in 2015. The increase was mainly due to a charge off on single loan in the amount of $815,907 on commercial real estate. For the nine months ended September 30, 2016, net loan losses charged to the allowance for loan losses totaled $2,457,729, an increase of $2,336,487 from the $121,242 charged off in the same period in 2015. The net loan losses for the nine-month period ended September 30, 2016 contained $2,339,308 in losses on two long-term commercial real estate loan for which the Corporation had previously provided a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2016 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2016 was $2,079,658, an increase of $62,045, or 3.1%, from $2,017,613 the same period in 2015. Service charges on deposit accounts were $1,009,486 in the three months ended September 30, 2016, compared to $1,036,964 for the same period in 2015. Other service charges and fees increased by $32,361, or 5.2%, to $658,644 in the three months ended September 30, 2016, compared to $626,283 for the same period in 2015. Other operating income not derived from service charges or fees increased $57,162, or 16.1% to $411,528 in the three months ended September 30, 2016, compared to $354,366 for the same period in 2015. This increase was due mainly to an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market.

Other income for the nine months ended September 30, 2016 was $5,803,485, an increase of $182,276, or 3.2%, from $5,621,209 for the same period in 2015. Service charges on deposit accounts were $2,794,790 in the nine months ended September 30, 2016, compared to $2,877,841 for the same period in 2015. Other service charges and fees increased by $130,844, or 7.6%, to $1,852,141 in the nine months ended September 30, 2016, compared to $1,721,297 for the same period in 2015. Other operating income not derived from service charges or fees increased $134,483, or 13.2% to $1,156,554 in the nine months ended September 30, 2016, compared to $1,022,071 for the same period in 2015. This increase was due mainly to an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months Ended September 30,		Nine months Ended September 30,
Other operating income	2016	2015	2016	2015

BOLI Insurance	$144,000	$144,000	$424,000	$432,000
Mortgage Loan Origination Income	117,186	87,025	359,815	269,413
Income from security sales, net	60,053	13,699	97,191	13,699
Other Income	90,289	109,642	275,548	306,959

Total Other Income	$411,528	$354,366	$1,156,554	$1,022,071

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2016 and 2015 were $6,557,413 and $6,474,879, respectively, an increase of $82,534, or 1.3%. Salaries and benefits increased to $3,460,948 for the three months ended September 30, 2016, from $3,341,356 for the same period in 2015. Occupancy expense decreased by $26,859, or 2.0%, to $1,329,796 for the three months ended September 30, 2016, compared to $1,356,655 for the same period of 2015. Other operating expenses decreased by $10,199 to $1,766,669 for the three months ended September 30, 2016, compared to $1,776,868 for the same period of 2015. A detail of the major expense classifications is set forth below.

Total non-interest expenses for the nine months ended September 30, 2016 and 2015 were $19,857,197 and $19,283,003, respectively, an increase of $574,194, or 3.0% from 2015 to 2016. Salaries and benefits were $10,341,493 for the nine months ended September 30, 2016, and $10,038,040 for the same period in 2015, an increase of $303,453, or 2.9%. Occupancy expense decreased by $85,871, or 2.2%, to $3,867,043 for the nine months ended September 30, 2016, when compared to $3,952,914 for the same period in 2015. Other operating expenses increased by $356,612 to $5,648,661 for the nine months ended September 30, 2016, when compared to $5,292,049 for the same period in 2015. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months ended September 30,		Nine months ended September 30,
Other Operating Expense	2016	2015	2016	2015

Advertising	161,329	213,644	597,711	603,051
Office Supplies	215,304	124,615	500,176	399,168
Legal and Audit Fees	143,828	97,274	371,005	311,334
Telephone expense	119,070	118,891	337,127	330,992
Postage and Freight	128,086	117,253	365,463	349,389
Loan Collection Expense	42,496	57,282	332,342	148,628
Other Losses	7,871	47,262	219,005	229,010
Regulatory and related expense	200,887	188,348	620,087	569,326
Debit Card/ATM expense	160,526	55,957	348,253	253,801
Travel and Convention	60,909	68,152	199,224	209,391
Other expenses	526,363	688,190	1,758,268	1,887,959

Total Other Expense	$1,766,669	$1,776,868	$5,648,661	$5,292,049

The Corporation’s efficiency ratio for the three months ended September 30, 2016 was 65.70%, compared to 68.30% for the same period in 2015. For the nine months ended September 30, 2016 and 2015, the Corporation’s efficiency ratio was 71.26% and 70.19%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2016	December 31, 2015	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Cash and Due From Banks	$22,727,843	$14,947,690	$7,780,153	52.05%
Interest Bearing deposits with Other Banks	79,169,722	42,267,777	36,901,945	87.31%
Investment Securities	456,651,317	428,307,807	28,343,510	6.62%
Loans, net	405,905,192	423,108,391	(17,203,199)	-4.07%
Premises and Equipment	18,256,915	18,655,691	(398,776)	-2.14%
Total Assets	1,025,126,197	973,504,542	51,621,655	5.30%

Total Deposits	780,463,454	753,404,788	27,058,666	3.59%

Total Shareholders’ Equity	97,071,374	86,425,336	10,646,038	12.32%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2016 was $22,727,843, which was an increase of $7,780,153 from the balance of $14,947,690 at December 31, 2015. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at September 30, 2016, increased by $28,343,510, or 6.6%, to $456,651,317 from $428,307,807 at December 31, 2015. This increase was due to additional purchases of mortgage backed securities, agency and state county and municipal securities, which was partially funded by increases in deposits, a decrease in loan balances and by changes in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $17,203,199 during the nine months ended September 30, 2016, to $405,905,192 from $423,108,391 at December 31, 2015. Loan demand weakened, especially in business loan and consumer loan categories, and competition for available loans continued to be strong during the nine months ended September 30, 2016. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the nine months ended September 30, 2016, the Corporation’s premises and equipment decreased by $398,776, or 2.1%, to $18,256,915 from $18,655,691 at December 31, 2015. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

	September 30, 2016	December 31, 2015	Amount of Increase (Decrease)	Percent of Increase (Decrease)

Noninterest-Bearing Deposits	$153,457,624	$148,724,257	$4,733,367	3.18%
Interest-Bearing Deposits	353,925,816	323,381,170	30,544,646	9.45%
Savings Deposits	73,122,905	70,534,886	2,588,019	3.67%
Certificates of Deposit	199,957,109	210,764,475	(10,807,366)	-5.13%

Total deposits	$780,463,454	$753,404,788	$27,058,666	3.59%

Interest-bearing and noninterest-bearing deposits and savings increased while certificates of deposit decreased during the nine months ended September 30, 2016. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

Competition Risks

The market in which the Corporation competes is saturated with community banks seeking to provide a service-oriented banking experience to individuals and businesses compared with what the Corporation believes is the more rigid and less friendly environment found in larger banks. This requires the Corporation to offer most, if not all, of the products and conveniences that are offered by the larger banks, but with a service differentiation. In doing so, it is imperative that the Corporation identify the lines of business that the Corporation can excel in, prudently utilize the Corporation’s available capital to acquire the people and platforms required thereof, and execute on these strategies.

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2016, the Corporation had approximately $4.1 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 9, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following financial information from Citizens Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 9, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 (Unaudited) and 2015 (Unaudited); and (v) Notes to Consolidated Financial Statements, tagged as blocks of text (Unaudited).