Form 10-K
period 2016-12-31
CITIZENS HOLDING CO /MS/
filed 2017-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $97,194,045 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2016).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2017
Common stock, $.20 par value	4,882,579 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2016 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for loan losses;

•	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;

•

extensive regulation, changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses and the potential for regulatory enforcement actions, claims, or litigation;

•	increased competition from other financial institutions and the risk of failure to achieve our business strategies;

•

events affecting our business operations, including the effectiveness of our risk management framework, our reliance on third party vendors, the risk of security breaches and potential fraud, and the impact of technological advances;

•	our ability to maintain sufficient capital and to raise additional capital when needed;

•	our ability to maintain adequate liquidity to conduct business and meet our obligations;

•	events that adversely affect our reputation, and the resulting potential adverse impact on our business operations

•

risks arising from owning our common stock, such as the volatility and trading volume, our ability to pay dividends, the regulatory limitations on stock ownership, and provisions in our governing documents that may make it more difficult for another party to obtain control of us; and

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 8, 2017.

ITEM 1.	BUSINESS.

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of The Citizens Bank of Philadelphia (the “Bank”). The Company does not have any subsidiaries other than the Bank. The “Company,” “we,” or “our,” as used herein, includes the Bank, unless the context otherwise requires.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2016, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1.025 billion and total deposits of $760.152 million. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $37,747,661, operating profit of $6,949,153 and total assets of $1,024,898,099 for the Company as of December 31, 2016.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 50.2% of gross revenues in 2016, 51.0% in 2015 and 50.8% in 2014. Loan demand has improved but increased competition that results in lower loan yields along with an increased investment portfolio have caused this percentage to remain relatively flat over the last three years. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in April 2014 converted this office to a full service branch and at the same time opened another branch in Biloxi. In 2011, the Company opened a branch in

Flowood, Mississippi. In December 2016, the Company opened a loan production office (“LPO”) in Oxford to offer commercial loans to the people in North Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area is mainly rural, with Hattiesburg, population 50,233, Biloxi, population 50,644, and Meridian, population 38,314, being the largest markets. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and main source of income, The Pearl River Resort (the “Resort”), generate a significant number of jobs in the area. The Resort and its related services employ approximately 2,400 people within the Company’s market. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in the Company’s Annual Report and attached as an exhibit hereto.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2016, approximately 81.2% of the Company’s loan portfolio was attributed to real estate lending, 14.0% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 4.8% of the Company’s total loan portfolio.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 55, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003.

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

Robert T. Smith, 65, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2015, the Bank employed 240 full-time employees and 24 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

General.

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal and state banking agencies, and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant increases in compliance requirements and associated costs. The FRB requires the Company to maintain certain levels of capital and to file an annual report with the FRB. The FRB also has the authority to conduct examinations of the Company and the Bank and to take enforcement action against any bank holding company that engages in any unsafe or unsound practice or that violates certain laws, regulations, or conditions imposed in writing by the FRB.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, (“Dodd-Frank Act”) affects financial institutions in numerous ways, including the creation of a new Financial Stability Oversight Council responsible for monitoring and managing systemic risk, granting additional authority to the FRB to regulate certain types of nonbank financial companies, granting new authority to the FDIC as liquidator and receiver, abolishing the Office of Thrift Supervision, changing the manner in which insurance deposit assessments are made, requiring the regulators to modify capital standards, establishing a new Bureau of Consumer Financial Protection to regulate compliance with consumer laws and regulations, cap interchange fees which banks charge merchants for debit card transactions, and imposing new requirements on mortgage lenders. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. A number of regulations issued by the CFPB affect the origination, administration, and servicing of mortgage loans, and it is anticipated that these rules and enforcement by the Bank’s regulators will continue to evolve through regulatory amendments, informal interpretations, and enhanced enforcement in the future. Congress and the President have announced proposed reforms and changes to the Dodd-Frank Act, and it is uncertain how the Dodd-Frank Act provisions may be modified or the ultimate impact any such modifications may have to our business operations.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2016, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 18.67%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 17.92%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2016 was 9.22%.

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

Management believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2016, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $81.4 million, or 98.1% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2016, the maximum amount available for transfer from the Bank in the form of loans was $8.3 million, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The Dodd-Frank Act permanently raised the FDIC insurance coverage limit per depositor to $250,000. On May 20, 2016, the FDIC amended its rule to refine the deposit insurance assessment system for small insured depository institutions that have been federally insured for at least five years that became effective on July 1, 2016. The deposit insurance assessment system is mandated by the Dodd-Frank Act. The rule, which applies to banks with less than $10 billion in assets, would take effect when the Deposit Insurance Fund reaches 1.15% of insured deposits. FDIC released a statement confirming that as of second quarter of 2016, our DIF reserve ratio had reached 1.17%. As a result, the calculation adopted in the final rule for Small Bank FDIC Assessments was reflected in the third quarter of 2016 accruals. The assessment rate schedule was also revised to a range of 3 to 30 basis points annually, and fully adjusted rates will range from 1.5 to 40 basis points annually.

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

The FDIC examined the Bank on July 12, 2016 for its performance under the CRA. The Bank was rated Satisfactory during this examination. No discriminatory practices or illegal discouragement of applications were found.

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

Future Legislation

Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or our results of operations. With the proposals to alter the Dodd-Frank Act and the evolution of the CFPB, the nature and extent of future legislative and regulatory changes affecting financial institutions continues to be very unpredictable.

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lafayette, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper and contiguous counties in Mississippi. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009, opened a loan production office in Biloxi, Mississippi, which in April 2014, was converted into a full service branch. In 2011, the Company opened a branch in Flowood, Mississippi. In 2014, the Company established an additional branch in Biloxi to better serve the Gulf Coast. In 2016, the Company entered North Mississippi with the establishment of a loan production office in Oxford, Mississippi. The Company competes with local, regional and national financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 6.00% at June 30, 2016. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

As of December 31, 2016, approximately 70.2% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Our operations and profitability are impacted by general business and economic conditions in the State of Mississippi, and the United States. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

The FRB has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening.

In recent years, the FRB has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. In December 2015, the Federal Reserve raised the target federal funds rate after a prolonged period of no change by 25 bps and did so again by 25 bps a year later in December 2016. These developments, along with the U. S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. All things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States. and world-wide financial systems in ways that may be difficult to predict.

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

We are subject to claims and litigation.

From time to time, customers and others make claims and take legal action pertaining to our performance of our responsibilities. Whether customer claims and legal action related to our performance of our responsibilities are founded or unfounded, or if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We are subject to a variety of operational risks, including the risk of fraud or theft by employees, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We have established processes and procedures intended to identify, measure, monitor, report and analyze these risks, however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.

Our risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee misconduct.

We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, we are subject to the risks of errors and misconduct by our employees and advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm our business, results of operations or financial condition. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

Negative perceptions or publicity could damage our reputation among existing and potential customers, investors, employees and advisors.

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

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

For example, in 2014, 2015 and 2016 major retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Bank systems are not breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. Other possible points of incursion or disruption not within the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

Issuing additional shares of our common stock to acquire other banks, bank holding companies, financial holding companies and/or insurance agencies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

We may issue, in the future, shares of our common stock to acquire additional banks, bank holding companies, and other businesses related to the financial services industry that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We may be required to pay an acquisition premium above the fair market value of acquired assets for acquisitions. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

We may issue debt or equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because any decision to incur debt or issue securities in future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 23 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches, the Bank’s main office and its new loan production office is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi	Full Service; 24-Hour Teller
(601) 625-7447

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS	Drive-Up
(662) 773-6261

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1765 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service

Flowood Branch	5419 Highway 25, Suite Q Flowood, MS 39232 (601) 992-7688	Full Service

Oxford LPO	304 Enterprise Drive Suite A Oxford, MS 38655	Loan Production Office

The Bank owns its offices, except for the Biloxi Cedar Lake branch, the Flowood Branch and the Oxford LPO, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

There were no sales or repurchases of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016, 2015 and 2014—Selected Financial Data” in the 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2016, 2015 and 2014” in the 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2016 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2017, relating to its 2017 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2017, relating to its 2017 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2017, relating to its 2017 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2016.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	78,000	$21.08	270,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	78,000	$21.08	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2017, relating to its 2017 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 4, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2017, relating to its 2017 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2014, 2015 and 2016, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Condition

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Amended Articles of Incorporation of the Company	*

		3(ii)	Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2016 Annual Report to Shareholders	+

14	Code of Ethics	*******

21	Subsidiaries of Registrant	+

23	Consent of Independent Registered Public Accounting Firm	+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

32.1	Section 1350 Certification of Chief Executive Officer	++

32.2	Section 1350 Certification of Chief Financial Officer	++

101	XBRL Exhibits	+

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
*******

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-25221) filed on March 26, 2004, as updated on the Company’s website, http://www.citizensholdingcompany.com and incorporated herein by reference.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
+	Filed herewith.
++	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 8, 2017	By:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg L. McKee Greg L. McKee	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2017

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2017

/s/ Craig Dungan Craig Dungan, MD	Director	March 8, 2017

/s/ Don L. Fulton Don L. Fulton	Director	March 8, 2017

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 8, 2017

/s/ David A. King David A. King	Director	March 8, 2017

/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 8, 2017

/s/ Adam Mars Adam Mars	Director	March 8, 2017

/s/ David P. Webb David P. Webb	Director	March 8, 2017

/s/ A. T. Williams A.T. Williams	Director	March 8, 2017

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 8, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

13	2016 Annual Report to Shareholders

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101	XBRL Exhibits