Form 10-Q
period 2017-03-31
CITIZENS HOLDING CO /MS/
filed 2017-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2017:

Title	Outstanding
Common Stock, $0.20 par value	4,894,579

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$27,706,912	$21,688,557
Interest bearing deposits with other banks	73,714,719	48,603,182
Investment securities available for sale, at fair value	489,941,021	496,124,574
Loans, net of allowance for loan losses of $3,701,914 in 2017 and $3,902,796 in 2016	389,183,439	390,148,343
Premises and equipment, net	19,451,561	18,664,084
Other real estate owned, net	4,352,609	4,443,010
Accrued interest receivable	4,410,732	4,720,189
Cash surrender value of life insurance	24,020,672	23,890,333
Deferred tax assets, net	9,000,890	10,634,669
Other assets	6,226,193	6,294,966

TOTAL ASSETS	$1,048,008,748	$1,025,211,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$154,378,785	$149,512,941
Interest-bearing NOW and money market accounts	364,334,436	340,180,286
Savings deposits	76,393,262	73,745,005
Certificates of deposit	194,108,393	196,714,108

Total deposits	789,214,876	760,152,340

Securities sold under agreement to repurchase	141,098,287	150,282,913
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	194,140	199,368
Deferred compensation payable	8,331,957	8,209,427
Other liabilities	951,346	1,308,464

Total liabilities	959,790,606	940,152,512

SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,887,079 shares issued and outstanding at March 31, 2017 and 4,882,579 shares issued and outstanding at December 31, 2016	977,416	976,516
Additional paid-in capital	3,934,261	3,802,204
Retained earnings	91,264,115	90,999,689
Accumulated other comprehensive loss, net of tax benefit of $4,733,977 in 2017 and $6,376,702 in 2016	(7,957,650)	(10,719,014)

Total shareholders’ equity	88,218,142	85,059,395

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,048,008,748	$1,025,211,907

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Ended March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$4,568,079	$4,784,505
Investment securities	2,832,451	2,715,730
Other interest	68,547	79,499

Total interest income	7,469,077	7,579,734

INTEREST EXPENSE
Deposits	477,642	468,458
Other borrowed funds	329,805	300,602

Total interest expense	807,447	769,060

NET INTEREST INCOME	6,661,630	6,810,674

(REVERSAL OF) PROVISION FOR LOAN LOSSES	(151,220)	60,498

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,812,850	6,750,176

OTHER INCOME
Service charges on deposit accounts	1,042,031	886,804
Other service charges and fees	616,772	586,422
Other operating income	275,457	342,462

Total other income	1,934,260	1,815,688

OTHER EXPENSES
Salaries and employee benefits	3,663,804	3,402,318
Occupancy expense	1,310,243	1,329,204
Other operating expense	2,135,109	1,912,793

Total other expenses	7,109,156	6,644,315

INCOME BEFORE PROVISION FOR INCOME TAXES	1,637,954	1,921,549

PROVISION FOR INCOME TAXES	200,629	395,379

NET INCOME	$1,437,325	$1,526,170

NET INCOME PER SHARE -Basic	$0.29	$0.31

-Diluted	$0.29	$0.31

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Ended March 31,
	2017	2016

Net income	$1,437,325	$1,526,170

Other comprehensive income

Securities available-for-sale
Unrealized holding gains	4,404,089	1,856,204
Income tax effect	(1,642,725)	(692,364)

	2,761,364	1,163,840

Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	—	831,088
Income tax effect	—	(309,996)

	—	521,092

Total other comprehensive income	2,761,364	1,684,932

Comprehensive income	$4,198,689	$3,211,102

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$2,350,831	$792,198

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	11,142,246	27,129,213
Proceeds from maturities and calls of securities held to maturity	—	10,000,000
Purchases of investment securities available for sale	(1,322,106)	(107,664,521)
Purchases of bank premises and equipment	(1,023,788)	(29,244)
(Increase) decrease in interest bearing deposits with other banks	(25,111,537)	41,382,005
Proceeds from sale of other real estate	82,550	194,739
Net decrease in loans	1,104,924	13,575,364

Net cash used by investing activities	(15,127,711)	(15,412,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,060,135	36,885,617
Net change in securities sold under agreement to repurchase	(9,184,626)	(9,461,991)
Exercise of stock options	92,625	—
Payment of dividends	(1,172,899)	(1,170,238)

Net cash provided by financing activities	18,795,235	26,253,388

Net increase in cash and due from banks	6,018,355	11,633,142

Cash and due from banks, beginning of period	21,688,557	14,947,690

Cash and due from banks, end of period	$27,706,912	$26,580,832

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2017

(Unaudited)

Note 1.	Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017.

Note 2.	Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2017, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $35,517,643 compared to an aggregate unused balance of $37,194,220 at December 31, 2016. There were $3,370,180 of letters of credit outstanding at March 31, 2017 and $3,456,180 at December 31, 2016. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months
	Ended March 31,
	2017	2016
Basic weighted average shares outstanding	4,883,679	4,875,079
Dilutive effect of granted options	14,214	10,061

Diluted weighted average shares outstanding	4,897,893	4,885,140

Net income	$1,437,325	$1,526,170
Net income per share-basic	$0.29	$0.31
Net income per share-diluted	$0.29	$0.31

Note 4.	Equity Compensation Plans

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

The following table is a summary of the stock option activity for the three months ended March 31, 2017.

	Directors’ Plan		Employees’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	78,000	$21.08	—	$—	—	$—
Granted	—	—	—	—	—	—
Exercised	(4,500)	20.58	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at March 31, 2017	73,500	$21.11	—	$—	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at March 31, 2017, was $268,800, the intrinsic value of options previously granted under the Employees’ Plan at March 31, 2017, was $0, and since there were no options granted under the 2013 Plan during the three-month period ended March 31, 2017, the current intrinsic value for the 2013 Plan at March 31, 2017 is $0, for an aggregate intrinsic value at March 31, 2017, of $268,800.

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

The income tax topic of the Accounting Standards Codification (“ASC”) defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This topic also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2017, the Corporation had no unrecognized tax benefits related to federal and state income tax matters. Therefore, the Corporation does not anticipate any material increase or decrease in the effective tax rate during 2016 relative to any tax positions taken. It is the Corporation’s policy to recognize interest or penalties related to income tax matters in income tax expense.

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

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

March 31, 2017		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$204,424,326	$—	$4,872,074	$199,552,252
Mortgage backed securities	147,072,647	334,610	3,841,670	143,565,587
State, County, Municipals	148,270,381	1,305,634	5,738,592	143,837,423
Other investments	2,865,293	120,466	—	2,985,759

Total	$502,632,647	$1,760,710	$14,452,336	$489,941,021

December 31, 2016		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$207,080,794	$—	$7,114,186	$199,966,608
Mortgage backed securities	152,765,924	340,419	4,841,633	148,264,710
State, County, Municipals	150,503,811	1,269,356	6,851,017	144,922,150
Other investments	2,869,761	101,345	—	2,971,106

Total	$513,220,290	$1,711,120	$18,806,836	$496,124,574

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$5,356,998	$5,372,879	$6,333,181	$6,370,921
Due after one year through five years	52,866,510	52,817,589	30,059,503	30,278,557
Due after five years through ten years	103,343,414	101,454,474	126,336,589	122,562,724
Due after ten years	341,065,725	330,296,079	350,491,017	336,912,372

Total	$502,632,647	$489,941,021	$513,220,290	$496,124,574

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2017 and December 31, 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

March 31, 2017	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$194,896	$4,562	$4,656	$310	$199,552	$4,872
Mortgage backed securities	114,363	3,314	23,050	527	137,413	3,841
State, County, Municipal	88,822	5,594	3,381	145	92,203	5,739

Total	$398,081	$13,470	$31,087	$982	$429,168	$14,452

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
Obligations of U.S. government agencies	$195,363	$6,753	$4,604	$362	$199,967	$7,115
Mortgage backed securities	117,438	4,183	24,353	658	141,791	4,841
State, County, Municipal	95,088	6,663	3,092	188	98,180	6,851

Total	$407,889	$17,599	$32,049	$1,208	$439,938	$18,807

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at March 31, 2017 nor at December 31, 2016.

Note 7.	Loans

The composition of net loans (in thousands) at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$26,757	$23,793
Farmland	17,288	18,175
1-4 Family Mortgages	96,040	97,812
Commercial Real Estate	178,466	180,880

Total Real Estate Loans	318,551	320,660

Business Loans:
Commercial and Industrial Loans	55,728	53,761
Farm Production and Other Farm Loans	866	765

Total Business Loans	56,594	54,526

Consumer Loans:
Credit Cards	1,125	1,156
Other Consumer Loans	17,063	18,310

Total Consumer Loans	18,188	19,466

Total Gross Loans	393,333	394,652

Unearned Income	(448)	(601)
Allowance for Loan Losses	(3,702)	(3,903)

Loans, net	$389,183	$390,148

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$128	$133
Farmland	298	234
1-4 Family Mortgages	2,246	1,954
Commercial Real Estate	6,061	6,293

Total Real Estate Loans	8,733	8,614

Business Loans:
Commercial and Industrial Loans	153	239

Total Business Loans	153	239

Consumer Loans:
Other Consumer Loans	100	26

Total Consumer Loans	100	26

Total Nonaccrual Loans	$8,986	$8,879

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2017, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$151	$78	$229	$26,528	$26,757	$—
Farmland	358	62	420	16,868	17,288	—
1-4 Family Mortgages	1,782	208	1,990	94,050	96,040	1
Commercial Real Estate	1,601	305	1,906	176,560	178,466	15

Total Real Estate Loans	3,892	653	4,545	314,006	318,551	16

Business Loans:
Commercial and Industrial Loans	207	61	268	55,460	55,728	—
Farm Production and Other Farm Loans	9	—	9	857	866	—

Total Business Loans	216	61	277	56,317	56,594	—

Consumer Loans:
Credit Cards	17	5	22	1,103	1,125	5
Other Consumer Loans	485	43	528	16,535	17,063	43

Total Consumer Loans	502	48	550	17,638	18,188	48

Total Loans	$4,610	$762	$5,372	$387,961	$393,333	$64

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2016 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$208	$78	$286	$23,507	$23,793	$—
Farmland	584	65	649	17,526	18,175	—
1-4 Family Mortgages	2,993	596	3,589	94,223	97,812	179
Commercial Real Estate	903	185	1,088	179,792	180,880	—

Total Real Estate Loans	4,688	924	5,612	315,048	320,660	179

Business Loans:
Commercial and Industrial Loans	66	186	252	53,509	53,761	—
Farm Production and Other Farm Loans	—	—	—	765	765	—

Total Business Loans	66	186	252	54,274	54,526	—

Consumer Loans:
Credit Cards	7	3	10	1,146	1,156	3
Other Consumer Loans	788	27	815	17,495	18,310	27

Total Consumer Loans	795	30	825	18,641	19,466	30

Total Loans	$5,549	$1,140	$6,689	$387,963	$394,652	$209

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

Impaired loans (in thousands) as of March 31, 2017, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	14
1-4 Family Mortgages	684	—	684	684	171	211
Commercial Real Estate	5,241	—	5,241	5,241	479	474

Total Real Estate Loans	5,925	—	5,925	5,925	650	699

Business Loans:
Commercial and Industrial Loans	61	—	61	61	61	50
Farm Production and Other Farm Loans	—	—	—	—	—	—

Total Business Loans	61	—	61	61	61	50

Total Loans	$5,986	$—	$5,986	$5,986	$711	$749

Impaired loans (in thousands) as of December 31, 2016, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$43
Farmland	163	—	163	163	28	87
1-4 Family Mortgages	1,448	—	1,448	1,448	252	218
Commercial Real Estate	5,327	—	5,327	5,327	469	1,577

Total Real Estate Loans	6,938	—	6,938	6,938	749	1,925

Business Loans:
Commercial and Industrial Loans	126	—	126	126	38	19
Farm Production and Other Farm Loans	—	—	—	—	—	—

Total Business Loans	126	—	126	126	38	19

Total Loans	$7,064	$—	$7,064	$7,064	$787	$1,944

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
March 31, 2017	Loans	Investment	Investment

Commercial real estate	3	$4,871	$3,272

Total	3	$4,871	$3,272

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2016	Loans	Investment	Investment

Commercial real estate	3	$4,871	$3,288

Total	3	$4,871	$3,288

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2017	3	$3,288
Reductions due to:
Principal paydowns		(16)

Total at March 31, 2017	3	$3,272

The allocated allowance for loan losses attributable to restructured loans was $174,274 at March 31, 2017 and December 31, 2016. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of March 31, 2017.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2017.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2017:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$26,082	$333	$342	$—	$—	$26,757
Farmland	15,780	604	904	—	—	17,288
1-4 Family Mortgages	84,941	2,116	8,983	—	—	96,040
Commercial Real Estate	159,175	11,089	8,202	—	—	178,466

Total Real Estate Loans	285,978	14,142	18,431	—	—	318,551

Business Loans:
Commercial and Industrial Loans	54,004	1,459	204	—	61	55,728
Farm Production and Other Farm Loans	832	25	9	—	—	866

Total Business Loans	54,836	1,484	213	—	61	56,594

Consumer Loans:
Credit Cards	1,120	—	5	—	—	1,125
Other Consumer Loans	16,692	70	300	1	—	17,063

Total Consumer Loans	17,812	70	305	1	—	18,188

Total Loans	$358,626	$15,696	$18,949	$1	$61	$393,333

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2016:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$23,038	$186	$569	$—	$—	$23,793
Farmland	16,448	776	951	—	—	18,175
1-4 Family Mortgages	86,043	1,754	10,015	—	—	97,812
Commercial Real Estate	161,323	11,072	8,485	—	—	180,880

Total Real Estate Loans	286,852	13,788	20,020	—	—	320,660
Business Loans:
Commercial and Industrial Loans	51,985	1,427	349	—	—	53,761
Farm Production and Other Farm Loans	727	28	10	—	—	765

Total Business Loans	52,712	1,455	359	—	—	54,526
Consumer Loans:
Credit Cards	1,153	—	3	—	—	1,156
Other Consumer Loans	18,027	149	132	2	—	18,310

Total Consumer Loans	19,180	149	135	2	—	19,466

Total Loans	$358,744	$15,392	$20,514	$2	$—	$394,652

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

	Real	Business
March 31, 2017	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
Provision for possible loan losses	(282,820)	175,477	(43,877)	(151,220)
Chargeoffs	4,107	67,850	12,046	84,003
Recoveries	12,465	254	21,622	34,341

Net chargeoffs	(8,358)	67,596	(9,576)	49,662

Ending Balance	$2,842,672	$365,435	$493,807	$3,701,914

Period end allowance allocated to:
Loans individually evaluated for impairment	$649,449	$61,288	$—	$710,737
Loans collectively evaluated for impairment	2,193,223	304,147	493,807	2,991,177

Ending Balance, March 31, 2017	$2,842,672	$365,435	$493,807	$3,701,914

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

	Real	Business
March 31, 2016	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
Provision for possible loan losses	(5,593)	(39,517)	105,608	60,498
Chargeoffs	1,557,871	79	12,361	1,570,311
Recoveries	8,806	6,005	30,041	44,852

Net chargeoffs	1,549,065	(5,926)	(17,680)	1,525,459

Ending Balance	$3,684,237	$609,657	$714,848	$5,008,742

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,379,937	$—	$—	$1,379,937
Loans collectively evaluated for impairment	2,304,300	609,657	714,848	3,628,805

Ending Balance, March 31, 2016	$3,684,237	$609,657	$714,848	$5,008,742

The Corporation’s recorded investment in loans as of March 31, 2017 and December 31, 2016 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2017	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$5,925	$61	$—	$5,986
Loans collectively evaluated for general impairment	312,626	56,533	18,188	387,347

	$318,551	$56,594	$18,188	$393,333

	Real	Business
December 31, 2016	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$6,938	$126	$—	$7,064
Loans collectively evaluated for general impairment	313,722	54,400	19,466	387,588

	$320,660	$54,526	$19,466	$394,652

Note 8.	Fair Value of Financial Instruments

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$199,552,252	$—	$199,552,252
Mortgage-backed securities	—	143,565,587	—	143,565,587
State, county and municipal obligations	—	143,837,423	—	143,837,423
Other investments	—	—	2,985,759	2,985,759

Total	$—	$486,955,262	$2,985,759	$489,941,021

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$199,966,608	$—	$199,966,608
Mortgage-backed securities	—	148,264,710	—	148,264,710
State, county and municipal obligations	—	144,922,150	—	144,922,150
Other investments	—	—	2,971,106	2,971,106

Total	$—	$493,153,468	$2,971,106	$496,124,574

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs
	(Level 3)
	Structured Financial Product
	As of March 31,
	2017	2016
Beginning Balance	$2,971,106	$2,915,709

Principal payments received	(4,466)	(15,190)
Unrealized gains included in other comprehensive income	19,119	25,668

Ending Balance	$2,985,759	$2,926,187

The Corporation recorded no gains or losses in earnings for the period ended March 31, 2017 or December 31, 2016 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

The following table presents information as of March 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$2,985,759	Discounted cash flows	Default rate	0-100%

For assets measured at fair value on a nonrecurring basis during 2017 that were still held on the Corporation’s balance sheet at March 31, 2017, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$2,515,509	$2,515,509
Other real estate owned	—	—	1,413,700	1,413,700

Total	$—	$—	$3,929,209	$3,929,209

The following table presents information as of March 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$2,515,509	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

OREO	1,413,700	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

For assets measured at fair value on a nonrecurring basis during 2016 that were still held on the Corporation’s balance sheet at December 31, 2016, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$3,591,516	$3,591,516
Other real estate owned	—	—	1,893,949	1,893,949

Total	$—	$—	$5,485,465	$5,485,465

Impaired loans with a carrying value of $5,985,642 and $7,064,185 had an allocated allowance for loan losses of $710,737 and $786,893 at March 31, 2017 and December 31, 2016, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lien, sometimes referred to as other real estate owned (“OREO”) acquired during the three-month period ended March 31, 2017, and recorded at fair value, less costs to sell, was $11,200, of which $0 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2016 and recorded at fair value, less costs to sell, was $2,187,125. There were $220,419 in additional writedowns during 2016 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2017:

		Fair Value Measurements Using:
March 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$27,706,912	$27,706,912	$—	$—	$27,706,912
Interest bearing deposits with banks	73,714,719	73,714,719	—	—	73,714,719
Securities available-for-sale	489,941,021	—	486,955,262	2,985,759	489,941,021
Net loans	389,183,439	—	—	389,851,680	389,851,680

Financial liabilities
Deposits	$789,214,876	$595,106,483	$—	$194,261,809	$789,368,292
Federal Home Loan Bank advances	20,000,000	—	—	20,214,525	20,214,525
Securities Sold under Agreement to Repurchase	141,098,287	141,098,287	—	—	141,098,287

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2016:

December 31, 2016	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,688,557	$21,688,557	$—	$—	$21,688,557
Interest bearing deposits with banks	48,603,182	48,603,182	—	—	48,603,182
Securities available-for-sale	496,124,574	—	493,153,468	2,971,106	496,124,574
Net loans	390,148,343	—	—	391,106,337	391,106,337

Financial liabilities
Deposits	$760,152,340	$563,440,632	$—	$196,859,851	$760,300,483
Federal Home Loan Bank advances	20,000,000	—	—	20,283,999	20,283,999
Securities Sold under Agreement to Repurchase	150,282,913	150,282,913	—	—	150,282,913

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. The ASU only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases. The current accounting model for leases distinguishes between capital leases, which are recognized on-

balance sheet, and operating leases, which are not. Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases. Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities. The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Management is currently evaluating the impact ASU 2016-02 will have on the Company’s financial position and results of operations.

In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities due to market participants pricing securities to the call date that produces the worst yield when the coupon is above current market rates, and pricing securities to maturity when the coupon is below market rates in anticipation that the borrower will act in its economic best interest. Therefore, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. ASU 2017-08 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Management is currently evaluating the impact ASU 2017-08 will have on the Company’s financial position and results of operations.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2017, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1.048 billion and total deposits of $789.2 million

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2017, was 39.23% and at December 31, 2016, was 37.64%. The increase was due to an increase in short term marketable assets at March 31, 2017. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $789,214,876 at March 31, 2017, and $760,152,340 at December 31, 2016. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $489,941,021 invested in available-for-sale investment securities at March 31, 2017, and $496,124,574 at December 31, 2016. This decrease is due to matured or called funds in the available-for-sale classification not being fully re-invested. The Corporation also had $73,714,719 in interest bearing deposits at other banks at March 31, 2017 and $48,603,182 at December 31, 2016. The increase in interest bearing deposits was the result of long term investments being called or matured. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both March 31, 2017 and December 31, 2016. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2017, the Corporation had unused and available $94,291,995 of its line of credit with the FHLB and at December 31, 2016, the Corporation had unused and available $123,592,789 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2016 to March 31, 2017, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had no federal funds purchased as of both March 31, 2017 and December 31, 2016. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $88,218,142 at March 31, 2107, as compared to $85,059,395 at December 31, 2016. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in the amount of earnings in excess of dividends paid. The market value adjustment, which was an increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $1,172,899, or $0.24 per share, during the three-month period ended March 31, 2017 compared to $0.24 per share for the same period in 2016.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2017, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Citizens Holding Company
Tier 1 leverage ratio	$93,026	9.34%	$49,803	5.00%	$39,842	4.00%
Common Equity tier 1 capital ratio	93,026	9.34%	64,744	6.50%	44,823	4.50%
Tier 1 risk-based capital ratio	93,026	17.88%	41,633	8.00%	31,225	6.00%
Total risk-based capital ratio	96,728	18.59%	52,041	10.00%	41,633	8.00%

December 31, 2016
Citizens Holding Company
Tier 1 leverage ratio	$92,629	9.22%	$50,258	5.00%	$40,207	4.00%
Common Equity tier 1 capital ratio	92,629	9.22%	65,336	6.50%	45,232	4.50%
Tier 1 risk-based capital ratio	92,629	17.92%	41,354	8.00%	31,016	6.00%
Total risk-based capital ratio	96,532	18.67%	51,693	10.00%	41,354	8.00%

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies”, such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Company and the Bank were required to comply with the final Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased-in:

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

Management believes that, as of March 31, 2017, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2017	2016

Interest Income, including fees	$7,469,077	$7,579,734
Interest Expense	807,447	769,060

Net Interest Income	6,661,630	6,810,674
Provision for Loan Losses	(151,220)	60,498

Net Interest Income after
Provision for Loan Losses	6,812,850	6,750,176
Other Income	1,934,260	1,815,688
Other Expense	7,109,156	6,644,315

Income Before Provision For
Income Taxes	1,637,954	1,921,549
Provision for Income Taxes	200,629	395,379

Net Income	$1,437,325	$1,526,170

Net Income Per share - Basic	$0.29	$0.31

Net Income Per Share-Diluted	$0.29	$0.31

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 6.67% for the three months ended March 31, 2017, and 7.69% for the corresponding period in 2016.

Book value per share increased to $18.05 at March 31, 2017, compared to $17.42 at December 31, 2016. The increase in book value per share reflects the amount of earnings in excess of dividends and a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2017, were $999,205,548 compared to $996,266,145 for the year ended December 31, 2016. This increase was due mainly to an increase in interest bearing due from bank accounts offset by a decrease in available-for-sale securities.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.03% for the quarter ended March 31, 2017 compared to 3.12% for the corresponding period of 2016. The decrease in net interest margin for the period ended March 31, 2017, when compared to the same period in 2016, was the result of the decrease in yields on earning assets and a small increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $918,570,792 for the three months ended March 31, 2017. This represents an increase of $17,581,088, or 2.0%, over average earning assets of $900,989,704 for the three months ended March 31, 2016. The increase in average earning assets for the three months ended March 31, 2017, is the result of an increase in interest bearing due from bank accounts offset by a decrease in loans and investment securities.

Interest bearing deposits averaged $618,886,173 for the three months ended March 31, 2017. This represents an increase of $600,804, or 0.1%, from the average of interest bearing deposits of $618,285,369 for the three months ended March 31, 2016. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $140,424,252 for the three months ended March 31, 2017. This represents an increase of $17,710,173, or 14.4%, over the other borrowed funds of $122,714,079 for the three months ended March 31, 2016. This increase in other borrowed funds was due to a $17,730,133 increase in the securities sold under agreements to repurchase partially offset by a $13,367 decrease in the Agribusiness Enterprise Loan Liability and a $6,593 decrease in Federal Funds Purchased for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016.

Net interest income was $6,661,630 for the three months ended March 31, 2017, a decrease of $202,697 from $6,810,674 for the three months ended March 31, 2016, primarily due to a decrease in interest rates paid on earning assets partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended March 31, 2017, the yields on earning assets decreased and the rates paid on deposits and borrowed funds increased from the same period in 2016. The yield on all interest-bearing assets decreased 8 basis points to 3.38% in the three months ended March 31, 2017 from 3.46% for the same period in 2016. At the same time, the rate paid on all interest-bearing liabilities for the three months ended March 31, 2017 increased 2 basis points to 0.43% from 0.41% in the same period in 2016. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended September 30,
	2017	2016
Interest and Fees	$4,568,079	$4,784,505
Average Gross Loans	394,251,976	419,804,332
Annualized Yield	4.63%	4.56%

The increase in interest rates on loan accounts in the three months ended March 31, 2017, reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)

BALANCES:
Gross Loans	$393,333,257	$394,051,139	$(717,882)	-0.18%
Allowance for Loan Losses	3,701,914	3,902,796	(200,882)	-5.15%
Nonaccrual Loans	8,986,666	8,879,393	107,273	1.21%
Ratios:
Allowance for loan losses to gross loans	0.94%	0.99%
Net loans charged off to allowance for loan losses	1.34%	64.21%

The provision for loan losses for the three months ended March 31, 2017 was negative $151,220, a decrease of $211,718 from the $60,498 provision for the same period in 2016. The change in the Corporation’s loan loss provisions for the three months ended March 31, 2017 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended March 31, 2017, net loan losses charged to the allowance for loan losses totaled $49,663, a decrease of $1,475,796 from the $1,525,459 charged off in the same period in 2016. The decrease was mainly due to a charge off in 2016 on a single loan in the amount of $1,523,401 on commercial real estate for which the Corporation had previously provided a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2017 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2017 was $1,934,260, an increase of $118,572, or 6.5%, from $1,815,688 the same period in 2016. Service charges on deposit accounts were $1,042,031 in the three months ended March 31, 2017, compared to $886,804 for the same period in 2016. Other service charges and fees increased by $30,350, or 5.2%, to $616,772 in the three months ended March 31, 2017, compared to $586,422 for the same period in 2016. Other operating income not derived from service charges or fees decreased $67,005, or 19.6% to $275,457 in the three months ended March 31, 2017, compared to $342,462 for the same period in 2016. This decrease was due mainly to a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months
	Ended March 31,
Other operating income	2017	2016

BOLI Insurance	$120,000	$136,000
Mortgage Loan Origination Income	65,140	99,816
Other Income	90,317	106,646

Total Other Income	$275,457	$342,462

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2017 and 2016 were $7,109,156 and $6,644,315, respectively, an increase of $464,841 or 7.0%. Salaries and benefits increased to $3,663,804 for the three months ended March 31, 2017, from $3,402,318 for the same period in 2016. Occupancy expense decreased by $18,961, or 1.4%, to $1,310,243 for the three months ended March 31, 2017, compared to $1,329,204 for the same period of 2016. Other operating expenses increased by $222,316 to $2,135,109 for the three months ended March 31, 2017, compared to $1,912,793 for the same period of 2016. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months
	ended March 31,
Other Operating Expense	2017	2016

Advertising	210,458	252,562
Office Supplies	196,546	157,783
Legal and Audit Fees	137,069	112,897
Telephone expense	153,116	100,715
Postage and Freight	130,934	130,506
Loan Collection Expense	40,639	44,710
Other Losses	157,011	166,729
Regulatory and related expense	119,757	209,321
Debit Card/ATM expense	93,502	88,520
Travel and Convention	70,816	76,521
Other expenses	825,261	572,529

Total Other Expense	$2,135,109	$1,912,793

The Corporation’s efficiency ratio for the three months ended March 31, 2017 was 79.49%, compared to 74.89% for the same period in 2016. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)

Cash and Due From Banks	$27,706,912	$21,688,557	$6,018,355	27.75%
Interest Bearing deposits with Other Banks	73,714,719	48,603,182	25,111,537	51.67%
Investment Securities	489,941,021	496,124,574	(6,183,553)	-1.25%
Loans, net	389,183,439	390,148,343	(964,904)	-0.25%
Premises and Equipment	19,451,561	18,664,084	787,477	4.22%
Total Assets	1,048,008,748	1,025,211,907	22,796,841	2.22%

Total Deposits	789,214,876	760,152,340	29,062,536	3.82%

Total Shareholders’ Equity	88,218,142	85,059,395	3,158,747	3.71%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2017 was $27,706,912, which was an increase of $6,018,355 from the balance of $21,688,557 at December 31, 2016. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at March 31, 2017, decreased by $6,183,553, or 1.3%, to $489,941,021 from $496,124,574 at December 31, 2016. This decrease was due to maturities and calls of mortgage backed securities, agency and state county and municipal securities in excess of purchases, partially offset by changes in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $964,904 during the three months ended March 31, 2017, to $389,183,439 from $390,148,343 at December 31, 2016. Loan demand weakened, especially in business loan and consumer loan categories, and competition for available loans continued to be strong during the three months ended March 31, 2017. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2017, the Corporation’s premises and equipment increased by $787,477, or 4.2%, to $19,451,561 from $18,664,084 at December 31, 2016. The increase was due to costs related to the new branch construction in Biloxi in excess of depreciation expense for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)

Noninterest-Bearing Deposits	$154,378,785	$149,512,941	$4,865,844	3.25%
Interest-Bearing Deposits	364,334,436	340,180,286	24,154,150	7.10%
Savings Deposits	76,393,262	73,745,005	2,648,257	3.59%
Certificates of Deposit	194,108,393	196,714,108	(2,605,715)	-1.32%

Total deposits	$789,214,876	$760,152,340	$29,062,536	3.82%

Interest-bearing and noninterest-bearing deposits and savings increased while certificates of deposit decreased during the three months ended March 31, 2017. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2017, the Corporation had approximately $3.7 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, which the Corporation filed with the Securities and Exchange Commission on March 15, 2017. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, the Corporation’s quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2016.

ITEM 6.	EXHIBITS.

Exhibits

3(a)	Restated Articles of Incorporation of Citizens Holding Company.

3(b)	Restated Bylaws of Citizens Holding Company.

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	Financial Statements submitted in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: May 10, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(a)	Restated Articles of Incorporation of Citizens Holding Company.

3(b)	Restated Bylaws of Citizens Holding Company.

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	Financial Statements submitted in XBRL format.