Form 10-Q
period 2017-06-30
CITIZENS HOLDING CO /MS/
filed 2017-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

64-0666512
Mississippi
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

601-656-4692

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2017:

Title	Outstanding
Common Stock, $0.20 par value	4,894,579

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CONDITION

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Cash and due from banks	$22,069,985	$21,688,557
Interest bearing deposits with other banks	8,808,771	48,603,182
Investment securities available for sale, at fair value	530,384,795	496,124,574
Loans, net of allowance for loan losses of $3,506,006 in 2017 and $3,902,796 in 2016	389,752,962	390,148,343
Premises and equipment, net	20,327,564	18,664,084
Other real estate owned, net	4,174,291	4,443,010
Accrued interest receivable	4,458,021	4,720,189
Cash surrender value of life insurance	24,208,744	23,890,333
Deferred tax assets, net	6,615,240	10,634,669
Other assets	6,763,296	6,294,966

TOTAL ASSETS	$1,017,563,669	$1,025,211,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$157,178,027	$149,512,941
Interest-bearing NOW and money market accounts	355,797,635	340,180,286
Savings deposits	75,709,757	73,745,005
Certificates of deposit	191,240,555	196,714,108

Total deposits	779,925,974	760,152,340
Securities sold under agreement to repurchase	115,257,364	150,282,913
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	219,684	199,368
Deferred compensation payable	8,409,938	8,209,427
Other liabilities	955,437	1,308,464

Total liabilities	924,768,397	940,152,512
SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,894,579 shares issued and outstanding at June 30, 2017 and 4,882,579 shares issued and outstanding at December 31, 2016	977,416	976,516
Additional paid-in capital	4,014,552	3,802,204
Retained earnings	91,872,869	90,999,689
Accumulated other comprehensive loss, net of tax benefit of $2,420,970 in 2017 and $6,376,702 in 2016	(4,069,565)	(10,719,014)

Total shareholders’ equity	92,795,272	85,059,395

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,017,563,669	$1,025,211,907

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$4,863,971	$4,734,009	$9,432,050	$9,518,514
Investment securities	2,919,236	2,851,856	5,751,687	5,567,586
Other interest	59,086	39,469	127,633	118,968

Total interest income	7,842,293	7,625,334	15,311,370	15,205,068
INTEREST EXPENSE
Deposits	486,003	450,400	963,645	918,858
Other borrowed funds	343,814	304,677	673,619	605,279

Total interest expense	829,817	755,077	1,637,264	1,524,137

NET INTEREST INCOME	7,012,476	6,870,257	13,674,106	13,680,931
(REVERSAL OF) PROVISION FOR LOAN LOSSES	(29,586)	(147,048)	(180,806)	(86,550)

NET INTEREST INCOME AFTER REVERSAL OF PROVISION FOR LOAN LOSSES	7,042,062	7,017,305	13,854,912	13,767,481
OTHER INCOME
Service charges on deposit accounts	1,019,372	898,500	2,061,403	1,785,304
Other service charges and fees	673,471	607,075	1,290,243	1,193,497
Other operating income	430,349	402,564	705,806	745,026

Total other income	2,123,192	1,908,139	4,057,452	3,723,827

OTHER EXPENSES
Salaries and employee benefits	3,745,433	3,478,227	7,409,237	6,880,545
Occupancy expense	1,338,630	1,208,043	2,648,873	2,537,247
Other operating expense	1,826,548	1,969,199	3,961,657	3,881,992

Total other expenses	6,910,611	6,655,469	14,019,767	13,299,784

INCOME BEFORE PROVISION FOR INCOME TAXES	2,254,643	2,269,975	3,892,597	4,191,524
PROVISION FOR INCOME TAXES	471,190	490,972	671,819	886,351

NET INCOME	$1,783,453	$1,779,003	$3,220,778	$3,305,173

NET INCOME PER SHARE -Basic	$0.37	$0.36	$0.66	$0.68

-Diluted	$0.36	$0.36	$0.66	$0.68

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Net income	$1,783,453	$1,779,003	$3,220,778	$3,305,173
Other comprehensive income
Securities available-for-sale
Unrealized holding gains	6,111,996	1,582,722	10,516,085	3,438,926
Income tax effect	(2,279,774)	(590,356)	(3,922,499)	(1,282,720)

	3,832,222	992,366	6,593,586	2,156,206
Securities transferred from available-for-sale to held-to-maturity Amortization of net unrealized losses during the period	—	4,290,703	—	5,121,791
Income tax effect	—	(1,600,432)	—	(1,910,428)

	—	2,690,271	—	3,211,363
Rclassification adjustment for gains included in net income	89,096	37,138	89,096	37,138
Income tax effect	(33,233)	(13,852)	(33,233)	(13,852)

	55,863	23,286	55,863	23,286

Total other comprehensive income	3,888,085	3,705,923	6,649,449	5,390,855

Comprehensive income	$5,671,538	$5,484,926	$9,870,227	$8,696,028

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$4,972,412	$8,616,338
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	21,382,709	78,985,873
Proceeds from maturities and calls of securities held to maturity	—	83,610,623
Proceeds from sale of investment securities	24,502,095	764,023
Purchases of investment securities available for sale	(70,927,550)	(245,686,783)
Purchases of bank premises and equipment	(2,139,487)	(135,472)
Decrease in interest bearing deposits with other banks	39,794,411	24,810,635
Purchase of Federal Home Loan Bank Stock	(498,700)	(3,600)
Proceeds from sale of other real estate	127,722	523,593
Net decrease in loans	677,105	25,458,678

Net cash provided by (used by) investing activities	12,918,305	(31,672,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,771,233	26,253,812
Net change in securities sold under agreement to repurchase	(35,025,549)	8,531,294
Exercise of stock options	92,625	—
Payment of dividends	(2,347,598)	(2,342,267)

Net cash (used by) provided by financing activities	(17,509,289)	32,442,839

Net increase in cash and due from banks	381,428	9,386,747
Cash and due from banks, beginning of period	21,688,557	14,947,690

Cash and due from banks, end of period	$22,069,985	$24,334,437

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2017

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2017, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $38,011,770 compared to an aggregate unused balance of $37,194,220 at December 31, 2016. There were $3,381,680 of letters of credit outstanding at June 30, 2017 and $3,456,180 at December 31, 2016. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share—basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share—diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	4,878,986	4,880,568	4,874,565	4,877,824
Dilutive effect of granted options	11,064	5,383	18,777	7,398

Diluted weighted average shares outstanding	4,890,050	4,885,951	4,893,342	4,885,222

Net income	$1,783,453	$1,779,003	$3,220,778	$3,305,173
Net income per share-basic	$0.37	$0.36	$0.66	$0.68
Net income per share-diluted	$0.36	$0.36	$0.66	$0.68

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

The following table is a summary of the stock option activity for the six months ended June 30, 2017.

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2016	78,000	$21.08	—	$—
Granted	—	—	—	—
Exercised	(6,000)	20.94	—	—
Expired	(9,000)	22.00	—	—

Outstanding at June 30, 2017	63,000	$20.96	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at June 30, 2017, was $317,520 and since there were no options granted under the 2013 Plan during the three-month period ended June 30, 2017, the current intrinsic value for the 2013 Plan at June 30, 2017 is $0, for an aggregate intrinsic value at June 30, 2017, of $317,520.

During the quarter ended June 30, 2017, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 26, 2018 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $180,225 and will be recognized over the one-year vesting period at a cost of $15,018 per month less deferred taxes of $5,602 per month. Also during the quarter ended June 30, 2017, there were 1,500 shares of restricted stock that vested pursuant to an incentive plan for senior management.

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

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$269,073,734	$11,137	$2,579,561	$266,505,310
Mortgage backed securities	141,819,876	340,223	2,662,175	139,497,924
State, County, Municipals	123,116,426	1,275,553	3,015,760	121,376,219
Other investments	2,865,294	140,048	—	3,005,342

Total	$536,875,330	$1,766,961	$8,257,496	$530,384,795

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$207,080,794	$—	$7,114,186	$199,966,608
Mortgage backed securities	152,765,924	340,419	4,841,633	148,264,710
State, County, Municipals	150,503,811	1,269,356	6,851,017	144,922,150
Other investments	2,869,761	101,345	—	2,971,106

Total	$513,220,290	$1,711,120	$18,806,836	$496,124,574

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2017		December 31, 2016
Available-for-sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,043,120	$2,047,897	$6,333,181	$6,370,921
Due after one year through five years	98,946,402	98,594,074	30,059,503	30,278,557
Due after five years through ten years	111,565,047	111,207,464	126,336,589	122,562,724
Due after ten years	324,320,761	318,535,360	350,491,017	336,912,372

Total	$536,875,330	$530,384,795	$513,220,290	$496,124,574

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2017 and December 31, 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2017	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$212,224	$2,413	$10,151	$167	$222,375	$2,580
Mortgage backed securities	106,668	2,219	21,920	443	128,588	2,662
State, County, Municipal	38,996	1,651	31,398	1,365	70,394	3,016

Total	$357,888	$6,283	$63,469	$1,975	$421,357	$8,258

December 31, 2016	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$195,363	$6,753	$4,604	$362	$199,967	$7,115
Mortgage backed securities	117,438	4,183	24,353	658	141,791	4,841
State, County, Municipal	95,088	6,663	3,092	188	98,180	6,851

Total	$407,889	$17,599	$32,049	$1,208	$439,938	$18,807

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at June 30, 2017 nor at December 31, 2016.

Note 7. Loans

The composition of net loans (in thousands) at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$29,297	$23,793
Farmland	17,232	18,175
1-4 Family Mortgages	95,594	97,812
Commercial Real Estate	180,665	180,880

Total Real Estate Loans	322,788	320,660
Business Loans:
Commercial and Industrial Loans	52,785	53,761
Farm Production and Other Farm Loans	825	765

Total Business Loans	53,610	54,526
Consumer Loans:
Credit Cards	1,175	1,156
Other Consumer Loans	16,029	18,310

Total Consumer Loans	17,204	19,466

Total Gross Loans	393,602	394,652
Unearned Income	(343)	(601)
Allowance for Loan Losses	(3,506)	(3,903)

Loans, net	$389,753	$390,148

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$45	$133
Farmland	275	234
1-4 Family Mortgages	2,071	1,954
Commercial Real Estate	5,121	6,293

Total Real Estate Loans	7,512	8,614
Business Loans:
Commercial and Industrial Loans	109	239

Total Business Loans	109	239
Consumer Loans:
Other Consumer Loans	103	26

Total Consumer Loans	103	26

Total Nonaccrual Loans	$7,724	$8,879

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2017, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$216	$—	$216	$29,081	$29,297	$—
Farmland	557	162	719	16,513	17,232	111
1-4 Family Mortgages	2,337	249	2,586	93,008	95,594	—
Commercial Real Estate	3,352	553	3,905	176,760	180,665	—

Total Real Estate Loans	6,462	964	7,426	315,362	322,788	111
Business Loans:
Commercial and Industrial Loans	455	89	544	52,241	52,785	—
Farm Production and Other Farm Loans	19	—	19	806	825	—

Total Business Loans	474	89	563	53,047	53,610	—
Consumer Loans:
Credit Cards	5	—	5	1,170	1,175	—
Other Consumer Loans	566	17	583	15,446	16,029	17

Total Consumer Loans	571	17	588	16,616	17,204	17

Total Loans	$7,507	$1,070	$8,577	$385,025	$393,602	$128

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2016 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$208	$78	$286	$23,507	$23,793	$—
Farmland	584	65	649	17,526	18,175	—
1-4 Family Mortgages	2,993	596	3,589	94,223	97,812	179
Commercial Real Estate	903	185	1,088	179,792	180,880	—

Total Real Estate Loans	4,688	924	5,612	315,048	320,660	179
Business Loans:
Commercial and Industrial Loans	66	186	252	53,509	53,761	—
Farm Production and Other Farm Loans	—	—	—	765	765	—

Total Business Loans	66	186	252	54,274	54,526	—
Consumer Loans:
Credit Cards	7	3	10	1,146	1,156	3
Other Consumer Loans	788	27	815	17,495	18,310	27

Total Consumer Loans	795	30	825	18,641	19,466	30

Total Loans	$5,549	$1,140	$6,689	$387,963	$394,652	$209

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

Impaired loans (in thousands) as of June 30, 2017, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
Farmland	$—	$—	$—	$—	$—	$7
1-4 Family Mortgages	478	—	478	478	145	198
Commercial Real Estate	4,211	—	4,211	4,211	403	436

Total Real Estate Loans	4,689	—	4,689	4,689	548	641
Business Loans:
Commercial and Industrial Loans	—	—	—	—	—	30

Total Business Loans	—	—	—	—	—	30
Total Loans	$4,689	$—	$4,689	$4,689	$548	$671

Impaired loans (in thousands) as of December 31, 2016, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$43
Farmland	163	—	163	163	28	87
1-4 Family Mortgages	1,448	—	1,448	1,448	252	218
Commercial Real Estate	5,327	—	5,327	5,327	469	1,577

Total Real Estate Loans	6,938	—	6,938	6,938	749	1,925
Business Loans:
Commercial and Industrial Loans	126	—	126	126	38	19

Total Business Loans	126	—	126	126	38	19
Total Loans	$7,064	$—	$7,064	$7,064	$787	$1,944

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
June 30, 2017		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,234

Total	3	$4,871	$3,234

		Pre-Modification	Post-Modification
December 31, 2016		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,288

Total	3	$4,871	$3,288

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2017	3	$3,288
Reductions due to:
Principal paydowns		(54)

Total at June 30, 2017	3	$3,234

The allocated allowance for loan losses attributable to restructured loans was $174,274 at June 30, 2017 and December 31, 2016. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of June 30, 2017.

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

Grade 3. AVERAGE RISK—This is the rating assigned to the majority of the loans held by the Corporation. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.

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

Grade 6. OTHER LOANS ESPECIALLY MENTIONED (“OLEM”)—Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.

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

Grade 9. LOSS—Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Also included in this classification is the defined loss portion of loans rated substandard assets and doubtful assets.

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2017.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2017:

		Special
	Satisfactory	Memtion	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$28,706	$337	$254	$—	$—	$29,297
Farmland	15,770	616	846	—	—	17,232
1-4 Family Mortgages	84,721	2,292	8,581	—	—	95,594
Commercial Real Estate	162,097	11,338	7,230	—	—	180,665

Total Real Estate Loans	291,294	14,583	16,911	—	—	322,788
Business Loans:
Commercial and Industrial Loans	51,179	1,403	203	—	—	52,785
Farm Production and Other Farm Loans	795	21	9	—	—	825

Total Business Loans	51,974	1,424	212	—	—	53,610
Consumer Loans:
Credit Cards	1,175	—	—	—	—	1,175
Other Consumer Loans	15,658	63	308	—	—	16,029

Total Consumer Loans	16,833	63	308	—	—	17,204

Total Loans	$360,101	$16,070	$17,431	$—	$—	$393,602

Prior period loan grades

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2016:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$23,038	$186	$569	$—	$—	$23,793
Farmland	16,448	776	951	—	—	18,175
1-4 Family Mortgages	86,043	1,754	10,015	—	—	97,812
Commercial Real Estate	161,323	11,072	8,485	—	—	180,880

Total Real Estate Loans	286,852	13,788	20,020	—	—	320,660
Business Loans:
Commercial and Industrial Loans	51,985	1,427	349	—	—	53,761
Farm Production and Other Farm Loans	727	28	10	—	—	765

Total Business Loans	52,712	1,455	359	—	—	54,526
Consumer Loans:
Credit Cards	1,153	—	3	—	—	1,156
Other Consumer Loans	18,027	149	132	2	—	18,310

Total Consumer Loans	19,180	149	135	2	—	19,466

Total Loans	$358,744	$15,392	$20,514	$2	$—	$394,652

The allowance for loan losses is established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017:

	Real	Business
June 30, 2017	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
Provision for possible loan losses	(271,448)	153,428	(62,786)	(180,806)
Chargeoffs	117,157	128,207	21,536	266,900
Recoveries	19,397	273	31,246	50,916

Net chargeoffs	97,760	127,934	(9,710)	215,984

Ending Balance	$2,747,926	$283,048	$475,032	$3,506,006

Period end allowance allocated to:
Loans individually evaluated for impairment	$547,621	$—	$—	$547,621
Loans collectively evaluated for impairment	2,200,305	283,048	475,032	2,958,385

Ending Balance, June 30, 2017	$2,747,926	$283,048	$475,032	$3,506,006

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016:

	Real	Business
June 30, 2016	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
Provision for possible loan losses	56,753	(149,791)	6,488	(86,550)
Chargeoffs	1,630,226	80	29,639	1,659,945
Recoveries	21,844	9,685	50,258	81,787

Net chargeoffs	1,608,382	(9,605)	(20,619)	1,578,158

Ending Balance	$3,687,266	$503,062	$618,667	$4,808,995

Period end allowance allocated to:
Loans individually evaluated for impairment	$1,575,222	$—	$—	$1,575,222
Loans collectively evaluated for impairment	2,112,044	503,062	618,667	3,233,773

Ending Balance, June 30, 2016	$3,687,266	$503,062	$618,667	$4,808,995

The Corporation’s recorded investment in loans as of June 30, 2017 and December 31, 2016 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
June 30, 2017	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$4,688	$—	$—	$4,688
Loans collectively evaluated for general impairment	318,100	53,610	17,204	388,914

	$322,788	$53,610	$17,204	$393,602

	Real	Business
December 31, 2016	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$6,938	$126	$—	$7,064
Loans collectively evaluated for general impairment	313,722	54,400	19,466	387,588

	$320,660	$54,526	$19,466	$394,652

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$266,505,310	$—	$266,505,310
Mortgage-backed securities	—	139,497,924	—	139,497,924
State, county and municipal obligations	—	121,376,219	—	121,376,219
Other investments	—	—	3,005,342	3,005,342

Total	$—	$527,379,453	$3,005,342	$530,384,795

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$199,966,608	$—	$199,966,608
Mortgage-backed securities	—	148,264,710	—	148,264,710
State, county and municipal obligations	—	144,922,150	—	144,922,150
Other investments	—	—	2,971,106	2,971,106

Total	$—	$493,153,468	$2,971,106	$496,124,574

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs
	(Level 3)
	Structured Financial Product
	As of June 30,
	2017	2016
Beginning Balance	$2,971,106	$2,915,709
Principal payments received	(5,067)	(32,107)
Unrealized gains included in other comprehensive income	39,303	61,091

Ending Balance	$3,005,342	$2,944,693

The Corporation recorded no gains or losses in earnings for the period ended June 30, 2017 or December 31, 2016 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

The following table presents information as of June 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$3,005,342	Discounted cash flows	Default rate	0-100%

For assets measured at fair value on a nonrecurring basis during 2017 that were still held on the Corporation’s balance sheet at June 30, 2017, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$446,830	$446,830

Total	$—	$—	$446,830	$446,830

The following table presents information as of June 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$446,830	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $4,688,444 and $7,064,185 had an allocated allowance for loan losses of $547,621 and $786,893 at June 30, 2017 and December 31, 2016, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lien, sometimes referred to as other real estate owned (“OREO”) acquired during the six-month period ended June 30, 2017, and recorded at fair value, less costs to sell, was $11,200, of which $11,200 was acquired and sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2016 and recorded at fair value, less costs to sell, was $2,187,125. There were $220,419 in additional writedowns during 2016 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2017:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2017	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$22,069,985	$22,069,985	$—	$—	$22,069,985
Interest bearing deposits with banks	8,808,771	8,808,771	—	—	8,808,771
Securities available-for-sale	530,384,795	—	527,379,453	3,005,342	530,384,795
Net loans	389,752,962	—	—	390,400,582	390,400,582
Financial liabilities
Deposits	$779,925,974	$588,685,419	$—	$191,375,427	$780,060,846
Federal Home Loan Bank advances	20,000,000	—	—	20,130,400	20,130,400
Securities Sold under Agreement to Repurchase	115,257,364	115,257,364	—	—	115,257,364

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2016:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2016	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,688,557	$21,688,557	$—	$—	$21,688,557
Interest bearing deposits with banks	48,603,182	48,603,182	—	—	48,603,182
Securities available-for-sale	496,124,574	—	493,153,468	2,971,106	496,124,574
Net loans	390,148,343	—	—	391,106,337	391,106,337
Financial liabilities
Deposits	$760,152,340	$563,440,632	$—	$196,859,851	$760,300,483
Federal Home Loan Bank advances	20,000,000	—	—	20,283,999	20,283,999
Securities Sold under Agreement to Repurchase	150,282,913	150,282,913	—	—	150,282,913

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

The Corporation owns certain beneficial interests in one collateralized debt obligation secured by community bank trust preferred securities. These interests do not trade in a liquid market, and therefore, market quotes are not a reliable indicator of their ultimate realizability. The Corporation utilizes a discounted cash flow model using inputs of (1) market yields of trust-preferred securities as the discount rate and (2) expected cash flows which are estimated using assumptions related to defaults, deferrals and prepayments to determine the fair values of these beneficial interests. Many of the factors that adjust the timing and extent of cash flows are based on judgment and not directly observable in the markets. Therefore, these fair values are classified as Level 3 valuations for accounting and disclosure purposes. Since observable transactions in these securities are rare, the Corporation uses assumptions that a market participant would use in valuing these instruments. These assumptions primarily include cash flow estimates and market discount rates. The cash flow estimates are sensitive to the assumptions related to the ability of the issuers to pay the underlying trust preferred securities according to their terms. The market discount rates depend on transactions, which are rare given the lack of interest of investors in these types of beneficial interests.

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

Note 9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public business entities, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. The ASU only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases. The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not. Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases. Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities. The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Management is currently evaluating the impact ASU 2016-02 will have on the Company’s financial position and results of operations.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Subtopic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-09 will have on its financial position, results of operations and its financial statement disclosures.

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

The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the “Company”) and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of the Corporation. The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Quarterly Report.

OVERVIEW

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not have any subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2017, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1.018 billion and total deposits of $779.9 million

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2017, was 34.40% and at December 31, 2016, was 37.64%. The increase was due to an increase in short term marketable assets at June 30, 2017. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $779,925,974 at June 30, 2017, and $760,152,340 at December 31, 2016. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $530,384,795 invested in available-for-sale investment securities at June 30, 2017, and $496,124,574 at December 31, 2016. This increase is due to the Corporation investing its funds not needed for loan funding in longer term investments. The Corporation also had $8,808,771 in interest bearing deposits at other banks at June 30, 2017 and $48,603,182 at December 31, 2016. The decrease in interest bearing deposits was the result of these funds being invested in long term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both June 30, 2017 and December 31, 2016. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2017, the Corporation had unused and available $146,074,297 of its line of credit with the FHLB and at December 31, 2016, the Corporation had unused and available $123,592,789 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2016 to June 30, 2017, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had no federal funds purchased as of both June 30, 2017 and December 31, 2016. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $92,795,272 at June 30, 2017, as compared to $85,059,395 at December 31, 2016. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in earnings in excess of dividends paid. The market value adjustment, which was an increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $2,347,598, or $0.48 per share, during the six-month period ended June 30, 2017 compared to $0.48 per share for the same period in 2016.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2017, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Citizens Holding Company
Tier 1 leverage ratio	$93,595	9.23%	$50,688	5.00%	$40,551	4.00%
Common Equity tier 1 capital ratio	93,595	9.23%	65,895	6.50%	45,620	4.50%
Tier 1 risk-based capital ratio	93,595	18.51%	40,452	8.00%	30,339	6.00%
Total risk-based capital ratio	97,101	19.20%	50,564	10.00%	40,452	8.00%
December 31, 2016
Citizens Holding Company
Tier 1 leverage ratio	$92,629	9.22%	$50,258	5.00%	$40,207	4.00%
Common Equity tier 1 capital ratio	92,629	9.22%	65,336	6.50%	45,232	4.50%
Tier 1 risk-based capital ratio	92,629	17.92%	41,354	8.00%	31,016	6.00%
Total risk-based capital ratio	96,532	18.67%	51,693	10.00%	41,354	8.00%

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

Management believes that, as of June 30, 2017, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Interest Income, including fees	$7,842,293	$7,625,334	$15,311,370	$15,205,068
Interest Expense	829,817	755,077	1,637,264	1,524,137

Net Interest Income	7,012,476	6,870,257	13,674,106	13,680,931
Provision for Loan Losses	(29,586)	(147,048)	(180,806)	(86,550)

Net Interest Income after
Provision for Loan Losses	7,042,062	7,017,305	13,854,912	13,767,481
Other Income	2,123,192	1,908,139	4,057,452	3,723,827
Other Expense	6,910,611	6,655,469	14,019,767	13,299,784

Income Before Provision For Income Taxes	2,254,643	2,269,975	3,892,597	4,191,524
Provision for Income Taxes	471,190	490,972	671,819	886,351

Net Income	$1,783,453	$1,779,003	$3,220,778	$3,305,173

Net Income Per share—Basic	$0.37	$0.36	$0.66	$0.68

Net Income Per Share-Diluted	$0.36	$0.36	$0.66	$0.68

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 7.92% for the three months ended June 30, 2017, and 7.55% for the corresponding period in 2016. For the six months ended June 30, 2017, ROE was 7.31% compared to 7.28% for the six months ended June 30, 2016. In both instances, the increase in ROE was caused by the increase in equity balances for both periods.

Book value per share increased to $19.03 at June 30, 2017, compared to $17.42 at December 31, 2016. The increase in book value per share reflects earnings in excess of dividends and a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2017, were $1,008,110,806 compared to $996,266,145 for the year ended December 31, 2016. This increase was due mainly to an increase in available-for-sale securities offset by a decrease in interest bearing due from bank accounts.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.08% for the quarter ended June 30, 2017 compared to 3.12% for the corresponding period of 2016. For the six months ended June 30, 2017, annualized net interest margin was 3.06% compared to 3.12% for the six months ended June 30, 2016. The decrease in net interest margin for both periods ended June 30, 2017, when compared to the same periods in 2016, was the result of the decrease in yields on earning assets and a small increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $940,493,269 for the three months ended June 30, 2017. This represents an increase of $24,070,716, or 2.6%, over average earning assets of $916,422,553 for the three months ended June 30, 2016.    The increase in average earning assets for the three months ended June 30, 2017, is the result of an increase in investment securities offset by a decrease in loans and interest bearing due from bank accounts.

Interest bearing deposits averaged $624,847,268 for the three months ended June 30, 2017. This represents an increase of $308,276, or 0.1%, from the average of interest bearing deposits of $624,538,992 for the three months ended June 30, 2016. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $142,247,625 for the three months ended June 30, 2017. This represents an increase of $17,384,845, or 13.9%, over the other borrowed funds of $124,862,780 for the three months ended June 30, 2016. This increase in other borrowed funds was due to a $15,608,869 increase in the securities sold under agreements to repurchase and a $1,846,154 increase in FHLB advances partially offset by a $13,035 decrease in the Agribusiness Enterprise Loan Liability and a $57,143 decrease in Federal Funds Purchased for the three months ended June 30, 2017, when compared to the three months ended June 30, 2016.

Interest bearing deposits averaged $621,883,188 for the six months ended June 30, 2017. This represents an increase of $471,007, or 0.1%, from the average of interest bearing deposits of $621,412,181 for the six months ended June 30, 2016. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $141,340,975 for the six months ended June 30, 2017. This represents an increase of $17,552,546, or 14.2%, over the other borrowed funds of $123,788,429 for the six months ended June 30, 2016. This increase in other borrowed funds was due to a $16,669,446 increase in the securities sold under agreements to repurchase and a $928,177 increase in FHLB advances partially offset by a $13,209 decrease in the Agribusiness Enterprise Loan Liability and a $31,868 decrease in Federal Funds Purchased for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016.

Net interest income was $7,012,476 for the three months ended June 30, 2017, an increase of $142,219 from $6,870,257 for the three months ended June 30, 2016, primarily due to an increase in interest rates paid on earning assets and by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended June 30, 2017, the yields on earning assets decreased and the rates paid on deposits and borrowed funds increased from the same period in 2016. The yield on all interest-bearing assets decreased 1 basis point to 3.43% in the three months ended June 30, 2017 from 3.44% for the same period in 2016. At the same time, the rate paid on all interest-bearing liabilities for the three months ended June 30, 2017 increased 3 basis points to 0.43% from 0.40% in the same period in 2016. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $13,674,106 for the six months ended June 30, 2017, a decrease of $6,825 from $13,680,931 for the six months ended June 30, 2016, primarily due to a decrease in interest rates paid on earning assets partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the six months ended June 30, 2017, the yields on earning assets decreased and the rates paid on deposits and borrowed funds increased from the same period in 2016. The yield on all interest-bearing assets decreased 4 basis points to 3.41% in the six months ended June 30, 2017 from 3.45% for the same period in 2016. At the same time, the rate paid on all interest-bearing liabilities for the six months ended June 30, 2017 increased 2 basis points to 0.43% from 0.41% in the same period in 2016. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Interest and Fees	$4,863,971	$4,734,009	$9,432,050	$9,518,514
Average Gross Loans	396,361,935	408,891,725	395,312,784	414,348,029
Annualized Yield	4.91%	4.63%	4.77%	4.59%

The increase in interest rates on loan accounts in the three and six months ended June 30, 2017, reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$393,602,118	$394,051,139	$(449,021)	-0.11%
Allowance for Loan Losses	3,506,006	3,902,796	(396,790)	-10.17%
Nonaccrual Loans	7,724,142	8,879,393	(1,155,251)	-13.01%
Ratios:
Allowance for loan losses to gross loans	0.89%	0.99%
Net loans charged off to allowance for loan losses	6.16%	64.21%

The provision for loan losses for the three months ended June 30, 2017 was negative $29,586, an increase of $117,462 from the negative $147,048 provision for the same period in 2016. The provision for loan losses for the six months ended June 30, 2017, was a negative $180,806, a decrease of $94,256 from the negative $86,550 provision for the same period in 2016. The change in the Corporation’s loan loss provisions for the three and six months ended June 30, 2017 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended June 30, 2017, net loan losses charged to the allowance for loan losses totaled $166,322, an increase of $113,623 from the $52,699 charged off in the same period in 2016. The increase was mainly due to a charge off on a single loan in the amount of $112,068 on commercial real estate.

For the six months ended June 30, 2017, net loan losses charged to the allowance for loan losses totaled $215,985, a decrease of $1,362,173 from the $1,578,158 charged off in the same period in 2016. The net loan losses for the six-month period ended June 30, 2016 contained a $1,523,401 loss on a single long-term commercial real estate loan that the Corporation has previously provided for a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2017 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2017 was $2,123,192, an increase of $215,053, or 11.3%, from $1,908,139 the same period in 2016. Service charges on deposit accounts were $1,019,372 in the three months ended June 30, 2017, compared to $898,500 for the same period in 2016. Other service charges and fees increased by $66,396, or 10.9%, to $673,471 in the three months ended June 30, 2017, compared to $607,075 for the same period in 2016. Other operating income not derived from service charges or fees increased $27,785, or 6.9% to $430,349 in the three months ended June 30, 2017, compared to $402,564 for the same period in 2016. This increase was due mainly to an increase in income from security sales and other income partially offset by a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

Other income for the six months ended June 30, 2017 was $4,057,452, an increase of $333,625, or 9.0%, from $3,723,827 the same period in 2016. Service charges on deposit accounts were $2,061,403 in the six months ended June 30, 2017, compared to $1,785,304 for the same period in 2016. Other service charges and fees increased by $96,746, or 8.1%, to $1,290,243 in the six months ended June 30, 2017, compared to $1,193,497 for the same period in 2016. Other operating income not derived from service charges or fees decreased $39,220, or 5.3% to $708,806 in the six months ended June 30, 2017, compared to $745,026 for the same period in 2016. This decrease was due mainly to a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance partially offset by an increase in income from security sales and other income.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months		Six months
	Ended June 30,		Ended June 30,
Other operating income	2017	2016	2017	2016
BOLI Insurance	$120,000	$144,000	$240,000	$280,000
Mortgage Loan Origination Income	65,140	142,813	162,366	242,629
Income from security sales, net	89,096	37,138	89,096	37,138
Other Income	156,113	78,613	214,344	185,259

Total Other Income	$430,349	$402,564	$705,806	$745,026

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2017 and 2016 were $6,910,611 and $6,655,469, respectively, an increase of $255,142 or 3.8%. Salaries and benefits increased to $3,745,433 for the three months ended June 30, 2017, from $3,478,227 for the same period in 2016. Occupancy expense increased by $130,587, or 10.8%, to $1,338,630 for the three months ended June 30, 2017, compared to $1,208,043 for the same period of 2016. Other operating expenses decreased by $142,651 to $1,826,548 for the three months ended June 30, 2017, compared to $1,969,199 for the same period of 2016. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Six months
	ended June 30,		ended June 30,
Other Operating Expense	2017	2016	2017	2016
Advertising	$179,802	$183,820	$390,260	$436,382
Office Supplies	225,741	127,089	422,287	284,872
Legal and Audit Fees	128,011	114,280	265,080	227,177
Telephone expense	122,698	117,342	275,814	218,057
Postage and Freight	131,857	106,871	262,791	237,377
Loan Collection Expense	1,769	245,136	42,408	289,846
Other Losses	44,556	44,405	201,567	211,134
Regulatory and related expense	94,415	209,879	214,172	419,200
Debit Card/ATM expense	110,327	99,207	203,829	187,727
Travel and Convention	72,304	61,794	143,120	138,315
Other expenses	715,068	659,376	1,540,329	1,231,905

Total Other Expense	$1,826,548	$1,969,199	$3,961,657	$3,881,992

The Corporation’s efficiency ratio for the three months ended June 30, 2017 was 73.99%, compared to 73.92% for the same period in 2016. For the six months ended June 30, 2017 and 2016, the Corporation’s efficiency ratio was 76.68% and 74.40%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cash and Due From Banks	$22,069,985	$21,688,557	$381,428	1.76%
Interest Bearing deposits with Other Banks	8,808,771	48,603,182	(39,794,411)	-81.88%
Investment Securities	530,384,795	496,124,574	34,260,221	6.91%
Loans, net	389,752,962	390,148,343	(395,381)	-0.10%
Premises and Equipment	20,327,564	18,664,084	1,663,480	8.91%
Total Assets	1,017,563,669	1,025,211,907	(7,648,238)	-0.75%
Total Deposits	779,925,974	760,152,340	19,773,634	2.60%
Total Shareholders’ Equity	92,795,272	85,059,395	7,735,877	9.09%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2017 was $22,069,985, which was an increase of $381,428 from the balance of $21,688,557 at December 31, 2016. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at June 30, 2017, increased by $34,260,221, or 6.9%, to $530,384,795 from $496,124,574 at December 31, 2016. This increase was due to purchases in excess of maturities and calls of mortgage backed securities, agency and state county and municipal securities and increases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $395,381 during the six months ended June 30, 2017, to $389,752,962 from $390,148,343 at December 31, 2016. Loan demand remained weak, especially in business loan and consumer loan categories, and competition for available loans continued to be strong during the six months ended June 30, 2017. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the six months ended June 30, 2017, the Corporation’s premises and equipment increased by $1,663,480, or 8.9%, to $20,327,564 from $18,664,084 at December 31, 2016. The increase was due to costs related to the new branch construction in Biloxi partially offset by depreciation expense for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$157,178,027	$149,512,941	$7,665,086	5.13%
Interest-Bearing Deposits	355,797,635	340,180,286	15,617,349	4.59%
Savings Deposits	75,709,757	73,745,005	1,964,752	2.66%
Certificates of Deposit	191,240,555	196,714,108	(5,473,553)	-2.78%

Total deposits	$779,925,974	$760,152,340	$19,773,634	2.60%

Interest-bearing and noninterest-bearing deposits and savings increased while certificates of deposit decreased during the six months ended June 30, 2017. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2017, the Corporation had approximately $3.5 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
DATE: August 9, 2017

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