Form 10-Q
period 2017-09-30
CITIZENS HOLDING CO /MS/
filed 2017-11-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2017:

Title	Outstanding
Common Stock, $0.20 par value	4,894,705

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF CONDITION

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,791,594	$21,688,557
Interest bearing deposits with other banks	29,640,509	48,603,182
Investment securities available for sale, at fair value	518,236,091	496,124,574
Loans, net of allowance for loan losses of $3,403,933 in 2017 and $3,902,796 in 2016	389,674,425	390,148,343
Premises and equipment, net	20,752,738	18,664,084
Other real estate owned, net	4,174,291	4,443,010
Accrued interest receivable	4,052,086	4,720,189
Cash surrender value of life insurance	24,338,620	23,890,333
Deferred tax assets, net	7,382,774	10,634,669
Other assets	7,081,369	6,294,966

TOTAL ASSETS	$1,026,124,497	$1,025,211,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$152,450,812	$149,512,941
Interest-bearing NOW and money market accounts	338,083,326	340,180,286
Savings deposits	76,628,605	73,745,005
Certificates of deposit	187,605,623	196,714,108

Total deposits	754,768,366	760,152,340
Securities sold under agreement to repurchase	149,451,950	150,282,913
Federal Home Loan Bank advances	20,000,000	20,000,000
Accrued interest payable	176,973	199,368
Deferred compensation payable	8,513,978	8,209,427
Other liabilities	1,270,799	1,308,464

Total liabilities	934,182,066	940,152,512
SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,894,705 shares issued and outstanding at September 30, 2017 and 4,882,579 shares issued and outstanding at December 31, 2016	978,941	976,516
Additional paid-in capital	4,058,083	3,802,204
Retained earnings	92,305,609	90,999,689
Accumulated other comprehensive loss, net of tax benefit of $3,212,560 in 2017 and $6,376,702 in 2016	(5,400,202)	(10,719,014)

Total shareholders’ equity	91,942,431	85,059,395

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,026,124,497	$1,025,211,907

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$4,585,668	$4,825,800	$14,017,718	$14,344,314
Investment securities	2,892,063	2,719,014	8,643,750	8,286,600
Other interest	66,633	28,813	194,266	147,781

Total interest income	7,544,364	7,573,627	22,855,734	22,778,695
INTEREST EXPENSE
Deposits	471,049	447,554	1,434,694	1,366,412
Other borrowed funds	353,968	305,934	1,027,587	911,213

Total interest expense	825,017	753,488	2,462,281	2,277,625

NET INTEREST INCOME	6,719,347	6,820,139	20,393,453	20,501,070
(REVERSAL OF) PROVISION FOR LOAN LOSSES	(73,808)	184,018	(254,614)	97,468

NET INTEREST INCOME AFTER (REVERSAL OF) PROVISION FOR LOAN LOSSES	6,793,155	6,636,121	20,648,067	20,403,602
OTHER INCOME
Service charges on deposit accounts	1,115,474	1,009,486	3,176,877	2,794,790
Other service charges and fees	702,686	658,644	1,992,929	1,852,141
Other operating income	308,012	411,528	1,013,818	1,156,554

Total other income	2,126,172	2,079,658	6,183,624	5,803,485

OTHER EXPENSES
Salaries and employee benefits	3,744,831	3,460,948	11,154,068	10,341,493
Occupancy expense	1,335,676	1,329,796	3,984,549	3,867,043
Other operating expense	1,806,713	1,766,669	5,768,370	5,648,661

Total other expenses	6,887,220	6,557,413	20,906,987	19,857,197

INCOME BEFORE PROVISION FOR INCOME TAXES	2,032,107	2,158,366	5,924,704	6,349,890
PROVISION FOR INCOME TAXES	424,638	406,076	1,096,457	1,292,427

NET INCOME	$1,607,469	$1,752,290	$4,828,247	$5,057,463

NET INCOME PER SHARE -Basic	$0.33	$0.36	$0.99	$1.04

-Diluted	$0.33	$0.36	$0.99	$1.04

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Net income	$1,607,469	$1,752,290	$4,828,247	$5,057,463
Other comprehensive (loss) income
Securities available-for-sale
Unrealized holding gains	(2,137,839)	(556,424)	8,378,246	2,882,502
Income tax effect	797,413	207,546	(3,125,086)	(1,075,174)

	(1,340,426)	(348,878)	5,253,160	1,807,328
Securities transferred from available-for-sale to held-to-maturity
Amortization of net unrealized losses during the period	—	6,183,648	—	11,305,439
Income tax effect	—	(2,306,501)	—	(4,216,929)

	—	3,877,147	—	7,088,510
Rclassification adjustment for gains included in net income	15,612	60,053	104,708	97,191
Income tax effect	(5,823)	(22,400)	(39,056)	(36,252)

	9,789	37,653	65,652	60,939

Total other comprehensive (loss) income	(1,330,637)	3,565,922	5,318,812	8,956,777

Comprehensive income	$276,832	$5,318,212	$10,147,059	$14,014,240

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,034,077	$18,157,449
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	31,045,728	112,497,410
Proceeds from maturities and calls of securities held to maturity	—	161,829,797
Proceeds from sale of investment securities	114,060,844	764,023
Purchases of investment securities available for sale	(160,967,616)	(301,273,861)
Purchases of bank premises and equipment	(2,844,102)	(335,501)
Increase (decrease) in interest bearing deposits with other banks	18,962,673	(36,901,945)
Purchase of Federal Home Loan Bank Stock	(498,700)	(3,600)
Proceeds from sale of other real estate	127,722	790,032
Net decrease in loans	829,450	14,956,106

Net cash provided by (used by) investing activities	715,999	(47,677,539)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,386,374)	27,058,666
Net change in securities sold under agreement to repurchase	(830,963)	13,755,873
Proceeds from exercise of stock options	92,625	—
Payment of dividends	(3,522,327)	(3,514,296)

Net cash (used by) provided by financing activities	(9,647,039)	37,300,243

Net (decrease) increase in cash and due from banks	(896,963)	7,780,153
Cash and due from banks, beginning of period	21,688,557	14,947,690

Cash and due from banks, end of period	$20,791,594	$22,727,843

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2017

(Unaudited)

Note 1. Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2017, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $38,122,030 compared to an aggregate unused balance of $37,194,220 at December 31, 2016. There were $2,713,880 of letters of credit outstanding at September 30, 2017 and $3,456,180 at December 31, 2016. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options using the treasury stock method. Net income per share was computed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	4,882,705	4,869,079	4,877,338	4,864,924
Dilutive effect of granted options	10,443	8,614	17,412	8,316

Diluted weighted average shares outstanding	4,893,148	4,877,693	4,894,750	4,873,240

Net income	$1,607,469	$1,752,290	$4,828,247	$5,057,463
Net income per share-basic	$0.33	$0.36	$0.99	$1.04
Net income per share-diluted	$0.33	$0.36	$0.99	$1.04

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

The following table is a summary of the stock option activity for the nine months ended September 30, 2017.

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2016	78,000	$21.08	—	$—
Granted	—	—	—	—
Exercised	(6,000)	20.94	—	—
Expired	(9,000)	22.00	—	—

Outstanding at September 30, 2017	63,000	$20.96	—	$—

The intrinsic value of options previously granted under the Directors’ Plan at September 30, 2017, was $258,885 and since there were no options granted under the 2013 Plan during the three-month period ended September 30, 2017, the intrinsic value for the 2013 Plan at September 30, 2017 is $0, for an aggregate intrinsic value at September 30, 2017 of $258,885.

During the quarter ended September 30, 2017, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 26, 2018 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $180,225 and will be recognized over the one-year vesting period at a cost of $15,018 per month less deferred taxes of $5,602 per month. Also during the quarter ended September 30, 2017, there were 1,500 shares of restricted stock that vested pursuant to an incentive plan for senior management.

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

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
September 30, 2017	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$183,095,272	$—	$3,090,044	$180,005,228
Mortgage backed securities	223,005,218	85,489	3,812,513	219,278,194
State, County, Municipals	117,883,069	1,003,224	2,972,681	115,913,612
Other investments	2,865,294	173,763	—	3,039,057

Total	$526,848,853	$1,262,476	$9,875,238	$518,236,091

		Gross	Gross
December 31, 2016	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$207,080,794	$—	$7,114,186	$199,966,608
Mortgage backed securities	152,765,924	340,419	4,841,633	148,264,710
State, County, Municipals	150,503,811	1,269,356	6,851,017	144,922,150
Other investments	2,869,761	101,345	—	2,971,106

Total	$513,220,290	$1,711,120	$18,806,836	$496,124,574

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2017 and December 31, 2016 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$3,294,221	$3,331,064	$6,333,181	$6,370,921
Due after one year through five years	64,109,627	63,563,038	30,059,503	30,278,557
Due after five years through ten years	65,862,472	65,246,785	126,336,589	122,562,724
Due after ten years	393,582,533	386,095,204	350,491,017	336,912,372

Total	$526,848,853	$518,236,091	$513,220,290	$496,124,574

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2017 and December 31, 2016.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

September 30, 2017	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$161,875	$2,654	$18,130	$436	$180,005	$3,090
Mortgage backed securities	163,292	2,548	47,507	1,264	210,799	3,812
State, County, Municipal	11,017	215	58,098	2,758	69,115	2,973

Total	$336,184	$5,417	$123,735	$4,458	$459,919	$9,875

December 31, 2016	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$195,363	$6,753	$4,604	$362	$199,967	$7,115
Mortgage backed securities	117,438	4,183	24,353	658	141,791	4,841
State, County, Municipal	95,088	6,663	3,092	188	98,180	6,851

Total	$407,889	$17,599	$32,049	$1,208	$439,938	$18,807

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at September 30, 2017 nor at December 31, 2016.

Note 7. Loans

The composition of net loans (in thousands) at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$22,342	$23,793
Farmland	18,036	18,175
1-4 Family Mortgages	97,431	97,812
Commercial Real Estate	183,613	180,880

Total Real Estate Loans	321,422	320,660
Business Loans:
Commercial and Industrial Loans	54,154	53,761
Farm Production and Other Farm Loans	1,069	765

Total Business Loans	55,223	54,526
Consumer Loans:
Credit Cards	1,202	1,156
Other Consumer Loans	15,495	18,310

Total Consumer Loans	16,697	19,466

Total Gross Loans	393,342	394,652
Unearned Income	(264)	(601)
Allowance for Loan Losses	(3,404)	(3,903)

Loans, net	$389,674	$390,148

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2017	December 31, 2016
Real Estate:
Land Development and Construction	$42	$133
Farmland	382	234
1-4 Family Mortgages	2,169	1,954
Commercial Real Estate	5,066	6,293

Total Real Estate Loans	7,659	8,614
Business Loans:
Commercial and Industrial Loans	82	239

Total Business Loans	82	239
Consumer Loans:
Other Consumer Loans	92	26

Total Consumer Loans	92	26

Total Nonaccrual Loans	$7,833	$8,879

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2017, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$54	$—	$54	$22,288	$22,342	$—
Farmland	183	31	214	17,822	18,036	—
1-4 Family Mortgages	3,338	233	3,571	93,860	97,431	—
Commercial Real Estate	2,032	155	2,187	181,426	183,613	—

Total Real Estate Loans	5,607	419	6,026	315,396	321,422	—
Business Loans:
Commercial and Industrial Loans	254	247	501	53,653	54,154	247
Farm Production and Other Farm Loans	53	—	53	1,016	1,069	—

Total Business Loans	307	247	554	54,669	55,223	247
Consumer Loans:
Credit Cards	8	1	9	1,193	1,202	1
Other Consumer Loans	588	70	658	14,837	15,495	51

Total Consumer Loans	596	71	667	16,030	16,697	52

Total Loans	$6,510	$737	$7,247	$386,095	$393,342	$299

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2016 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$208	$78	$286	$23,507	$23,793	$—
Farmland	584	65	649	17,526	18,175	—
1-4 Family Mortgages	2,993	596	3,589	94,223	97,812	179
Commercial Real Estate	903	185	1,088	179,792	180,880	—

Total Real Estate Loans	4,688	924	5,612	315,048	320,660	179
Business Loans:
Commercial and Industrial Loans	66	186	252	53,509	53,761	—
Farm Production and Other Farm Loans	—	—	—	765	765	—

Total Business Loans	66	186	252	54,274	54,526	—
Consumer Loans:
Credit Cards	7	3	10	1,146	1,156	3
Other Consumer Loans	788	27	815	17,495	18,310	27

Total Consumer Loans	795	30	825	18,641	19,466	30

Total Loans	$5,549	$1,140	$6,689	$387,963	$394,652	$209

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

Impaired loans (in thousands) as of September 30, 2017, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
1-4 Family Mortgages	$468	$—	$468	$468	$136	$167
Commercial Real Estate	4,186	—	4,186	4,186	402	417

Total Real Estate Loans	4,654	—	4,654	4,654	538	584
Business Loans:
Commercial and Industrial Loans	—	—	—	—	—	15

Total Business Loans	—	—	—	—	—	15
Total Loans	$4,654	$—	$4,654	$4,654	$538	$599

Impaired loans (in thousands) as of December 31, 2016, segregated by class, were as follows:
		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Allowance
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$43
Farmland	163	—	163	163	28	87
1-4 Family Mortgages	1,448	—	1,448	1,448	252	218
Commercial Real Estate	5,327	—	5,327	5,327	469	1,577

Total Real Estate Loans	6,938	—	6,938	6,938	749	1,925
Business Loans:
Commercial and Industrial Loans	126	—	126	126	38	19

Total Business Loans	126	—	126	126	38	19
Total Loans	$7,064	$—	$7,064	$7,064	$787	$1,944

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
September 30, 2017		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,160

Total	3	$4,871	$3,160

		Pre-Modification	Post-Modification
December 31, 2016		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,288

Total	3	$4,871	$3,288

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2017	3	$3,288
Reductions due to:
Principal paydowns		(128)

Total at September 30, 2017	3	$3,160

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2017 and December 31, 2016. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of September 30, 2017.

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

Grade 7. SUBSTANDARD ASSETS—Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness based upon objective evidence. Assets classified as substandard are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of total loss. This classification does not mean that the loan will incur a total or partial loss. Substandard loans may or may not be impaired.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2017.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2017:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$21,375	$835	$132	$—	$—	$22,342
Farmland	16,599	641	796	—	—	18,036
1-4 Family Mortgages	83,316	5,454	8,661	—	—	97,431
Commercial Real Estate	154,274	22,259	7,080	—	—	183,613

Total Real Estate Loans	275,564	29,189	16,669	—	—	321,422
Business Loans:
Commercial and Industrial Loans	50,747	3,018	389	—	—	54,154
Farm Production and Other Farm Loans	986	12	71	—	—	1,069

Total Business Loans	51,733	3,030	460	—	—	55,223
Consumer Loans:
Credit Cards	1,201	—	1	—	—	1,202
Other Consumer Loans	15,158	73	264	—	—	15,495

Total Consumer Loans	16,359	73	265	—	—	16,697

Total Loans	$343,656	$32,292	$17,394	$—	$—	$393,342

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2016:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$23,038	$186	$569	$—	$—	$23,793
Farmland	16,448	776	951	—	—	18,175
1-4 Family Mortgages	86,043	1,754	10,015	—	—	97,812
Commercial Real Estate	161,323	11,072	8,485	—	—	180,880

Total Real Estate Loans	286,852	13,788	20,020	—	—	320,660
Business Loans:
Commercial and Industrial Loans	51,985	1,427	349	—	—	53,761
Farm Production and Other Farm Loans	727	28	10	—	—	765

Total Business Loans	52,712	1,455	359	—	—	54,526
Consumer Loans:
Credit Cards	1,153	—	3	—	—	1,156
Other Consumer Loans	18,027	149	132	2	—	18,310

Total Consumer Loans	19,180	149	135	2	—	19,466

Total Loans	$358,744	$15,392	$20,514	$2	$—	$394,652

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017:

	Real	Business
September 30, 2017	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
(Reversal of) provision for loan losses	(482,980)	199,355	29,011	(254,614)
Chargeoffs	126,757	146,139	41,788	314,684
Recoveries	26,188	754	43,493	70,435

Net chargeoffs (recoveries)	100,569	145,385	(1,705)	244,249

Ending Balance	$2,533,585	$311,524	$558,824	$3,403,933

Period end allowance allocated to:
Loans individually evaluated for impairment	$537,897	$—	$—	$537,897
Loans collectively evaluated for impairment	1,995,688	311,524	558,824	2,866,036

Ending Balance, September 30, 2017	$2,533,585	$311,524	$558,824	$3,403,933

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016:

	Real	Business
September 30, 2016	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2016	$5,238,895	$643,248	$591,560	$6,473,703
(Reversal of) provision for loan losses	214,491	(93,733)	(23,290)	97,468
Chargeoffs	2,508,459	5,428	49,317	2,563,204
Recoveries	32,424	14,381	58,670	105,475

Net chargeoffs (recoveries)	2,476,035	(8,953)	(9,353)	2,457,729

Ending Balance	$2,977,351	$558,468	$577,623	$4,113,442

Period end allowance allocated to:
Loans individually evaluated for impairment	$848,091	$—	$—	$848,091
Loans collectively evaluated for impairment	2,129,260	558,468	577,623	3,265,351

Ending Balance, September 30, 2016	$2,977,351	$558,468	$577,623	$4,113,442

The Corporation’s recorded investment in loans as of September 30, 2017 and December 31, 2016 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
September 30, 2017	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$4,654	$—	$—	$4,654
Loans collectively evaluated for general impairment	316,768	55,223	16,697	388,688

	$321,422	$55,223	$16,697	$393,342

	Real	Business
December 31, 2016	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$6,938	$126	$—	$7,064
Loans collectively evaluated for general impairment	313,722	54,400	19,466	387,588

	$320,660	$54,526	$19,466	$394,652

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2017:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$180,005,228	$—	$180,005,228
Mortgage-backed securities	—	219,278,194	—	219,278,194
State, county and municipal obligations	—	115,913,612	—	115,913,612
Other investments	—	—	3,039,057	3,039,057

Total	$—	$515,197,034	$3,039,057	$518,236,091

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$199,966,608	$—	$199,966,608
Mortgage-backed securities	—	148,264,710	—	148,264,710
State, county and municipal obligations	—	144,922,150	—	144,922,150
Other investments	—	—	2,971,106	2,971,106

Total	$—	$493,153,468	$2,971,106	$496,124,574

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs
	(Level 3)
	Structured Financial Product
	As of September 30,
	2017	2016
Beginning Balance	$2,971,106	$2,915,709
Principal payments received	(5,067)	(46,326)
Unrealized gains included in other comprehensive income	73,018	71,576

Ending Balance	$3,039,057	$2,940,959

The Corporation recorded no gains or losses in earnings for the period ended September 30, 2017 or December 31, 2016 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

The following table presents information as of September 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$3,039,057	Discounted cash flows	Default rate	0-100%

For assets measured at fair value on a nonrecurring basis during 2017 that were still held on the Corporation’s balance sheet at September 30, 2017, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$539,865	$539,865

Total	$—	$—	$539,865	$539,865

The following table presents information as of September 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$539,865	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $4,654,471 and $7,064,185 had an allocated allowance for loan losses of $537,897 and $786,893 at September 30, 2017 and December 31, 2016, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lieu, sometimes referred to as other real estate owned (“OREO”), during the nine-month period ended September 30, 2017, and recorded at fair value, less costs to sell, was $11,200, of which $11,200 was sold during this period. There were no writedowns during the period on properties owned. OREO acquired during 2016 and recorded at fair value, less costs to sell, was $2,187,125. There were $220,419 in additional writedowns during 2016 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2017:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2017	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,791,594	$20,791,594	$—	$—	$20,791,594
Interest bearing deposits with banks	29,640,509	29,640,509	—	—	29,640,509
Securities available-for-sale	518,236,091	—	515,197,034	3,039,057	518,236,091
Net loans	389,674,425	—	—	390,351,005	390,351,005
Financial liabilities
Deposits	$754,768,366	$567,162,743	$—	$187,740,115	$754,902,858
Federal Home Loan Bank advances	20,000,000	—	—	20,130,400	20,130,400
Securities Sold under Agreement to Repurchase	149,451,950	149,451,950	—	—	149,451,950

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2016:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2016	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,688,557	$21,688,557	$—	$—	$21,688,557
Interest bearing deposits with banks	48,603,182	48,603,182	—	—	48,603,182
Securities available-for-sale	496,124,574	—	493,153,468	2,971,106	496,124,574
Net loans	390,148,343	—	—	391,106,337	391,106,337
Financial liabilities
Deposits	$760,152,340	$563,440,632	$—	$196,859,851	$760,300,483
Federal Home Loan Bank advances	20,000,000	—	—	20,283,999	20,283,999
Securities Sold under Agreement to Repurchase	150,282,913	150,282,913	—	—	150,282,913

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

On September 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public business entities, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

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

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”), that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of similar identifiable assets is not considered a business. In addition, the guidance requires that, to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output. The ASU removes the evaluation of whether a market participant could replace any of the missing elements. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s financial statements.

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

The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the ”Company”) and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2017, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1.026 billion and total deposits of $754.768 million

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2017, was 36.20% and at December 31, 2016, was 37.64%. The decrease was due to an decrease in short term marketable assets at September 30, 2017. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $754,768,366 at September 30, 2017, and $760,152,340 at December 31, 2016. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $518,236,091 invested in available-for-sale investment securities at September 30, 2017, and $496,124,574 at December 31, 2016. This increase is due to the Corporation investing its funds not needed for loan funding in longer term investments. The Corporation also had $29,640,509 in interest bearing deposits at other banks at September 30, 2017 and $48,603,182 at December 31, 2016. The decrease in interest bearing deposits was the result of these funds being invested in long term investments. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both September 30, 2017 and December 31, 2016. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2017, the Corporation had unused and available $145,516,824 of its line of credit with the FHLB and at December 31, 2016, the Corporation had unused and available $123,592,789 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2016 to September 30, 2017, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had no federal funds purchased as of both September 30, 2017 and December 31, 2016. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $91,942,431 at September 30, 2017, as compared to $85,059,395 at December 31, 2016. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment as well as the increase in earnings in excess of dividends paid. The market value adjustment, which was an increase was due to general market conditions, specifically the decrease in medium term interest rates, which caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $3,522,327, or $0.72 per share, during the nine-month period ended September 30, 2017 compared to $0.72 per share for the same period in 2016.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2017, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be Adequately Capitalized
			Requirement to be
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Citizens Holding Company
Tier 1 leverage ratio	$94,193	9.33%	$50,496	5.00%	$40,397	4.00%
Common Equity tier 1 capital ratio	94,193	9.33%	65,645	6.50%	45,446	4.50%
Tier 1 risk-based capital ratio	94,193	18.36%	41,050	8.00%	30,788	6.00%
Total risk-based capital ratio	97,597	19.02%	51,313	10.00%	41,050	8.00%
December 31, 2016
Citizens Holding Company
Tier 1 leverage ratio	$92,629	9.22%	$50,258	5.00%	$40,207	4.00%
Common Equity tier 1 capital ratio	92,629	9.22%	65,336	6.50%	45,232	4.50%
Tier 1 risk-based capital ratio	92,629	17.92%	41,354	8.00%	31,016	6.00%
Total risk-based capital ratio	96,532	18.67%	51,693	10.00%	41,354	8.00%

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

Management believes that, as of September 30, 2017, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest Income, including fees	$7,544,364	$7,573,627	$22,855,734	$22,778,695
Interest Expense	825,017	753,488	2,462,281	2,277,625

Net Interest Income	6,719,347	6,820,139	20,393,453	20,501,070
Provision for Loan Losses	(73,808)	184,018	(254,614)	97,468

Net Interest Income after Provision for Loan Losses	6,793,155	6,636,121	20,648,067	20,403,602
Other Income	2,126,172	2,079,658	6,183,624	5,803,485
Other Expense	6,887,220	6,557,413	20,906,987	19,857,197

Income Before Provision For Income Taxes	2,032,107	2,158,366	5,924,704	6,349,890
Provision for Income Taxes	424,638	406,076	1,096,457	1,292,427

Net Income	$1,607,469	$1,752,290	$4,828,247	$5,057,463

Net Income Per share - Basic	$0.33	$0.36	$0.99	$1.04

Net Income Per Share - Diluted	$0.33	$0.36	$0.99	$1.04

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.42% for the three months ended September 30, 2017, and 7.64% for the corresponding period in 2016. For the nine months ended September 30, 2017, ROE was 7.18% compared to 7.40% for the nine months ended September 30, 2016. In both instances, the decrease in ROE was caused by the increase in equity balances for both periods.

Book value per share increased to $18.78 at September 30, 2017, compared to $17.42 at December 31, 2016. The increase in book value per share reflects earnings in excess of dividends and a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2017, were $1,009,780,775 compared to $996,266,145 for the year ended December 31, 2016. This increase was due mainly to an increase in available-for-sale securities offset by a decrease in interest bearing due from bank accounts.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 2.98% for the quarter ended September 30, 2017 compared to 3.10% for the corresponding period of 2016. For the nine months ended September 30, 2017, annualized net interest margin was 3.03% compared to 3.11% for the nine months ended September 30, 2016. The decrease in net interest margin for both periods ended September 30, 2017, when compared to the same periods in 2016, was the result of the decrease in yields on earning assets and a small increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $934,204,576 for the three months ended September 30, 2017. This represents an increase of $11,200,285, or 1.2%, over average earning assets of $923,004,291 for the three months ended September 30, 2016. The increase in average earning assets for the three months ended September 30, 2017, is the result of an increase in investment securities offset by a decrease in loans and interest bearing due from bank accounts.

Interest bearing deposits averaged $613,556,724 for the three months ended September 30, 2017. This represents a decrease of $7,855,457, or 1.3%, from the average of interest bearing deposits of $621,412,181 for the three months ended September 30, 2016. This was due, in large part, to a decrease in interest-bearing NOW, money market accounts and certificates of deposit partially offset by an increase in savings accounts.

Other borrowed funds averaged $144,026,510 for the three months ended September 30, 2017. This represents an increase of $20,297,790, or 16.4%, over the other borrowed funds of $123,728,720 for the three months ended September 30, 2016. This increase in other borrowed funds was due to a $16,173,285 increase in the securities sold under agreements to repurchase and a $4,260,870 increase in FHLB advances partially offset by a $11,365 decrease in the Agribusiness Enterprise Loan Liability and a $125,000 decrease in Federal Funds Purchased for the three months ended September 30, 2017, when compared to the three months ended September 30, 2016.

Interest bearing deposits averaged $619,077,200 for the nine months ended September 30, 2017. This represents a decrease of $3,190,650, or 0.5%, from the average of interest bearing deposits of $622,267,850 for the nine months ended September 30, 2016. This was due, in large part, to an increase in interest-bearing NOW, money market accounts and savings accounts partially offset by a decrease in certificates of deposit.

Other borrowed funds averaged $142,245,990 for the nine months ended September 30, 2017. This represents an increase of $18,477,609, or 15.1%, over the other borrowed funds of $123,678,381 for the nine months ended September 30, 2016. This increase in other borrowed funds was due to a $16,502,061 increase in the securities sold under agreements to repurchase and a $2,051,282 increase in FHLB advances partially offset by a $12,595 decrease in the Agribusiness Enterprise Loan Liability and a $63,139 decrease in Federal Funds Purchased for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016.

Net interest income was $6,719,347 for the three months ended September 30, 2017, a decrease of $100,792 from $6,820,139 for the three months ended September 30, 2016, primarily due to an increase in interest rates paid on earning assets and by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended September 30, 2017, the yields on earning assets decreased and the rates paid on deposits and borrowed funds increased from the same period in 2016. The yield on all interest-bearing assets decreased 10 basis points to 3.33% in the three months ended September 30, 2017 from 3.43% for the same period in 2016. At the same time, the rate paid on all interest-bearing liabilities for the three months ended September 30, 2017 increased 4 basis points to 0.44% from 0.40% in the same period in 2016. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $20,393,453 for the nine months ended September 30, 2017, a decrease of $107,617 from $20,501,070 for the nine months ended September 30, 2016, primarily due to a decrease in interest rates paid on earning assets partially offset by an increase in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the nine months ended September 30, 2017, the yields on earning assets decreased and the rates paid on deposits and borrowed funds increased from the same period in 2016. The yield on all interest-bearing assets decreased 6 basis points to 3.38% in the nine months ended September 30, 2017 from 3.44% for the same period in 2016. At the same time, the rate paid on all interest-bearing liabilities for the nine months ended September 30, 2017 increased 3 basis points to 0.43% from 0.40% in the same period in 2016. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest and Fees	$4,585,668	$4,825,800	$14,017,718	$14,344,314
Average Gross Loans	392,016,275	409,041,715	394,201,872	412,566,347
Annualized Yield	4.68%	4.72%	4.74%	4.64%

The decrease in interest rates on loan accounts in the three months and the increase for the nine months ended September 30, 2017, reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$393,342,557	$394,051,139	$(708,582)	-0.18%
Allowance for Loan Losses	3,403,933	3,902,796	(498,863)	-12.78%
Nonaccrual Loans	7,832,726	8,879,393	(1,046,667)	-11.79%
Ratios:
Allowance for loan losses to gross loans	0.87%	0.99%
Net loans charged off to allowance for loan losses	7.18%	64.21%

The provision for loan losses for the three months ended September 30, 2017 was negative $73,808, a decrease of $257,826 from the $184,018 provision for the same period in 2016. The provision for loan losses for the nine months ended September 30, 2017, was a negative $254,614, a decrease of $352,082 from the $97,468 provision for the same period in 2016. The change in the Corporation’s loan loss provisions for the three and nine months ended September 30, 2017 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to the nonaccrual loan list.

For the three months ended September 30, 2017, net loan losses charged to the allowance for loan losses totaled $28,265, an increase of $851,306 from the $879,571 charged off in the same period in 2016. The decrease was mainly due to a charge off on a single loan in the amount of $815,907 on commercial real estate in 2016.

For the nine months ended September 30, 2017, net loan losses charged to the allowance for loan losses totaled $244,250, a decrease of $2,213,479 from the $2,457,729 charged off in the same period in 2016. The net loan losses for the nine-month period ended September 30, 2016 contained $2,339,308 in losses on two long-term commercial real estate loans that the Corporation has previously provided for a specific reserve against this loss through the provision for loan loss.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2017 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2017 was $2,126,172, an increase of $46,514, or 2.2%, from $2,079,658 the same period in 2016. Service charges on deposit accounts were $1,115,474 in the three months ended September 30, 2017, compared to $1,009,486 for the same period in 2016. Other service charges and fees increased by $44,042, or 6.7%, to $702,686 in the three months ended September 30, 2017, compared to $658,644 for the same period in 2016. Other operating income not derived from service charges or fees decreased $103,516, or 25.2% to $308,012 in the three months ended September 30, 2017, compared to $411,528 for the same period in 2016. This decrease was due mainly to a reduction in income from security sales and a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

Other income for the nine months ended September 30, 2017 was $6,183,624, an increase of $380,139, or 6.6%, from $5,803,485 the same period in 2016. Service charges on deposit accounts were $3,176,877 in the nine months ended September 30, 2017, compared to $2,794,790 for the same period in 2016. Other service charges and fees increased by $140,788 or 7.6%, to $1,992,929 in the nine months ended September 30, 2017, compared to $1,852,141 for the same period in 2016. Other operating income not derived from service charges or fees decreased $142,736, or 12.3% to $1,013,818 in the nine months ended September 30, 2017, compared to $1,156,554 for the same period in 2016. This decrease was due mainly to a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance partially offset by an increase in income from security sales and other income.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months		Nine months
	Ended September 30,		Ended September 30,
Other operating income	2017	2016	2017	2016
BOLI Income	$120,000	$144,000	$360,000	$424,000
Mortgage Loan Origination Income	87,069	117,186	249,435	359,815
Income from security sales, net	15,612	60,053	104,708	97,191
Other Income	85,331	90,289	299,675	275,548

Total Other Income	$308,012	$411,528	$1,013,818	$1,156,554

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2017 and 2016 were $6,887,220 and $6,557,413, respectively, an increase of $329,807 or 5.0%. Salaries and benefits increased to $3,744,831 for the three months ended September 30, 2017, from $3,460,948 for the same period in 2016. Occupancy expense increased by $5,880, or 0.4%, to $1,335,676 for the three months ended September 30, 2017, compared to $1,329,796 for the same period of 2016. Other operating expenses increased by $40,044 to $1,806,713 for the three months ended September 30, 2017, compared to $1,766,669 for the same period of 2016. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Nine months
	ended September 30,		ended September 30,
Other Operating Expense	2017	2016	2017	2016
Advertising	$142,032	$161,329	$532,292	$597,711
Office Supplies	290,110	215,304	712,397	500,176
Legal and Audit Fees	135,403	143,828	400,483	371,005
Telephone expense	124,112	119,070	399,926	337,127
Postage and Freight	133,251	128,086	396,042	365,463
Loan Collection Expense	106,947	42,496	149,355	332,342
Other Losses	12,039	7,871	213,606	219,005
Regulatory and related expense	107,932	200,887	322,104	620,087
Debit Card/ATM expense	103,240	160,526	307,069	348,253
Travel and Convention	54,198	60,909	197,318	199,224
Other expenses	597,449	526,363	2,137,778	1,758,268

Total Other Expense	$1,806,713	$1,766,669	$5,768,370	$5,648,661

The Corporation’s efficiency ratio for the three months ended September 30, 2017 was 75.67%, compared to 65.70% for the same period in 2016. For the nine months ended September 30, 2017 and 2016, the Corporation’s efficiency ratio was 76.35% and 71.26%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Cash and Due From Banks	$20,791,594	$21,688,557	$(896,963)	-4.14%
Interest Bearing deposits with Other Banks	29,640,509	48,603,182	(18,962,673)	-39.02%
Investment Securities	518,236,091	496,124,574	22,111,517	4.46%
Loans, net	389,674,425	390,148,343	(473,918)	-0.12%
Premises and Equipment	20,752,738	18,664,084	2,088,654	11.19%
Total Assets	1,026,124,497	1,025,211,907	912,590	0.09%
Total Deposits	754,768,366	760,152,340	(5,383,974)	-0.71%
Total Shareholders’ Equity	91,942,431	85,059,395	6,883,036	8.09%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2017 was $20,791,594, which was a decrease of $896,963 from the balance of $21,688,557 at December 31, 2016. The decrease was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at September 30, 2017, increased by $22,111,517, or 4.5%, to $518,236,091 from $496,124,574 at December 31, 2016. This increase was due to purchases in excess of maturities, sales and calls and increases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $473,918 during the nine months ended September 30, 2017, to $389,674,425 from $390,148,343 at December 31, 2016. Loan growth for the nine months ended September 30, 2017 was adversely impacted by weak demand for loans that meet our underwriting standards and increased competition for available loans that do. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the nine months ended September 30, 2017, the Corporation’s premises and equipment increased by $2,088,654, or 11.2%, to $20,752,738 from $18,664,084 at December 31, 2016. The increase was due to costs related to the new branch construction in Biloxi partially offset by depreciation expense for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

DEPOSITS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2017	2016	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$152,450,812	$149,512,941	$2,937,871	1.96%
Interest-Bearing Deposits	338,083,326	340,180,286	(2,096,960)	-0.62%
Savings Deposits	76,628,605	73,745,005	2,883,600	3.91%
Certificates of Deposit	187,605,623	196,714,108	(9,108,485)	-4.63%

Total deposits	$754,768,366	$760,152,340	$(5,383,974)	-0.71%

Non-interest-bearing and savings increased while certificates of deposit and interest-bearing deposits decreased during the nine months ended September 30, 2017. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2017, the Corporation had approximately $3.4 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

DATE: November 9, 2017