Form 10-K
period 2017-12-31
CITIZENS HOLDING CO /MS/
filed 2018-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $115,500,424 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2017).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2018
Common stock, $.20 par value	4,894,705 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2017 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Except as otherwise indicated herein, the information presented in this Annual Report on Form 10-K is as of March 15, 2018.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2017, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $992.744 million and total deposits of $723.055 million. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $38,696,252, operating profit of $4,123,243 and total assets of $992,743,682 for the Company as of December 31, 2017.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 48.3% of gross revenues in 2017, 50.2% in 2016 and 51.0% in 2015. Loan demand has improved but increased competition that results in lower loan yields along with an increased investment portfolio have caused this percentage to decline over the last three years. Such lending activities include commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office (“LPO”) in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in April 2014 converted this office to a full service branch and at the same time opened another branch in Biloxi. In 2011, the Company opened a branch in

Flowood, Mississippi. In December 2016, the Company opened a LPO in Oxford, Mississippi to offer commercial loans to the people in North Mississippi. On a very limited basis, the Company extends out-of-area credit only to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2017, approximately 81.5% of the Company’s loan portfolio was attributed to real estate lending, 14.6% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 3.9% of the Company’s total loan portfolio.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 56, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 66, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2017, the Bank employed 241 full-time employees and 24 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, (“Dodd- Frank Act”) made extensive changes in the regulation of financial institutions. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based, a number of which still have not been implemented. It is anticipated that these rules and enforcement by the Bank’s regulators will continue to evolve through regulatory amendments, informal interpretations, and enhanced enforcement in the future. Congress and the President have announced proposed reforms and changes to the Dodd-Frank Act, and it is uncertain how the Dodd- Frank Act provisions may be modified or the ultimate impact any such modifications may have to our business operations.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2017, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 18.51%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 17.93%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2017 was 9.17%.

The Dodd-Frank Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” on the risk-based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies, such as the Bank and the Company. The capital framework under Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Bank began to comply with the Basel III rules, although the rules will not be fully phased-in until January 1, 2019. Among other things, the final Basel III rules will impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

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

Management believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis if such requirements were currently effective. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2017, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $81.5 million, or 95.0% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2017, the maximum amount available for transfer from the Bank in the form of loans was $8.5 million, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

Consumer Protection.

The Bank is subject to a number of federal and state consumer protection laws. These laws provide substantive consumer rights and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which our bank subsidiary operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

Future Legislation

Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or our results of operations. With the proposals to alter the Dodd-Frank Act and the evolution of the CFPB, the nature and extent of future legislative and regulatory changes affecting financial institutions continues to be very unpredictable.

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

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 5.67% at June 30, 2017. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

As of December 31, 2017, approximately 72.4% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In recent years, the FRB has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. In December 2015, the Federal Reserve raised the target federal funds rate after a prolonged period of no change by 25 bps and did so again by 25 bps a year later in December 2016. During 2017, the FRB raised the target federal funds rate by 25 bps in March, June and December, bringing the current range to 1.25 to 1.50 percent. These developments, along with the U. S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. All things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States. and world-wide financial systems in ways that may be difficult to predict.

The profitability of the Company depends significantly on economic conditions in the State of Mississippi.

The Company’s success depends primarily on the general economic conditions of the State of Mississippi and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in East Central and South Mississippi. The local economic conditions in this area have a significant impact on the demand for the Company’s products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources.

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

The Company is also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Act, the Dodd Frank Act and SEC regulations. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.

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

Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible also that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur and will adversely affect our businesses.

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

The Company has placed a strategic emphasis on expanding its branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

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

The Company’s information systems may experience an interruption or breach in security. Evolving technologies and the need to protect against and react to cybersecurity risks and electronic fraud requires significant resources.

The Company relies heavily on communications and information systems to conduct its business. Furthermore, the Bank provides its customers the ability to bank online. The secure transmission of confidential information over the internet is a critical element of online banking. The Company needs to invest in information technology to keep pace with technology changes, and while the Company invests amounts it believes will be adequate, it may fail to invest adequate amounts such that the efficiency of information technology systems fails to meet operational needs. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failures, interruptions or security breaches will be prevented, and if they occur, that they will be adequately addressed. Additionally, to the extent the Company relies on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage its reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the financial condition and results of operations of the Company.

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

For example, in 2015, 2016 and 2017 major retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Bank systems are not breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. Other possible points of incursion or disruption not within the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service 24 Hour Teller

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1830 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service 24 Hour Teller

Flowood Branch	5419 Highway 25, Suite Q Flowood, MS 39232 (601) 992-7688	Full Service

Oxford LPO	304 Enterprise Drive Suite A Oxford, MS 38655	Loan Production Office

The Bank owns its offices, except for the Flowood Branch and the Oxford LPO, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2017Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

There were no sales or repurchases of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing. On July 26, 2017, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s outstanding shares of common stock over the next thirty six months.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017, 2016 and 2015—Selected Financial Data” in the 2017 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2017, 2016 and 2015” in the 2017 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2017 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2017 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2017 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2018, relating to its 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2018, relating to its 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2018, relating to its 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	63,000	$20.96	270,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	63,000	$20.96	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2018, relating to its 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2018, relating to its 2018 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2015, 2016 and 2017, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Condition

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Restated Articles of Incorporation of the Company	*

		3(ii)	Second Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

13	2017 Annual Report to Shareholders	+

14	Code of Ethics	*******

21	Subsidiaries of Registrant	+

23	Consent of Independent Registered Public Accounting Firm	+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

32.1	Section 1350 Certification of Chief Executive Officer	++

32.2	Section 1350 Certification of Chief Financial Officer	++

101	XBRL Exhibits	+

*	Filed as Exhibit 3(A) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
**	Filed as Exhibit 3(B) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (File No. 000-15375) filed on March 21, 2013 and incorporated herein by reference.
******	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-15375) filed on April 25, 2013 and incorporated herein by reference.
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

CITIZENS HOLDING COMPANY

Date: March 15, 2018	By:	/s/ Greg McKee
Greg McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg. McKee Greg McKee	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2018

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer (Principal Financial & Accounting Officer)	March 15, 2018

/s/ Craig Dungan Craig Dungan, MD	Director	March 15, 2018

/s/ Don L. Fulton Don L. Fulton	Director	March 15, 2018

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 15, 2018

/s/ David A. King David A. King	Director	March 15, 2018

/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 15, 2018

/s/ Adam Mars Adam Mars	Director	March 15, 2018

/s/ David P. Webb David P. Webb	Director	March 15, 2018

/s/ A. T. Williams A.T. Williams	Director	March 15, 2018

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 15, 2018