Form 10-Q
period 2018-03-31
CITIZENS HOLDING CO /MS/
filed 2018-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2018:

Title	Outstanding
Common Stock, $0.20 par value	4,894,705

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,190,006	$17,962,990
Interest bearing deposits with other banks	20,125,134	1,532,420
Investment securities available for sale, at fair value	469,894,602	505,046,377
Loans, net of allowance for loan losses of $2,725,441 in 2018 and $3,019,228 in 2017	405,457,118	402,390,574
Premises and equipment, net	20,373,791	20,571,551
Other real estate owned, net	3,434,734	3,980,127
Accrued interest receivable	4,128,882	4,450,723
Cash surrender value of life insurance	24,799,688	24,612,779
Deferred tax assets, net	7,075,740	5,362,750
Other assets	7,561,187	7,185,537

TOTAL ASSETS	$976,040,882	$993,095,828

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$170,079,423	$159,291,356
Interest-bearing NOW and money market accounts	329,016,907	306,047,053
Savings deposits	80,409,620	77,784,876
Certificates of deposit	206,121,133	177,562,214

Total deposits	785,627,083	720,685,499

Securities sold under agreement to repurchase	98,843,862	142,497,938
Federal Funds Purchased	—	1,500,000
Federal Home Loan Bank advances	—	30,000,000
Accrued interest payable	201,615	198,183
Deferred compensation payable	8,729,801	8,620,890
Other liabilities	605,625	1,142,278

Total liabilities	894,007,986	904,644,788

SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,894,705 shares issued and outstanding at March 31, 2018 and 4,894,705 shares issued and outstanding at December 31, 2017	978,941	978,941
Additional paid-in capital	4,148,195	4,103,139
Retained earnings	92,192,037	91,594,379
Accumulated other comprehensive loss, net of tax benefit of $5,081,847 in 2018 and $2,734,500 in 2017	(15,286,277)	(8,225,419)

Total shareholders’ equity	82,032,896	88,451,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$976,040,882	$993,095,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$4,716,419	$4,568,079
Investment securities	2,822,688	2,832,451
Other interest	60,284	68,547

Total interest income	7,599,391	7,469,077

INTEREST EXPENSE
Deposits	501,209	477,642
Other borrowed funds	293,431	329,805

Total interest expense	794,640	807,447

NET INTEREST INCOME	6,804,751	6,661,630
REVERSAL OF LOAN LOSSES	(236,773)	(151,220)

NET INTEREST INCOME AFTER REVERSAL OF LOAN LOSSES	7,041,524	6,812,850

OTHER INCOME
Service charges on deposit accounts	1,143,593	1,042,031
Other service charges and fees	668,464	616,772
Other operating income	288,373	275,457

Total other income	2,100,430	1,934,260

OTHER EXPENSES
Salaries and employee benefits	3,667,857	3,663,804
Occupancy expense	1,525,379	1,310,243
Other operating expense	1,854,446	2,135,109

Total other expenses	7,047,682	7,109,156

INCOME BEFORE PROVISION FOR INCOME TAXES	2,094,272	1,637,954

PROVISION FOR INCOME TAXES	321,885	200,629

NET INCOME	$1,772,387	$1,437,325

NET INCOME PER SHARE -Basic	$0.36	$0.29

-Diluted	$0.36	$0.29

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Net income	$1,772,387	$1,437,325

Other comprehensive (loss) income

Securities available-for-sale
Unrealized holding (losses) gains	(9,416,226)	4,404,089
Income tax effect	2,349,348	(1,642,725)

	(7,066,878)	2,761,364
Rclassification adjustment for gains included in net income	8,021	—
Income tax effect	(2,001)	—

	6,020	—

Total other comprehensive (loss) income	(7,060,858)	2,761,364

Comprehensive (loss) income	$(5,288,471)	$4,198,689

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$2,567,892	$2,350,831

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	10,181,801	11,142,246
Proceeds from sale of investment securities	14,752,618	—
Purchases of investment securities available for sale	—	(1,322,106)
Purchases of bank premises and equipment	(32,732)	(1,023,788)
Increase in interest bearing deposits with other banks	(18,592,714)	(25,111,537)
Proceeds from sale of other real estate	667,253	82,550
Net (increase) decrease in loans	(2,929,881)	1,104,924

Net cash provided by (used by) investing activities	4,046,345	(15,127,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	64,941,584	29,060,135
Net change in securities sold under agreement to repurchase	(43,654,076)	(9,184,626)
Decrease in Federal Funds Purchased	(1,500,000)	—
Payment of Federal Home Loan Bank advances	(30,000,000)	—
Proceeds from exercise of stock options	—	92,625
Payment of dividends	(1,174,729)	(1,172,899)

Net cash (used by) provided by financing activities	(11,387,221)	18,795,235

Net (decrease) increase in cash and due from banks	(4,772,984)	6,018,355

Cash and due from banks, beginning of period	17,962,990	21,688,557

Cash and due from banks, end of period	$13,190,006	$27,706,912

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2018

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with Citizens Holding Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 15, 2018.

Nature of Business

The Bank operates under a state bank charter and provides general banking services. As a state bank, the Bank is subject to regulations of the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Company. The Company is also subject to the regulations of the Federal Reserve. The area served by the Bank is east central and southern counties of Mississippi and the surrounding areas. Services are provided at several branch offices.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and to value foreclosed real estate, future additions to the allowance or adjustments to the valuation may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and valuations of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance or to make adjustments to the valuation based on their judgments about information available to them at the time of their examination. Due to these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous or future periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1,

2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company does not hold any equity securities that are within the scope of ASU 2016-01. ASU 2016-01 also eliminates the disclosure of assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of certain financial instruments prior to its changing to the exit price upon adoption of this standard in the first quarter of 2018. This ASU did not have any other implications to the Company at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The ASU was effective for the Company on January 1, 2018 and only impacts the presentation of specific items within the Statement of Cash Flows and did not have a material impact to the Company.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”), that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of similar identifiable assets is not considered a business. In addition, the guidance requires that, to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output. The ASU removes the evaluation of whether a market participant could replace any of the missing elements. ASU 2017-01 was effective for the Company on January 1, 2018 and is to the be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements have not yet been issued. The Company early adopted ASU 2018-02 as of December 31, 2017 and, as a result, reclassified $1,588,198 from accumulated other comprehensive income to retained earnings as of December 31, 2017. The reclassification impacted the Consolidated Statements of Financial Condition and the Consolidated Statements of Changes in Shareholders’ Equity as of and for the twelve months ended December 31, 2017.

Newly Issued, But Not Yet Effective Accounting Standards

On September 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public business entities, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 will be effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-09 will have on its financial position, results of operations and its financial statement disclosures.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2018, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $43,850,794 compared to an aggregate unused balance of $46,405,869 at December 31, 2017. There were $2,884,010 of letters of credit outstanding at March 31, 2018 and $2,842,010 at December 31, 2017. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

Note 3. Net Income per Share

Net income per share - basic has been computed based on the weighted average number of shares outstanding during each period. Net income per share - diluted has been computed based on the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options and restricted stock using the treasury stock method. Net income per share was computed as follows:

	For the Three Months
	Ended March 31
	2018	2017
Basic weighted average shares outstanding	4,882,705	4,883,679
Dilutive effect of granted options	5,802	14,214

Diluted weighted average shares outstanding	4,888,507	4,897,893

Net income	$1,772,387	$1,437,325
Net income per share-basic	$0.36	$0.29
Net income per share-diluted	$0.36	$0.29

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

The following table is a summary of the stock option activity for the three months ended March 31, 2018.

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2017	63,000	$20.96	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at March 31, 2018	63,000	$20.96	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at March 31, 2018, was $107,910. No options were outstanding under the 2013 Plan or the Employee’s Plan as of March 31, 2018.

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

Note 5. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 34% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation, the Company’s revaluation of its net deferred tax assets was $2,558,859, which was included in “Provision for Income Taxes” in the Consolidated Statements of Income at December 31, 2017. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act had not been completed as of December 31, 2017 and, therefore, considered its accounting for the tax effects of the Tax Act on its net deferred tax asset to have been completed as of December 31, 2017.

The effective tax rate for the three months ended March 31, 2018 and 2017 differ from the statutory federal income tax rates of 21% and 34%, respectively, due primarily to state income taxes offset by tax exempt interest income.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
March 31, 2018	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$177,818,695	$—	$6,826,209	$170,992,486
Mortgage backed securities	199,874,987	25,388	8,745,057	191,155,318
State, County, Municipals	109,703,750	99,882	5,139,691	104,663,941
Other investments	2,865,294	217,563	—	3,082,857

Total	$490,262,726	$342,833	$20,710,957	$469,894,602

		Gross	Gross
December 31, 2017	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$180,647,580	$—	$4,199,022	$176,448,558
Mortgage backed securities	213,707,125	43,197	5,327,265	208,423,057
State, County, Municipals	118,786,297	849,364	2,535,126	117,100,535
Other investments	2,865,294	208,933	—	3,074,227

Total	$516,006,296	$1,101,494	$12,061,413	$505,046,377

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2018 and December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$3,074,035	$3,081,588	$3,398,727	$3,421,576
Due after one year through five years	97,798,708	94,415,999	75,887,288	74,589,829
Due after five years through ten years	31,372,044	30,271,799	55,691,854	54,740,055
Due after ten years	358,017,939	342,125,216	381,028,427	372,294,917

Total	$490,262,726	$469,894,602	$516,006,296	$505,046,377

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2018 and December 31, 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

March 31, 2018	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$15,177,232	$494,132	$155,715,253	$6,332,077	$170,892,485	$6,826,209
Mortgage backed securities	85,334,413	2,998,856	103,673,842	5,746,201	189,008,255	8,745,057
State, County, Municipal	25,761,217	872,610	64,908,255	4,267,081	90,669,472	5,139,691

Total	$126,272,862	$4,365,598	$324,297,350	$16,345,359	$450,570,212	$20,710,957

December 31, 2017	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$15,681,866	$223,534	$160,766,691	$3,975,488	$176,448,557	$4,199,022
Mortgage backed securities	88,499,852	1,613,091	116,753,236	3,714,175	205,253,088	5,327,266
State, County, Municipal	7,117,600	59,041	66,973,174	2,476,084	74,090,774	2,535,125

Total	$111,299,318	$1,895,666	$344,493,101	$10,165,747	$455,792,419	$12,061,413

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of it amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at March 31, 2018 nor at December 31, 2017.

Note 7. Loans

The composition of net loans (in thousands) at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$29,219	$25,923
Farmland	16,364	16,905
1-4 Family Mortgages	90,823	95,925
Commercial Real Estate	199,810	191,736

Total Real Estate Loans	336,216	330,489

Business Loans:
Commercial and Industrial Loans	56,838	58,204
Farm Production and Other Farm Loans	951	922

Total Business Loans	57,789	59,126

Consumer Loans:
Credit Cards	1,230	1,310
Other Consumer Loans	13,095	14,680

Total Consumer Loans	14,325	15,990

Total Gross Loans	408,330	405,605
Unearned Income	(148)	(195)
Allowance for Loan Losses	(2,725)	(3,019)

Loans, net	$405,457	$402,391

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$416	$—
Farmland	353	366
1-4 Family Mortgages	1,950	2,131
Commercial Real Estate	4,763	4,891

Total Real Estate Loans	7,482	7,388

Business Loans:
Farm Production and Other Farm Loans	50	32
Commercial and Industrial Loans	90	78

Total Business Loans	140	110

Consumer Loans:
Other Consumer Loans	75	84

Total Consumer Loans	75	84

Total Nonaccrual Loans	$7,697	$7,582

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2018, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$437	$—	$437	$28,782	$29,219	$—
Farmland	286	25	311	16,053	16,364	—
1-4 Family Mortgages	2,611	266	2,877	87,946	90,823	—
Commercial Real Estate	10,345	8	10,353	189,457	199,810	—

Total Real Estate Loans	13,679	299	13,978	322,238	336,216	—

Business Loans:
Commercial and Industrial Loans	660	17	677	56,161	56,838	—
Farm Production and Other Farm Loans	73	19	92	859	951	—

Total Business Loans	733	36	769	57,020	57,789	—

Consumer Loans:
Credit Cards	16	10	26	1,204	1,230	—
Other Consumer Loans	388	78	466	12,629	13,095	8

Total Consumer Loans	404	88	492	13,833	14,325	8

Total Loans	$14,816	$423	$15,239	$393,091	$408,330	$8

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2017 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$281	$—	$281	$25,642	$25,923	$—
Farmland	93	—	93	16,812	16,905	—
1-4 Family Mortgages	2,657	—	2,657	93,268	95,925	—
Commercial Real Estate	2,585	862	3,447	188,289	191,736	807

Total Real Estate Loans	5,616	862	6,478	324,011	330,489	807

Business Loans:
Commercial and Industrial Loans	32	—	32	58,172	58,204	—
Farm Production and Other Farm Loans	19	—	19	903	922	—

Total Business Loans	51	—	51	59,075	59,126	—

Consumer Loans:
Credit Cards	25	6	31	1,279	1,310	6
Other Consumer Loans	422	—	422	14,258	14,680	—

Total Consumer Loans	447	6	453	15,537	15,990	6

Total Loans	$6,114	$868	$6,982	$398,623	$405,605	$813

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

Impaired loans (in thousands) as of March 31, 2018, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$222	$—	$222	$222	$40	$222
Farmland	248	248	—	248	—	250
1-4 Family Mortgages	1,329	1,128	201	1,329	37	1,337
Commercial Real Estate	5,715	1,712	4,003	5,715	383	5,758

Total Real Estate Loans	7,514	3,088	4,426	7,514	460	7,567
Business Loans:
Farm Production and Other Farm Loans	50	50	—	50	—	50

Total Business Loans	50	50	—	50	—	50

Total Loans	$7,564	$3,138	$4,426	$7,564	$460	$7,617

Impaired loans (in thousands) as of December 31, 2017, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$222	$—	$222	$222	$0	$111
Farmland	252	252	—	252	—	126
1-4 Family Mortgages	1,344	1,141	203	1,344	46	906
Commercial Real Estate	5,801	1,763	4,038	5,801	397	4,994

Total Real Estate Loans	7,619	3,156	4,463	7,619	443	6,137

Business Loans:
Farm Production and Other Farm Loans	50	50	—	50	—	25

Total Business Loans	50	50	—	50	—	25

Total Loans	$7,669	$3,206	$4,463	$7,669	$443	$6,162

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

March 31, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$4,871	$2,984

Total	3	$4,871	$2,984

		Pre-Modification	Post-Modification
December 31, 2017		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,047

Total	3	$4,871	$3,047

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2017	3	$3,047
Reductions due to:
Principal paydowns		(63)

Total at March 31, 2018	3	$2,984

The allocated allowance for loan losses attributable to restructured loans was $174,274 at March 31, 2018 and December 31, 2017. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of March 31, 2018.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2018.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2018:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$26,669	$1,550	$1,000	$—	$—	$29,219
Farmland	14,997	372	995	—	—	16,364
1-4 Family Mortgages	80,294	2,517	8,012	—	—	90,823
Commercial Real Estate	148,350	34,385	17,075	—	—	199,810

Total Real Estate Loans	270,310	38,824	27,082	—	—	336,216

Business Loans:
Commercial and Industrial Loans	53,700	986	2,152	—	—	56,838
Farm Production and Other Farm Loans	886	7	58	—	—	951

Total Business Loans	54,586	993	2,210	—	—	57,789

Consumer Loans:
Credit Cards	1,220	—	10	—	—	1,230
Other Consumer Loans	12,803	110	124	58	—	13,095

Total Consumer Loans	14,023	110	134	58	—	14,325

Total Loans	$338,919	$39,927	$29,426	$58	$—	$408,330

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2017:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$23,720	$2,116	$87	$—	$—	$25,923
Farmland	15,496	377	1,032	—	—	16,905
1-4 Family Mortgages	82,227	5,615	8,083	—	—	95,925
Commercial Real Estate	143,271	41,833	6,632	—	—	191,736

Total Real Estate Loans	264,714	49,941	15,834	—	—	330,489

Business Loans:
Commercial and Industrial Loans	55,081	2,990	133	—	—	58,204
Farm Production and Other Farm Loans	853	9	60	—	—	922

Total Business Loans	55,934	2,999	193	—	—	59,126

Consumer Loans:
Credit Cards	1,304	—	6	—	—	1,310
Other Consumer Loans	14,414	71	137	58	—	14,680

Total Consumer Loans	15,718	71	143	58	—	15,990

Total Loans	$336,366	$53,011	$16,170	$58	$—	$405,605

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

	Real	Business
	Estate	Loans	Consumer	Total
March 31, 2018
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
Reversal of loan losses	(65,925)	(150,889)	(19,959)	(236,773)
Chargeoffs	83,045	15,347	30,845	129,237
Recoveries	45,114	861	26,248	72,223

Net chargeoffs (recoveries)	37,931	14,486	4,597	57,014

Ending Balance	$2,047,859	$181,406	$496,176	$2,725,441

Period end allowance allocated to:
Loans individually evaluated for impairment	$459,359	$—	$—	$459,359
Loans collectively evaluated for impairment	1,588,500	181,406	496,176	2,266,082

Ending Balance, March 31, 2018	$2,047,859	$181,406	$496,176	$2,725,441

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

	Real	Business
	Estate	Loans	Consumer	Total
March 31, 2017
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
(Reversal of) provision for loan losses	(282,820)	175,477	(43,877)	(151,220)
Chargeoffs	4,107	67,850	12,046	84,003
Recoveries	12,465	254	21,622	34,341

Net chargeoffs (recoveries)	(8,358)	67,596	(9,576)	49,662

Ending Balance	$2,842,672	$365,435	$493,807	$3,701,914

Period end allowance allocated to:
Loans individually evaluated for impairment	$649,449	$61,288	$—	$710,737
Loans collectively evaluated for impairment	2,193,223	304,147	493,807	2,991,177

Ending Balance, March 31, 2017	$2,842,672	$365,435	$493,807	$3,701,914

The Corporation’s recorded investment in loans as of March 31, 2018 and December 31, 2017 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
	Estate	Loans	Consumer	Total
March 31, 2018
Loans individually evaluated for specific impairment	$7,514	$50	$—	$7,564
Loans collectively evaluated for general impairment	328,702	57,739	14,325	400,766

	$336,216	$57,789	$14,325	$408,330

	Real	Business
	Estate	Loans	Consumer	Total
December 31, 2017
Loans individually evaluated for specific impairment	$4,396	$—	$—	$4,396
Loans collectively evaluated for general impairment	326,093	59,126	15,990	401,209

	$330,489	$59,126	$15,990	$405,605

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$170,992,486	$—	$170,992,486
Mortgage-backed securities	—	191,155,318	—	191,155,318
State, county and municipal obligations	—	104,663,941	—	104,663,941
Other investments	—	—	3,082,857	3,082,857

Total	$—	$466,811,745	$3,082,857	$469,894,602

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$176,448,558	$—	$176,448,558
Mortgage-backed securities	—	208,423,057	—	208,423,057
State, county and municipal obligations	—	117,100,535	—	117,100,535
Other investments	—	—	3,074,227	3,074,227

Total	$—	$501,972,150	$3,074,227	$505,046,377

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs
	(Level 3)
	Structured Financial Product

	As of March 31,
	2018	2017
Beginning Balance	$3,074,227	$2,971,106
Principal payments received	—	(4,466)
Unrealized gains included in other comprehensive income	8,630	19,119

Ending Balance	$3,082,857	$2,985,759

The Corporation recorded no gains or losses in earnings for the period ended March 31, 2018 or December 31, 2017 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

The following table presents information as of March 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

			Significant
Financial instrument	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
Trust preferred securities	$3,082,857	Discounted cash flows	Default rate	0-100%

For assets measured at fair value on a nonrecurring basis during 2018 that were still held on the Corporation’s balance sheet at March 31, 2018, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$182,250	$182,250

Total	$—	$—	$182,250	$182,250

The following table presents information as of March 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$182,250	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

For assets measured at fair value on a nonrecurring basis during 2017 that were still held on the Corporation’s balance sheet at December 31, 2017, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$544,502	$544,502
Other real estate owned	—	—	1,307,250	1,307,250

Total	$—	$—	$1,851,752	$1,851,752

Impaired loans with a carrying value of $7,564,145 and $7,668,808 had an allocated allowance for loan losses of $459,359 and $442,589 at March 31, 2018 and December 31, 2017, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lieu, sometimes referred to as other real estate owned (“OREO”), during the three-month period ended March 31, 2018, and recorded at fair value, less costs to sell, was $100,109. There were no writedowns during the period on properties owned. OREO acquired during 2017 and recorded at fair value, less costs to sell, was $88,579. There were $413,740 in additional writedowns during 2017 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2018:

		Fair Value Measurements Using:
March 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$13,190,006	$13,190,006	$—	$—	$13,190,006
Interest bearing deposits with banks	20,125,134	20,125,134	—	—	20,125,134
Securities available-for-sale	469,894,602	—	466,811,745	3,082,857	469,894,602
Net loans	405,457,118	—	—	402,515,468	402,515,468

Financial liabilities
Deposits	$785,627,083	$579,505,950	$—	$206,254,956	$785,760,906
Securities Sold under
Agreement to Repurchase	98,843,862	98,843,862	—	—	98,843,862

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2017:

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$17,962,990	$17,962,990	$—	$—	$17,962,990
Interest bearing deposits with banks	1,532,420	1,532,420	—	—	1,532,420
Securities available-for-sale	505,046,377	—	501,972,150	3,074,227	505,046,377
Net loans	402,390,574	—	—	401,706,081	401,706,081

Financial liabilities
Deposits	$720,685,499	$543,123,284	$—	$177,698,280	$720,821,564
Federal Home Loan Bank advances	30,000,000	—	—	30,005,541	30,005,541
Securities Sold under
Agreement to Repurchase	142,497,938	142,497,938	—	—	142,497,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2018, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $976.041 million and total deposits of $785.627 million.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2018, was 29.04% and at December 31, 2017, was 28.59%. The increase was due to a increase in short term marketable assets at March 31, 2018. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $785,627,083 at March 31, 2018, and $720,685,499 at December 31, 2017. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $469,894,602 invested in available-for-sale investment securities at March 31, 2018, and $505,046,377 at

December 31, 2017. This decrease is due to the Corporation’s increased loan demand and the payoff of Federal Home Loan Bank advances. The Corporation also had $20,125,134 in interest bearing deposits at other banks at March 31, 2018 and $1,532,420 at December 31, 2017. The increase in interest bearing deposits was the result of long term investments being called, sold or matured. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both March 31, 2018 and December 31, 2017. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2018, the Corporation had unused and available $161,977,572 of its line of credit with the FHLB and at December 31, 2017, the Corporation had unused and available $169,925,797 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2017 to March 31, 2018, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had no federal funds purchased as of March 31, 2018 and $1,500,000 as of December 31, 2017. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $82,032,896 at March 31, 2018, as compared to $88,451,040 at December 31, 2017. The decrease in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by the increase in earnings in excess of dividends paid. The market value adjustment, which was a decrease was due to general market conditions, specifically the increase in medium term interest rates, caused a decrease in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $1,174,729, or $0.24 per share, during the three-month period ended March 31, 2018 compared to $0.24 per share for the same period in 2017.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2018, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Citizens Holding Company
Tier 1 leverage ratio	$94,170	9.58%	$49,173	5.00%	$39,339	4.00%
Common Equity tier 1 capital ratio	94,170	9.58%	63,925	6.50%	44,256	4.50%
Tier 1 risk-based capital ratio	94,170	17.88%	42,144	8.00%	31,608	6.00%
Total risk-based capital ratio	96,895	18.39%	52,680	10.00%	42,144	8.00%

December 31, 2017
Citizens Holding Company
Tier 1 leverage ratio	$93,527	9.17%	$51,005	5.00%	$40,804	4.00%
Common Equity tier 1 capital ratio	93,527	9.17%	66,307	6.50%	45,905	4.50%
Tier 1 risk-based capital ratio	93,527	17.93%	41,737	8.00%	31,303	6.00%
Total risk-based capital ratio	96,546	18.51%	52,171	10.00%	41,737	8.00%

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

Management believes that, as of March 31, 2018, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2018	2017
Interest Income, including fees	$7,599,391	$7,469,077
Interest Expense	794,640	807,447

Net Interest Income	6,804,751	6,661,630
Reversal of Loan Losses	(236,773)	(151,220)

Net Interest Income after
Reversal of Loan Losses	7,041,524	6,812,850
Other Income	2,100,430	1,934,260
Other Expense	7,047,682	7,109,156

Income Before Provision For
Income Taxes	2,094,272	1,637,954
Provision for Income Taxes	321,885	200,629

Net Income	$1,772,387	$1,437,325

Net Income Per share - Basic	$0.36	$0.29

Net Income Per Share-Diluted	$0.36	$0.29

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.03% for the three months ended March 31, 2018, and 6.67% for the corresponding period in 2017. The increase in ROE was caused by the decrease in equity balances and an increase in net income compared to the same period in 2017.

Book value per share decreased to $16.76 at March 31, 2018, compared to $18.07 at December 31, 2017. The decrease in book value per share reflects earnings in excess of dividends offset by an increase in other comprehensive loss due to the decrease in fair value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2018, were $986,613,776 compared to $996,266,145 for the year ended December 31, 2017. This decrease was due mainly to a decrease in available-for-sale securities partially offset by an increase in loans and interest bearing due from bank accounts.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.09% for the quarter ended March 31, 2018 compared to 3.03% for the corresponding period of 2017. The increase in net interest margin for the period ended March 31, 2018, when compared to the same period in 2017, was the result of the increase in yields on earning assets in excess of the increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $909,072,907 for the three months ended March 31, 2018. This represents a decrease of $9,497,885, or 1.0%, over average earning assets of $918,570,792 for the three months ended March 31, 2017. The decrease in average earning assets for the three months ended March 31, 2018, is the result of a decrease in investment securities offset by an increase in loans and interest bearing due from bank accounts.

Interest bearing deposits averaged $602,877,883 for the three months ended March 31, 2018. This represents a decrease of $16,008,290, or 2.6%, from the average of interest bearing deposits of $618,886,173 for the three months ended March 31, 2017. This was due, in large part, to a decrease in interest-bearing NOW accounts partially offset by an increase in certificates of deposit and savings accounts.

Other borrowed funds averaged $120,042,284 for the three months ended March 31, 2018. This represents a decrease of $20,381,968, or 14.5%, over the other borrowed funds of $140,424,252 for the three months ended March 31, 2017. This decrease in other borrowed funds was due to a decrease in the securities sold under agreements to repurchase and the payoff of FHLB advances for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017.

Net interest income was $6,804,751 for the three months ended March 31, 2018, an increase of $143,121 from $6,661,630 for the three months ended March 31, 2017, primarily due to an increase in yields on earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended March 31, 2018, the yields on earning assets increased and the rates paid on deposits and borrowed funds increased from the same period in 2017. The yield on all interest-bearing assets increased 6 basis points to 3.44% in the three months ended March 31, 2018 from 3.38% for the same period in 2017. At the same time, the rate paid on all interest-bearing liabilities for the three months ended March 31, 2018 increased 1 basis point to 0.44% from 0.43% in the same period in 2017. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31
	2018	2017
Interest and Fees	$4,716,419	$4,568,079
Average Gross Loans	407,008,135	394,251,976
Annualized Yield	4.64%	4.63%

The slight increase in interest rates on loan accounts in the three months ended March 31, 2018, reflects the increase in all loan interest rates for both new and refinanced loans in the period.

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2018	2017	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$408,330,760	$405,605,542	$2,725,218	0.67%
Allowance for Loan Losses	2,725,441	3,019,228	(293,787)	-9.73%
Nonaccrual Loans	7,696,570	7,582,017	114,553	1.51%
Ratios:
Allowance for loan losses to gross loans	0.67%	0.74%
Net loans charged off to allowance for loan losses	2.09%	11.28%

The provision for loan losses for the three months ended March 31, 2018 was negative $236,773, a decrease of $85,553 from the negative $151,220 provision for the same period in 2017. The change in the Corporation’s loan loss provisions for the three months ended March 31, 2018 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to the amount of new loans being added to nonaccrual status in excess of payments received and loans charged off.

For the three months ended March 31, 2018, net loan losses charged to the allowance for loan losses totaled $57,014, an increase of $7,351 from the $49,663 charged off in the same period in 2017.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2018 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2018 was $2,100,430, an increase of $166,170, or 8.6%, from $1,934,260 the same period in 2017. Service charges on deposit accounts were $1,143,593 in the three months ended March 31, 2018, compared to $1,042,031 for the same period in 2017. Other service charges and fees increased by $51,692, or 8.4%, to $668,464 in the three months ended March 31, 2018, compared to $616,772 for the same period in 2017. Other operating income not derived from service charges or fees increased $12,916, or 4.7% to $288,373 in the three months ended March 31, 2018, compared to $275,457 for the same period in 2017. This increase was due mainly to an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market, an increase in income from security sales and income on bank owned life insurance partially offset by a reduction in other income.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months
	Ended March 31,
Other operating income	2018	2017
BOLI Income	$126,000	$120,000
Mortgage Loan Origination Income	72,523	65,140
Income from security sales, net	8,021	—
Other Income	81,829	90,317

Total Other Income	$288,373	$275,457

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2018 and 2017 were $7,047,682 and $7,109,156, respectively, a decrease of $61,474 or 0.9%. Salaries and benefits increased to $3,667,857 for the three months ended March 31, 2018, from $3,663,804 for the same period in 2017. Occupancy expense increased by $215,136, or 16.4%, to $1,525,379 for the three months ended March 31, 2018, compared to $1,310,243 for the same period of 2017. Other operating expenses decreased by $280,663 to $1,854,446 for the three months ended March 31, 2018, compared to $2,135,109 for the same period of 2017. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months Ended March 31,
Other Operating Expense	2018	2017
Advertising	$156,046	$210,458
Office Supplies	243,076	196,546
Legal and Audit Fees	211,854	137,069
Telephone expense	124,833	153,116
Postage and Freight	136,917	130,934
Loan Collection Expense	13,702	40,639
Other Losses	167,274	157,011
Regulatory and related expense	95,047	119,757
Debit Card/ATM expense	109,001	93,502
Travel and Convention	49,348	70,816
Other expenses	547,348	825,261

Total Other Expense	$1,854,446	$2,135,109

The Corporation’s efficiency ratio for the three months ended March 31, 2018 was 74.47%, compared to 79.49% for the same period in 2017. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	March 31, 2018	December 31, 2017	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$13,190,006	$17,962,990	$(4,772,984)	-26.57%
Interest Bearing deposits with Other Banks	20,125,134	1,532,420	18,592,714	1213.29%
Investment Securities	469,894,602	505,046,377	(35,151,775)	-6.96%
Loans, net	405,457,118	402,390,574	3,066,544	0.76%
Premises and Equipment	20,373,791	20,571,551	(197,760)	-0.96%
Total Assets	976,040,882	993,095,828	(17,054,946)	-1.72%
Total Deposits	785,627,083	720,685,499	64,941,584	9.01%
Total Shareholders’ Equity	82,032,896	88,451,040	(6,418,144)	-7.26%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2018 was $13,190,006, which was a decrease of $4,772,984 from the balance of $17,962,990 at December 31, 2017. The decrease was due to a decrease in the balances at correspondent banks due to a decrease in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at March 31, 2018, decreased by $35,151,775, or 7.0%, to $469,894,602 from $505,046,377 at December 31, 2017. This decrease was due to maturities, sales and calls in excess of purchases and decreases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance increased by $3,066,544 during the three months ended March 31, 2018, to $405,457,118 from $402,390,574 at December 31, 2017. Loan demand, especially in land development and construction and commercial real estate categories, strengthened during the three months ended March 31, 2018 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2018, the Corporation’s premises and equipment decreased by $197,760, or 1.0%, to $20,373,791 from $20,571,551 at December 31, 2017. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	March 31, 2018	December 31, 2017	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$170,079,423	$159,291,356	$10,788,067	6.77%
Interest-Bearing Deposits	329,016,907	306,047,053	22,969,854	7.51%
Savings Deposits	80,409,620	77,784,876	2,624,744	3.37%
Certificates of Deposit	206,121,133	177,562,214	28,558,919	16.08%

Total deposits	$785,627,083	$720,685,499	$64,941,584	9.01%

Non-interest-bearing, interest-bearing, savings and certificates of deposits increased during the three months ended March 31, 2018. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2018, the Corporation had approximately $2.7 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which the Corporation filed with the Securities and Exchange Commission on March 15, 2018. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, the Corporation’s quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2017.

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

CITIZENS HOLDING COMPANY

:	BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

:	BY:	/s/ Robert T. Smith
Robert T. Smith
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: May 10, 2018