Form 10-Q
period 2018-06-30
CITIZENS HOLDING CO /MS/
filed 2018-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2018:

Title	Outstanding
Common Stock, $0.20 par value	4,904,530

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$12,641,231	$17,962,990
Interest bearing deposits with other banks	1,293,179	1,532,420
Investment securities available for sale, at fair value	463,752,185	505,046,377
Loans, net of allowance for loan losses of $3,027,950 in 2018 and $3,019,228 in 2017	417,589,558	402,390,574
Premises and equipment, net	19,894,685	20,571,551
Other real estate owned, net	3,312,484	3,980,127
Accrued interest receivable	4,297,013	4,450,723
Cash surrender value of life insurance	24,977,849	24,612,779
Deferred tax assets, net	7,518,048	5,362,750
Other assets	7,793,327	7,185,537

TOTAL ASSETS	$963,069,559	$993,095,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$160,581,057	$159,291,356
Interest-bearing NOW and money market accounts	333,739,645	306,047,053
Savings deposits	79,274,222	77,784,876
Certificates of deposit	191,016,056	177,562,214

Total deposits	764,610,980	720,685,499
Securities sold under agreement to repurchase	74,124,947	142,497,938
Federal Funds Purchased	12,500,000	1,500,000
Federal Home Loan Bank advances	20,000,000	30,000,000
Accrued interest payable	194,431	198,183
Deferred compensation payable	8,820,103	8,620,890
Other liabilities	1,137,728	1,142,278

Total liabilities	881,388,189	904,644,788
SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,904,530 shares issued and outstanding at June 30, 2018 and 4,894,705 shares issued and outstanding at December 31, 2017	980,906	978,941
Additional paid-in capital	4,215,811	4,103,139
Retained earnings	92,703,089	91,594,379
Accumulated other comprehensive loss, net of tax benefit of $5,391,738 in 2018 and $2,734,500 in 2017	(16,218,436)	(8,225,419)

Total shareholders’ equity	81,681,370	88,451,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$963,069,559	$993,095,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$4,984,492	$4,863,971	$9,700,911	$9,432,050
Investment securities	2,734,424	2,919,236	5,557,112	5,751,687
Other interest	60,060	59,086	120,344	127,633

Total interest income	7,778,976	7,842,293	15,378,367	15,311,370
INTEREST EXPENSE
Deposits	515,506	486,003	1,016,715	963,645
Other borrowed funds	311,034	343,814	604,466	673,619

Total interest expense	826,540	829,817	1,621,181	1,637,264

NET INTEREST INCOME	6,952,436	7,012,476	13,757,186	13,674,106
PROVISION FOR (REVERSAL OF) LOAN LOSSES	88,962	(29,586)	(147,811)	(180,806)

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) LOAN LOSSES	6,863,474	7,042,062	13,904,997	13,854,912
OTHER INCOME
Service charges on deposit accounts	1,067,260	1,019,372	2,210,853	2,061,403
Other service charges and fees	717,053	673,471	1,385,517	1,290,243
Other operating income	294,097	430,349	582,470	705,806

Total other income	2,078,410	2,123,192	4,178,840	4,057,452

OTHER EXPENSES
Salaries and employee benefits	3,675,422	3,745,433	7,343,279	7,409,237
Occupancy expense	1,361,622	1,338,630	2,887,001	2,648,873
Other operating expense	1,910,845	1,826,548	3,765,290	3,961,657

Total other expenses	6,947,889	6,910,611	13,995,570	14,019,767

INCOME BEFORE PROVISION FOR INCOME TAXES	1,993,995	2,254,643	4,088,267	3,892,597
PROVISION FOR INCOME TAXES	305,855	471,190	627,740	671,819

NET INCOME	$1,688,140	$1,783,453	$3,460,527	$3,220,778

NET INCOME PER SHARE -Basic	$0.35	$0.37	$0.71	$0.66

-Diluted	$0.35	$0.36	$0.71	$0.66

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,688,140	$1,783,453	$3,460,527	$3,220,778
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding (losses) gains	(1,245,076)	6,111,996	(10,661,302)	10,516,085
Income tax effect	310,646	(2,279,774)	2,659,994	(3,922,499)

	(934,430)	3,832,222	(8,001,308)	6,593,586
Rclassification adjustment for gains included in net income	3,026	89,096	11,047	89,096
Income tax effect	(755)	(33,233)	(2,756)	(33,233)

	2,271	55,863	8,291	55,863

Total other comprehensive (loss) income	(932,159)	3,888,085	(7,993,017)	6,649,449

Comprehensive income (loss)	$755,981	$5,671,538	$(4,532,490)	$9,870,227

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$5,402,261	$4,972,412
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	21,903,064	21,382,709
Proceeds from sale of investment securities	17,609,891	24,502,095
Purchases of investment securities available for sale	(10,550,000)	(70,927,550)
Purchases of bank premises and equipment	(48,702)	(2,139,487)
Sales of bank premises and equipment	264,000	—
Decrease in interest bearing deposits with other banks	239,241	39,794,411
Purchase of Federal Home Loan Bank stock	—	(498,700)
Proceeds from sale of other real estate	782,095	127,722
Net (increase) decrease in loans	(15,151,283)	677,105

Net cash provided by investing activities	15,048,306	12,918,305
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	43,925,481	19,771,233
Net change in securities sold under agreement to repurchase	(68,372,991)	(35,025,549)
Increase in Federal Funds Purchased	11,000,000	—
Repayment of Federal Home Loan Bank advances	(10,000,000)	—
Proceeds from exercise of stock options	27,000	92,625
Payment of dividends	(2,351,816)	(2,347,598)

Net cash used in financing activities	(25,772,326)	(17,509,289)

Net (decrease) increase in cash and due from banks	(5,321,759)	381,428
Cash and due from banks, beginning of period	17,962,990	21,688,557

Cash and due from banks, end of period	$12,641,231	$22,069,985

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2018

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company does not hold any equity securities that are within the scope of ASU 2016-01. ASU 2016-01 also eliminates the disclosure of assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of certain financial instruments prior to its changing to the exit price upon adoption of this standard in the first quarter of 2018. This ASU did not have any other implications to the Company at the time of adoption.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities due to market participants pricing securities to the call date that produces the worst yield when the coupon is above current market rates, and pricing securities to maturity when the coupon is below market rates in anticipation that the borrower will act in its economic best interest. Therefore, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. ASU 2017-08 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Management is currently evaluating the impact ASU 2017-08 will have on the Company’s financial position and results of operations.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2018, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $59,126,558 compared to an aggregate unused balance of $46,405,869 at December 31, 2017. There were $2,549,810 of letters of credit outstanding at June 30, 2018 and $2,842,010 at December 31, 2017. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	4,889,772	4,878,986	4,886,258	4,874,565
Dilutive effect of granted options	5,020	11,064	7,729	18,777

Diluted weighted average shares outstanding	4,894,792	4,890,050	4,893,987	4,893,342

Net income	$1,688,140	$1,783,453	$3,460,527	$3,220,778
Net income per share-basic	$0.35	$0.37	$0.71	$0.66
Net income per share-diluted	$0.35	$0.36	$0.71	$0.66

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

The following table is a summary of the stock option activity for the six months ended June 30, 2018.

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	63,000	$20.96	—	$—
Granted	—	—	—	—
Exercised	(6,000)	18.00	—	—
Expired	(4,500)	18.00	—	—

Outstanding at June 30, 2018	52,500	$21.55	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at June 30, 2018, was $141,570. No options were outstanding under the 2013 Plan or the Employee’s Plan as of June 30, 2018.

During the quarter ended June 30, 2018, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 25, 2019 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $165,375 and will be recognized over the one-year vesting period at a cost of $13,781 per month less deferred taxes of $3,438 per month.

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

The effective tax rate for the three and six months ended June 30, 2018 and 2017 differ from the statutory federal income tax rates of 21% and 34%, respectively, due primarily to state income taxes offset by tax exempt interest income.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$99,566,635	$—	$4,269,911	$95,296,724
Mortgage backed securities	278,584,218	6,438	12,561,575	266,029,081
State, County, Municipals	107,211,506	78,334	4,863,460	102,426,380

Total	$485,362,359	$84,772	$21,694,946	$463,752,185

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$180,647,580	$—	$4,199,022	$176,448,558
Mortgage backed securities	213,707,125	43,197	5,327,265	208,423,057
State, County, Municipals	118,786,297	849,364	2,535,126	117,100,535
Other investments	2,865,294	208,933	—	3,074,227

Total	$516,006,296	$1,101,494	$12,061,413	$505,046,377

During the 2nd quarter of 2018, management reclassified Small Business Administration Pools (“SBAP”) that are backed by mortgages from the Obligation of U.S. Government agencies portfolio to the Mortgage backed securities portfolio. This resulted in a reclassification of $76,518,180 in securities and did not have an impact on shareholders’ equity or net income.

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2018 and December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$1,817,972	$1,820,005	$3,398,727	$3,421,576
Due after one year through five years	97,858,493	94,124,451	75,887,288	74,589,829
Due after five years through ten years	31,088,580	29,855,611	55,691,854	54,740,055
Due after ten years	354,597,314	337,952,118	381,028,427	372,294,917

Total	$485,362,359	$463,752,185	$516,006,296	$505,046,377

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2018 and December 31, 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2018	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$15,119,779	$647,021	$80,176,945	$3,622,890	$95,296,724	$4,269,911
Mortgage backed securities	93,958,426	3,434,432	171,878,931	9,127,143	265,837,357	12,561,575
State, County, Municipal	25,411,940	806,404	64,746,595	4,057,056	90,158,535	4,863,460

Total	$134,490,145	$4,887,857	$316,802,471	$16,807,089	$451,292,616	$21,694,946

December 31, 2017	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$15,681,866	$223,534	$160,766,691	$3,975,488	$176,448,557	$4,199,022
Mortgage backed securities	88,499,852	1,613,091	116,753,236	3,714,175	205,253,088	5,327,266
State, County, Municipal	7,117,600	59,041	66,973,174	2,476,084	74,090,774	2,535,125

Total	$111,299,318	$1,895,666	$344,493,101	$10,165,747	$455,792,419	$12,061,413

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of it amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at June 30, 2018 nor at December 31, 2017.

Note 7. Loans

The composition of net loans (in thousands) at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$37,360	$25,923
Farmland	15,889	16,905
1-4 Family Mortgages	88,627	95,925
Commercial Real Estate	196,715	191,736

Total Real Estate Loans	338,591	330,489
Business Loans:
Commercial and Industrial Loans	66,382	58,204
Farm Production and Other Farm Loans	999	922

Total Business Loans	67,381	59,126
Consumer Loans:
Credit Cards	1,342	1,310
Other Consumer Loans	13,408	14,680

Total Consumer Loans	14,750	15,990

Total Gross Loans	420,722	405,605
Unearned Income	(105)	(195)
Allowance for Loan Losses	(3,028)	(3,019)

Loans, net	$417,589	$402,391

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$420	$—
Farmland	272	366
1-4 Family Mortgages	1,927	2,131
Commercial Real Estate	4,279	4,891

Total Real Estate Loans	6,898	7,388
Business Loans:
Commercial and Industrial Loans	83	78
Farm Production and Other Farm Loans	31	32

Total Business Loans	114	110
Consumer Loans:
Other Consumer Loans	71	84

Total Consumer Loans	71	84

Total Nonaccrual Loans	$7,083	$7,582

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2018, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$16	$420	$436	$36,924	$37,360	$—
Farmland	294	32	326	15,563	15,889	—
1-4 Family Mortgages	1,978	255	2,233	86,394	88,627	—
Commercial Real Estate	2,635	1,150	3,785	192,930	196,715	—

Total Real Estate Loans	4,923	1,857	6,780	331,811	338,591	—
Business Loans:
Commercial and Industrial Loans	154	—	154	66,228	66,382	—
Farm Production and Other Farm Loans	—	—	—	999	999	—

Total Business Loans	154	—	154	67,227	67,381	—
Consumer Loans:
Credit Cards	40	10	50	1,292	1,342	10
Other Consumer Loans	311	58	369	13,039	13,408	8

Total Consumer Loans	351	68	419	14,331	14,750	18

Total Loans	$5,428	$1,925	$7,353	$413,369	$420,722	$18

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2017 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$281	$—	$281	$25,642	$25,923	$—
Farmland	93	—	93	16,812	16,905	—
1-4 Family Mortgages	2,657	—	2,657	93,268	95,925	—
Commercial Real Estate	2,585	862	3,447	188,289	191,736	807

Total Real Estate Loans	5,616	862	6,478	324,011	330,489	807
Business Loans:
Commercial and Industrial Loans	32	—	32	58,172	58,204	—
Farm Production and Other Farm Loans	19	—	19	903	922	—

Total Business Loans	51	—	51	59,075	59,126	—
Consumer Loans:
Credit Cards	25	6	31	1,279	1,310	6
Other Consumer Loans	422	—	422	14,258	14,680	—

Total Consumer Loans	447	6	453	15,537	15,990	6

Total Loans	$6,114	$868	$6,982	$398,623	$405,605	$813

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

Impaired loans (in thousands) as of June 30, 2018, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$420	$—	$420	$420	$112	$321
Farmland	272	272	—	272	—	262
1-4 Family Mortgages	1,232	1,034	198	1,232	33	1,288
Commercial Real Estate	5,686	1,739	3,947	5,686	384	5,744

Total Real Estate Loans	7,610	3,045	4,565	7,610	529	7,615
Business Loans:
Farm Production and Other Farm Loans	—	—	—	—	—	25

Total Business Loans	—	—	—	—	—	25

Total Loans	$7,610	$3,045	$4,565	$7,610	$529	$7,640

Impaired loans (in thousands) as of December 31, 2017, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$222	$—	$222	$222	$—	$111
Farmland	252	252	—	252	—	126
1-4 Family Mortgages	1,344	1,141	203	1,344	46	906
Commercial Real Estate	5,801	1,763	4,038	5,801	397	4,994

Total Real Estate Loans	7,619	3,156	4,463	7,619	443	6,137
Business Loans:
Farm Production and Other Farm Loans	50	50	—	50	—	25

Total Business Loans	50	50	—	50	—	25

Total Loans	$7,669	$3,206	$4,463	$7,669	$443	$6,162

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

June 30, 2018	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$4,871	$2,998

Total	3	$4,871	$2,998

December 31, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$4,871	$3,047

Total	3	$4,871	$3,047

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	3	$3,047
Reductions due to:
Principal paydowns		(49)

Total at June 30, 2018	3	$2,998

The allocated allowance for loan losses attributable to restructured loans was $174,274 at June 30, 2018 and December 31, 2017. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of June 30, 2018.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2018.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2018:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$35,479	$881	$1,000	$—	$—	$37,360
Farmland	14,488	367	1,034	—	—	15,889
1-4 Family Mortgages	78,362	2,482	7,783	—	—	88,627
Commercial Real Estate	157,962	28,584	10,169	—	—	196,715

Total Real Estate Loans	286,291	32,314	19,986	—	—	338,591
Business Loans:
Commercial and Industrial Loans	63,280	995	2,107	—	—	66,382
Farm Production and Other Farm Loans	958	5	36	—	—	999

Total Business Loans	64,238	1,000	2,143	—	—	67,381
Consumer Loans:
Credit Cards	1,332	—	10	—	—	1,342
Other Consumer Loans	13,167	84	99	58	—	13,408

Total Consumer Loans	14,499	84	109	58	—	14,750

Total Loans	$365,028	$33,398	$22,238	$58	$—	$420,722

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2017:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$23,720	$2,116	$87	$—	$—	$25,923
Farmland	15,496	377	1,032	—	—	16,905
1-4 Family Mortgages	82,227	5,615	8,083	—	—	95,925
Commercial Real Estate	143,271	41,833	6,632	—	—	191,736

Total Real Estate Loans	264,714	49,941	15,834	—	—	330,489
Business Loans:
Commercial and Industrial Loans	55,081	2,990	133	—	—	58,204
Farm Production and Other Farm Loans	853	9	60	—	—	922

Total Business Loans	55,934	2,999	193	—	—	59,126
Consumer Loans:
Credit Cards	1,304	—	6	—	—	1,310
Other Consumer Loans	14,414	71	137	58	—	14,680

Total Consumer Loans	15,718	71	143	58	—	15,990

Total Loans	$336,366	$53,011	$16,170	$58	$—	$405,605

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018:

June 30, 2018	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
Provision for (reversal of) loan losses	481,714	(410,727)	(218,798)	(147,811)
Chargeoffs	98,644	15,347	59,355	173,346
Recoveries	82,114	197,321	50,444	329,879

Net chargeoffs (recoveries)	16,530	(181,974)	8,911	(156,533)

Ending Balance	$2,616,899	$118,028	$293,023	$3,027,950

Period end allowance allocated to:
Loans individually evaluated for impairment	$528,937	$—	$—	$528,937
Loans collectively evaluated for impairment	2,087,962	118,028	293,023	2,499,013

Ending Balance, June 30, 2018	$2,616,899	$118,028	$293,023	$3,027,950

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017:

June 30, 2017	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
(Reversal of) provision for loan losses	(271,448)	153,428	(62,786)	(180,806)
Chargeoffs	117,157	128,207	21,536	266,900
Recoveries	19,397	273	31,246	50,916

Net chargeoffs (recoveries)	97,760	127,934	(9,710)	215,984

Ending Balance	$2,747,926	$283,048	$475,032	$3,506,006

Period end allowance allocated to:
Loans individually evaluated for impairment	$547,621	$—	$—	$547,621
Loans collectively evaluated for impairment	2,200,305	283,048	475,032	2,958,385

Ending Balance, June 30, 2017	$2,747,926	$283,048	$475,032	$3,506,006

The Corporation’s recorded investment in loans as of June 30, 2018 and December 31, 2017 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

June 30, 2018	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$7,610	$—	$—	$7,610
Loans collectively evaluated for general impairment	330,981	67,381	14,750	413,112

	$338,591	$67,381	$14,750	$420,722

December 31, 2017	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$4,396	$—	$—	$4,396
Loans collectively evaluated for general impairment	326,093	59,126	15,990	401,209

	$330,489	$59,126	$15,990	$405,605

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$95,296,724	$—	$95,296,724
Mortgage-backed securities	—	266,029,081	—	266,029,081
State, county and municipal obligations	—	102,426,380	—	102,426,380

Total	$—	$463,752,185	$—	$463,752,185

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$176,448,558	$—	$176,448,558
Mortgage-backed securities	—	208,423,057	—	208,423,057
State, county and municipal obligations	—	117,100,535	—	117,100,535
Other investments	—	—	3,074,227	3,074,227

Total	$—	$501,972,150	$3,074,227	$505,046,377

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3) Structured Financial Product As of June 30,
	2018	2017
Beginning Balance	$3,074,227	$2,971,106
Sales	(2,865,294)	—
Principal payments received	—	(5,067)
Unrealized (loss) gains included in other comprehensive income	(208,933)	39,303

Ending Balance	$—	$3,005,342

The Corporation recorded no gains or losses in earnings for the period ended June 30, 2018 or December 31, 2017 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2018 that were still held on the Corporation’s balance sheet at June 30, 2018, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$305,297	$305,297

Total	$—	$—	$305,297	$305,297

The following table presents information as of June 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$305,297	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $7,609,500 and $7,668,908 had an allocated allowance for loan losses of $528,937 and $442,589 at June 30, 2018 and December 31, 2017, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lieu, sometimes referred to as other real estate owned (“OREO”), during the six-month period ended June 30, 2018, and recorded at fair value, less costs to sell, was $100,109. There were no writedowns during the period on properties owned. OREO acquired during 2017 and recorded at fair value, less costs to sell, was $88,579. There were $413,740 in additional writedowns during 2017 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2018:

		Fair Value Measurements Using:
June 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,641,231	$12,641,231	$—	$—	$12,641,231
Interest bearing deposits with banks	1,293,179	1,293,179	—	—	1,293,179
Securities available-for-sale	463,752,185	—	463,752,185	—	463,752,185
Net loans	417,589,558	—	—	413,544,127	413,544,127
Financial liabilities
Deposits	$764,610,980	$—	$764,674,148	$—	$764,674,148
Federal Funds Purchased	12,500,000	12,500,000	—	—	12,500,000
Federal Home Loan Bank advances	20,000,000	—	20,000,000	—	20,000,000
Securities Sold under Agreement to Repurchase	74,124,947	—	74,124,947	—	74,124,947

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2017:

		Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$17,962,990	$17,962,990	$—	$—	$17,962,990
Interest bearing deposits with banks	1,532,420	1,532,420	—	—	1,532,420
Securities available-for-sale	505,046,377	—	501,972,150	3,074,227	505,046,377
Net loans	402,390,574	—	—	401,706,081	401,706,081
Financial liabilities
Deposits	$720,685,499	$543,123,284	$—	$177,698,280	$720,821,564
Federal Home Loan Bank advances	30,000,000	—	—	30,005,541	30,005,541
Securities Sold under Agreement to Repurchase	142,497,938	142,497,938	—	—	142,497,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

extensive regulation, changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses and the potential for regulatory enforcement actions, claims, and litigation;

•	increased competition from other financial institutions and the risk of failure to achieve our business strategies;

•

events affecting our business operations, including the effectiveness of our risk management framework, our reliance on third party vendors, the risk of security breaches and potential fraud, and the impact of technological advances;

•	our ability to maintain sufficient capital and to raise additional capital when needed;

•	our ability to maintain adequate liquidity to conduct business and meet our obligations;

•	events that adversely affect our reputation, and the resulting potential adverse impact on our business operations;

•	expectations about overall economic strength and the performance of the economy in the Company’s market area;

•

risks arising from owning our common stock, such as volatility and trading volume, our ability to pay dividends, the regulatory limitations on stock ownership, and the provisions in our governing documents that may make it more difficult for another party to obtain control of us; and

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2018, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $963.070 million and total deposits of $764.611 million.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2018, was 26.50% and at December 31, 2017, was 28.59%. The decrease was due to a decrease in short term marketable assets at June 30, 2018. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $764,610,980 at June 30, 2018, and $720,685,499 at December 31, 2017. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $463,752,185 invested in available-for-sale investment securities at June 30, 2018, and $505,046,377 at December 31, 2017. This decrease was due to maturities, sales and calls in excess of purchases and decreases in the market value of the Corporation’s investment securities portfolio. The Corporation also had $1,293,179 in interest bearing deposits at other banks at June 30, 2018 and $1,532,420 at December 31, 2017. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both June 30, 2018 and December 31, 2017. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2018, the Corporation had unused and available $136,065,182 of its line of credit with the FHLB and at December 31, 2017, the Corporation had unused and available $169,925,797 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2017 to June 30, 2018, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB coupled with an increase in borrowings. The Corporation had federal funds purchased of $12,500,000 as of June 30, 2018 and $1,500,000 as of December 31, 2017. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $81,681,370 at June 30, 2018, as compared to $88,451,040 at December 31, 2017. The decrease in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by the increase in earnings in excess of dividends paid. The market value adjustment, which was a decrease was due to general market conditions, specifically the increase in medium term interest rates, caused a decrease in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $2,351,816, or $0.48 per share, during the six-month period ended June 30, 2018 compared to $2,347,598, or $0.48 per share, for the same period in 2017.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2018, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Citizens Holding Company
Tier 1 leverage ratio	$94,750	9.77%	$48,487	5.00%	$38,790	4.00%
Common Equity tier 1 capital ratio	94,750	9.77%	63,033	6.50%	43,638	4.50%
Tier 1 risk-based capital ratio	94,750	17.49%	43,346	8.00%	32,509	6.00%
Total risk-based capital ratio	97,778	18.05%	54,182	10.00%	43,346	8.00%
December 31, 2017
Citizens Holding Company
Tier 1 leverage ratio	$93,527	9.17%	$51,005	5.00%	$40,804	4.00%
Common Equity tier 1 capital ratio	93,527	9.17%	66,307	6.50%	45,905	4.50%
Tier 1 risk-based capital ratio	93,527	17.93%	41,737	8.00%	31,303	6.00%
Total risk-based capital ratio	96,546	18.51%	52,171	10.00%	41,737	8.00%

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

Management believes that, as of June 30, 2018, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income, including fees	$7,778,976	$7,842,293	$15,378,367	$15,311,370
Interest Expense	826,540	829,817	1,621,181	1,637,264

Net Interest Income	6,952,436	7,012,476	13,757,186	13,674,106
Provision for (reversal of) loan losses	88,962	(29,586)	(147,811)	(180,806)

Net Interest Income after
Provision for (reversal of) loan losses	6,863,474	7,042,062	13,904,997	13,854,912
Other Income	2,078,410	2,123,192	4,178,840	4,057,452
Other Expense	6,947,889	6,910,611	13,995,570	14,019,767

Income Before Provision For
Income Taxes	1,993,995	2,254,643	4,088,267	3,892,597
Provision for Income Taxes	305,855	471,190	627,740	671,819

Net Income	$1,688,140	$1,783,453	$3,460,527	$3,220,778

Net Income Per share - Basic	$0.35	$0.37	$0.71	$0.66

Net Income Per Share-Diluted	$0.35	$0.36	$0.71	$0.66

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 8.06% for the three months ended June 30, 2018, and 7.92% for the corresponding period in 2017. For the six months ended June 30, 2018, ROE was 8.05% compared to 7.31% for the six months ended June 30, 2017. In both instances, the increase in ROE was caused by the decrease in equity balances and an increase in net income compared to the same period in 2017.

Book value per share decreased to $16.65 at June 30, 2018, compared to $18.07 at December 31, 2017. The decrease in book value per share reflects earnings in excess of dividends offset by an increase in other comprehensive loss due to the decrease in fair value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2018, were $979,713,922 compared to $996,266,145 for the year ended December 31, 2017. This decrease was due mainly to a decrease in available-for-sale securities and interest bearing due from bank accounts partially offset by an increase in loans.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.14% for the quarter ended June 30, 2018 compared to 3.08% for the corresponding period of 2017. For the six months ended June 30, 2018, annualized net interest margin was 3.12% compared to 3.06% for the six months ended June 30, 2017. The increase in net interest margin for the period ended June 30, 2018, when compared to the same period in 2017, was the result of the increase in yields on earning assets in excess of the increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $890,735,036 for the three months ended June 30, 2018. This represents a decrease of $49,758,233, or 5.3%, over average earning assets of $940,493,269 for the three months ended June 30, 2017.    For the six months ended June 30, 2018, earning assets averaged $915,940,478. This represents a decrease of $23,836,472 or 2.5%, over average earning assets of $939,776,950 for the six months ended June 30, 2017. The decrease in average earning assets for the three and six months ended June 30, 2018, is the result of a decrease in investment securities and interest bearing due from bank accounts partially offset by an increase in loans.

Interest bearing deposits averaged $604,179,409 for the three months ended June 30, 2018. This represents a decrease of $20,668,859, or 3.3%, from the average of interest bearing deposits of $624,847,268 for the three months ended June 30, 2018. This was due, in large part, to a decrease in interest-bearing NOW accounts and certificates of deposit partially offset by an increase in savings accounts.

Other borrowed funds averaged $109,719,039 for the three months ended June 30, 2018. This represents a decrease of $32,528,586, or 22.9%, over the other borrowed funds of $142,247,625 for the three months ended June 30, 2017. This decrease in other borrowed funds was due to a decrease in the securities sold under agreements to repurchase partially offset by the increase in federal funds purchased for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017.

Interest bearing deposits averaged $602,818,667 for the six months ended June 30, 2018. This represents a decrease of $19,064,521 or 3.1%, from the average of interest bearing deposits of $621,883,188 for the six months ended June 30, 2017. This was due, in large part, to a decrease in interest-bearing NOW accounts partially offset by an increase in money market and savings accounts.

Other borrowed funds averaged $114,862,422 for the six months ended June 30, 2018. This represents a decrease of $26,478,553, or 18.7%, over the other borrowed funds of $141,340,975 for the six months ended June 30, 2017. This decrease in other borrowed funds was due to a decrease in the securities sold under agreements to repurchase partially offset by the increase in federal funds purchased for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017.

Net interest income was $6,952,436 for the three months ended June 30, 2018, a decrease of $60,040 from $7,012,476 for the three months ended June 30, 2017, primarily due to a decrease in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended June 30, 2018, the yields on earning assets increased and the rates paid on deposits and borrowed funds increased from the same period in 2017. The yield on all interest-bearing assets increased 7 basis points to 3.50% in the three months ended June 30, 2018 from 3.43% for the same period in 2017. At the same time, the rate paid on all interest-bearing liabilities for the three months ended June 30, 2018 increased 3 basis points to 0.46% from 0.43% in the same period in 2017. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $13,757,186 for the six months ended June 30, 2018, a decrease of $83,080 from $13,674,106 for the six months ended June 30, 2017, primarily due to a decrease in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the six months ended June 30, 2018, the yields on earning assets increased and the rates paid on deposits and borrowed funds increased from the same period in 2017. The yield on all interest-bearing assets increased 6 basis points to 3.47% in the six months ended June 30, 2018 from 3.41% for the same period in 2017. At the same time, the rate paid on all interest-bearing liabilities for the six months ended June 30, 2018 increased 2 basis point to 0.45% from 0.43% in the same period in 2017. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest and Fees	$4,984,492	$4,863,971	$9,700,911	$9,432,050
Average Gross Loans	411,823,914	396,361,935	409,429,328	395,312,784
Annualized Yield	4.84%	4.91%	4.74%	4.77%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2018	Year Ended December 31, 2017	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$420,722,416	$405,605,542	$15,116,874	3.73%
Allowance for Loan Losses	3,027,950	3,019,228	8,722	0.29%
Nonaccrual Loans	7,083,600	7,582,017	(498,417)	-6.57%
Ratios:
Allowance for loan losses to gross loans	0.72%	0.74%
Net loans charged off to allowance for loan losses	-5.17%	11.28%

The provision for loan losses for the three months ended June 30, 2018 was $88,529, an increase of $118,115 from the negative $29,586 provision for the same period in 2017. The provision for loan losses for the six months ended June 30, 2018, was a negative $147,811, an increase of

$32,995 from the negative $180,806 for the same period in 2017. The change in the Corporation’s loan loss provisions for the three and six months ended June 30, 2018 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to the amount of payments received and loans charged off in excess of new loans being added to nonaccrual status.

For the three months ended June 30, 2018, net loan losses charged to the allowance for loan losses totaled negative $213,547, a decrease of $379,869 from the $166,322 charged off in the same period in 2017. Primarily due to an unexpected significant recovery on a previously charged off loan.

For the six months ended June 30, 2018, net loan losses charged to the allowance for loan losses totaled negative $156,533, a decrease of $372,517 from the $215,984 charged off in the same period in 2017. Primarily due to an unexpected significant recovery on a previously charged off loan.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2018 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2018 was $2,078,410, a decrease of $44,782, or 2.1%, from $2,123,192 the same period in 2017. Service charges on deposit accounts were $1,067,260 in the three months ended June 30, 2018, compared to $1,019,372 for the same period in 2017. Other service charges and fees increased by $43,582, or 6.5%, to $717,053 in the three months ended June 30, 2018, compared to $673,471 for the same period in 2017. Other operating income not derived from service charges or fees decreased $136,252, or 3.2% to $294,097 in the three months ended June 30, 2018, compared to $430,349 for the same period in 2017. This decrease was due mainly to a decrease in income from security sales and a reduction in other income partially offset by an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the six months ended June 30, 2018 was $4,178,840, an increase of $121,388, or 3.0%, from $4,057,452 the same period in 2017. Service charges on deposit accounts were $2,210,853 in the six months ended June 30, 2018, compared to $2,061,403 for the same period in 2017. Other service charges and fees increased by $95,274, or 7.4%, to $1,385,517 in the six months ended June 30, 2018, compared to $1,290,243 for the same period in 2017. Other operating income not derived from service charges or fees decreased $123,336, or 17.5% to $582,470 in the six months ended June 30, 2018, compared to $705,806 for the same period in 2017. This decrease was due mainly to a decrease in income from security sales and a reduction in other income partially offset by an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
Other operating income
BOLI Income	$124,435	$120,000	$250,435	$240,000
Mortgage Loan Origination Income	99,767	65,140	172,290	162,366
Income from security sales, net	3,026	89,096	11,047	89,096
Other Income	66,869	156,113	148,698	214,344

Total Other Income	$294,097	$430,349	$582,470	$705,806

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2018 and 2017 were $6,947,889 and $6,910,611, respectively, an increase of $37,278 or 0.5%. Salaries and benefits increased to $3,675,422 for the three months ended June 30, 2018, from $3,745,433 for the same period in 2017. Occupancy expense increased by $22,992, or 1.7%, to $1,361,622 for the three months ended June 30, 2018, compared to $1,338,630 for the same period of 2017. Other operating expenses increased by $84,297, or 4.6%, to $1,910,845 for the three months ended June 30, 2018, compared to $1,826,548 for the same period of 2017. A detail of the major expense classifications is set forth below.

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the six months ended June 30, 2018 and 2017 were $13,995,570 and $14,019,767, respectively, a decrease of $24,197 or 0.2%. Salaries and benefits increased to $7,343,279 for the six months ended June 30, 2018, from $7,409,237 for the same period in 2017. Occupancy expense increased by $238,128, or 9.0%, to $2,887,001 for the six months ended June 30, 2018, compared to $2,648,873 for the same period of 2017. Other operating expenses decreased by $196,367, or 5.0%, to $3,765,290 for the six months ended June 30, 2018, compared to $3,961,657 for the same period of 2017. A detail of the major expense classifications is set forth below.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
Other Operating Expense
Advertising	$170,471	$179,802	$326,517	$390,260
Office Supplies	248,306	225,741	491,382	422,287
Legal and Audit Fees	135,512	128,011	244,869	265,080
Telephone expense	152,173	122,698	277,006	275,814
Postage and Freight	152,151	131,857	289,068	262,791
Loan Collection Expense	3,120	1,769	16,822	42,408
Other Losses	66,152	44,556	233,426	201,567
Regulatory and related expense	98,306	94,415	193,353	214,172
Debit Card/ATM expense	113,382	110,327	222,383	203,829
Travel and Convention	62,666	72,304	112,014	143,120
Other expenses	708,606	715,068	1,358,450	1,540,329

Total Other Expense	$1,910,845	$1,826,548	$3,765,290	$3,961,657

The Corporation’s efficiency ratio for the three months ended June 30, 2018 was 77.65%, compared to 73.99% for the same period in 2017. For the six months ended June 30, 2018 and 2017, the Corporation’s efficiency ratio was 76.07% and 76.68%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2018	December 31, 2017	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$12,641,231	$17,962,990	$(5,321,759)	-29.63%
Interest Bearing deposits with Other Banks	1,293,179	1,532,420	(239,241)	-15.61%
Investment Securities	463,752,185	505,046,377	(41,294,192)	-8.18%
Loans, net	417,589,558	402,390,574	15,198,984	3.78%
Premises and Equipment	19,894,685	20,571,551	(676,866)	-3.29%
Total Assets	963,069,559	993,095,828	(30,026,269)	-3.02%
Total Deposits	764,610,980	720,685,499	43,925,481	6.09%
Total Shareholders’ Equity	81,681,370	88,451,040	(6,769,670)	-7.65%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2018 was $12,641,231, which was a decrease of $5,321,759 from the balance of $17,962,990 at December 31, 2017. The decrease was due to a decrease in the balances at correspondent banks due to a decrease in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at June 30, 2018, decreased by $41,294,192, or 8.2%, to $463,752,185 from $505,046,377 at December 31, 2017. This decrease was due to maturities, sales and calls in excess of purchases and decreases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance increased by $15,198,984, or 3.8%, during the six months ended June 30, 2018, to $417,589,558 from $402,390,574 at December 31, 2017. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, strengthened during the six months ended June 30, 2018 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the six months ended June 30, 2018, the Corporation’s premises and equipment decreased by $676,866, or 3.3%, to $19,894,685 from $20,571,551 at December 31, 2017. The decrease was due to depreciation expense exceeding the amount of property and equipment added for the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2018	December 31, 2017	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$160,581,057	$159,291,356	$1,289,701	0.81%
Interest-Bearing Deposits	333,739,645	306,047,053	27,692,592	9.05%
Savings Deposits	79,274,222	77,784,876	1,489,346	1.91%
Certificates of Deposit	191,016,056	177,562,214	13,453,842	7.58%

Total deposits	$764,610,980	$720,685,499	$43,925,481	6.09%

Non-interest-bearing, interest-bearing, savings and certificates of deposits increased during the six months ended June 30, 2018. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of June 30, 2018, the Corporation had approximately $2.7 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

Like all financial services companies, the Corporation faces the risk of abnormalities in the yield curve. The yield curve shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates, it is flat when short-term rates are equal, or nearly equal, to long-term rates, and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve has been positively sloped. A flat or inverted yield curve tends to decrease net interest margin, as funding costs increase relative to the yield on assets. Currently, the yield curve is flat.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Robert T. Smith Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) DATE: August 9, 2018