Form 10-Q
period 2018-09-30
CITIZENS HOLDING CO /MS/
filed 2018-11-07
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2018:

Title	Outstanding
Common Stock, $0.20 par value	4,904,530

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$12,609,437	$17,962,990
Interest bearing deposits with other banks	1,351,745	1,532,420
Investment securities available for sale, at fair value	449,254,631	505,046,377
Loans, net of allowance for loan losses of $3,172,943 in 2018 and $3,019,228 in 2017	431,433,287	402,390,574
Premises and equipment, net	19,868,597	20,571,551
Other real estate owned, net	3,413,734	3,980,127
Accrued interest receivable	3,946,179	4,450,723
Cash surrender value of life insurance	25,134,668	24,612,779
Deferred tax assets, net	8,326,417	5,362,750
Other assets	7,629,251	7,185,537

TOTAL ASSETS	$962,967,946	$993,095,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$162,832,452	$159,291,356
Interest-bearing NOW and money market accounts	327,991,524	306,047,053
Savings deposits	81,085,547	77,784,876
Certificates of deposit	185,470,810	177,562,214

Total deposits	757,380,333	720,685,499
Securities sold under agreement to repurchase	88,908,916	142,497,938
Federal funds purchased	6,500,000	1,500,000
Federal Home Loan Bank advances	20,000,000	30,000,000
Accrued interest payable	245,839	198,183
Deferred compensation payable	8,923,577	8,620,890
Other liabilities	1,214,779	1,142,278

Total liabilities	883,173,444	904,644,788
SHAREHOLDERS’ EQUITY
Common stock; $0.20 par value, 22,500,000 shares authorized, 4,904,530 shares issued and outstanding at September 30, 2018 and 4,894,705 shares issued and outstanding at December 31, 2017	980,906	978,941
Additional paid-in capital	4,257,155	4,103,139
Retained earnings	93,022,796	91,594,379
Accumulated other comprehensive loss, net of tax benefit of $6,139,049 in 2018 and $2,734,500 in 2017	(18,466,355)	(8,225,419)

Total shareholders’ equity	79,794,502	88,451,040

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$962,967,946	$993,095,828

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$5,166,554	$4,585,668	$14,867,465	$14,017,718
Investment securities	2,696,474	2,892,063	8,253,586	8,643,750
Other interest	24,291	66,633	144,635	194,266

Total interest income	7,887,319	7,544,364	23,265,686	22,855,734
INTEREST EXPENSE
Deposits	709,985	471,049	1,726,700	1,434,694
Other borrowed funds	458,039	353,968	1,062,505	1,027,587

Total interest expense	1,168,024	825,017	2,789,205	2,462,281

NET INTEREST INCOME	6,719,295	6,719,347	20,476,481	20,393,453
PROVISION FOR (REVERSAL OF) LOAN LOSSES	288,576	(73,808)	140,765	(254,614)

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) LOAN LOSSES	6,430,719	6,793,155	20,335,716	20,648,067
OTHER INCOME
Service charges on deposit accounts	1,170,956	1,115,474	3,381,809	3,176,877
Other service charges and fees	761,935	702,686	2,147,452	1,992,929
Other operating income	287,683	308,012	870,153	1,013,818

Total other income	2,220,574	2,126,172	6,399,414	6,183,624

OTHER EXPENSES
Salaries and employee benefits	3,668,012	3,744,831	11,011,291	11,154,068
Occupancy expense	1,486,232	1,335,676	4,373,233	3,984,549
Other operating expense	1,739,780	1,806,713	5,505,070	5,768,370

Total other expenses	6,894,024	6,887,220	20,889,594	20,906,987

INCOME BEFORE PROVISION FOR INCOME TAXES	1,757,269	2,032,107	5,845,536	5,924,704
PROVISION FOR INCOME TAXES	260,475	424,638	888,215	1,096,457

NET INCOME	$1,496,794	$1,607,469	$4,957,321	$4,828,247

NET INCOME PER SHARE -Basic	$0.31	$0.33	$1.01	$0.99

-Diluted	$0.31	$0.33	$1.01	$0.99

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net income	$1,496,794	$1,607,469	$4,957,321	$4,828,247
Other comprehensive (loss) income
Securities available-for-sale
Unrealized holding (losses) gains	(3,006,277)	(2,137,839)	(13,656,532)	8,378,246
Income tax effect	747,310	797,413	3,407,305	(3,125,086)

	(2,258,967)	(1,340,426)	(10,249,227)	5,253,160
Rclassification adjustment for gains included in net income	11,047	15,612	11,047	104,708
Income tax effect	(2,756)	(5,823)	(2,756)	(39,056)

	8,291	9,789	8,291	65,652

Total other comprehensive (loss) income	(2,250,676)	(1,330,637)	(10,240,936)	5,318,812

Comprehensive (loss) income	$(753,882)	$276,832	$(5,283,615)	$10,147,059

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,832,306	$8,034,077
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	32,579,774	31,045,728
Proceeds from sale of investment securities	17,609,890	114,060,844
Purchases of investment securities available for sale	(10,550,000)	(160,967,616)
Purchases of bank premises and equipment	(268,708)	(2,844,102)
Sales of bank premises and equipment	264,000	—
Decrease in interest bearing deposits with other banks	180,675	18,962,673
Purchase of Federal Home Loan Bank stock	—	(498,700)
Proceeds from sale of other real estate	802,372	127,722
Net (increase) decrease in loans	(29,407,770)	829,450

Net cash provided by investing activities	11,210,233	715,999
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	36,694,834	(5,386,374)
Net change in securities sold under agreement to repurchase	(53,589,022)	(830,963)
Increase in federal funds purchased	5,000,000	—
Repayment of Federal Home Loan Bank advances	(10,000,000)	—
Proceeds from exercise of stock options	27,000	92,625
Payment of dividends	(3,528,904)	(3,522,327)

Net cash used in financing activities	(25,396,092)	(9,647,039)

Net decrease in cash and due from banks	(5,353,553)	(896,963)
Cash and due from banks, beginning of period	17,962,990	21,688,557

Cash and due from banks, end of period	$12,609,437	$20,791,594

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2018

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Corporation”). All significant intercompany transactions have been eliminated in consolidation.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. The ASU was effective for the Company on January 1, 2018 and only impacts the presentation of specific items within the Consolidated Statement of Cash Flows and did not have a material impact to the Company.

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

ASU 2018-13 “Fair Value Measurement (Topic 820) – Changes in the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s financial statements.

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2018, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $55,982,175 compared to an aggregate unused balance of $46,405,869 at December 31, 2017. There were $2,516,810 of letters of credit outstanding at September 30, 2018 and $2,842,010 at December 31, 2017. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	4,899,520	4,882,705	4,888,372	4,877,338
Dilutive effect of granted options	5,093	10,443	9,586	17,412

Diluted weighted average shares outstanding	4,904,613	4,893,148	4,897,958	4,894,750

Net income	$1,496,794	$1,607,469	$4,957,321	$4,828,247
Net income per share-basic	$0.31	$0.33	$1.01	$0.99
Net income per share-diluted	$0.31	$0.33	$1.01	$0.99

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

The following table is a summary of the stock option activity for the nine months ended September 30, 2018:

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2017	63,000	$20.96	—	$—
Granted	—	—	—	—
Exercised	(6,000)	18.00	—	—
Expired	(4,500)	18.00	—	—

Outstanding at September 30, 2018	52,500	$21.55	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at September 30, 2018, was $131,820. No options were outstanding under the 2013 Plan or the Employee’s Plan as of September 30, 2018.

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

The effective tax rate for the three and nine months ended September 30, 2018 and 2017 differ from the statutory federal income tax rates of 21% and 34%, respectively, due primarily to state income taxes offset by tax exempt interest income.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2018	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$99,367,877	$—	$4,515,549	$94,852,328
Mortgage backed securities	268,468,752	6,116	14,361,628	254,113,240
State, County, Municipals	106,023,406	52,086	5,786,429	100,289,063

Total	$473,860,035	$58,202	$24,663,606	$449,254,631

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2017	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$180,647,580	$—	$4,199,022	$176,448,558
Mortgage backed securities	213,707,125	43,197	5,327,265	208,423,057
State, County, Municipals	118,786,297	849,364	2,535,126	117,100,535
Other investments	2,865,294	208,933	—	3,074,227

Total	$516,006,296	$1,101,494	$12,061,413	$505,046,377

During the 2nd quarter of 2018, management reclassified Small Business Administration Pools (“SBAP”) that are backed by mortgages from the Obligation of U.S. Government agencies portfolio to the Mortgage backed securities portfolio. This resulted in a reclassification of $76,518,180 in securities and did not have an impact on shareholders’ equity or net income.

At September 30, 2018 and December 31, 2017, securities with a carrying value of $247,691,420 and $222,326,856, respectively, were pledged to secure government and public deposits. Securities with a carrying value of $88,515,589 and $151,629,948, respectively, were pledged as collateral for customers who are under repurchase agreements.

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2018 and December 31, 2017 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$2,020,810	$2,023,462	$3,398,727	$3,421,576
Due after one year through five years	91,951,412	88,193,981	70,836,435	69,594,014
Due after five years through ten years	31,859,642	30,351,244	55,691,854	54,740,055
Due after ten years	79,559,419	74,572,704	81,519,845	80,184,001
Residential mortgage backed securities	194,336,400	183,779,806	213,707,125	208,423,057
Commercial mortgage backed securities	74,132,352	70,333,434	90,852,310	88,683,674

Total	$473,860,035	$449,254,631	$516,006,296	$505,046,377

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2018 and December 31, 2017.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

September 30, 2018	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$94,852,328	$4,515,549	$94,852,328	$4,515,549
Mortgage backed securities	17,492,984	367,341	236,430,049	13,994,287	253,923,033	14,361,628
State, County, Municipal	25,438,651	1,149,633	64,401,928	4,636,796	89,840,579	5,786,429

Total	$42,931,635	$1,516,974	$395,684,305	$23,146,632	$438,615,940	$24,663,606

December 31, 2017	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$15,681,866	$223,534	$160,766,691	$3,975,488	$176,448,557	$4,199,022
Mortgage backed securities	88,499,852	1,613,091	116,753,236	3,714,174	205,253,088	5,327,265
State, County, Municipal	7,117,600	59,041	66,973,174	2,476,085	74,090,774	2,535,126

Total	$111,299,318	$1,895,666	$344,493,101	$10,165,747	$455,792,419	$12,061,413

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of it amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at September 30, 2018 nor at December 31, 2017.

Note 7. Loans

The composition of net loans (in thousands) at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$41,937	$25,923
Farmland	15,541	16,905
1-4 Family Mortgages	88,448	95,925
Commercial Real Estate	197,235	191,736

Total Real Estate Loans	343,161	330,489
Business Loans:
Commercial and Industrial Loans	75,842	58,204
Farm Production and Other Farm Loans	966	922

Total Business Loans	76,808	59,126
Consumer Loans:
Credit Cards	1,492	1,310
Other Consumer Loans	13,214	14,680

Total Consumer Loans	14,706	15,990

Total Gross Loans	434,675	405,605
Unearned Income	(69)	(195)
Allowance for Loan Losses	(3,173)	(3,019)

Loans, net	$431,433	$402,391

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2018	December 31, 2017
Real Estate:
Land Development and Construction	$—	$—
Farmland	264	366
1-4 Family Mortgages	1,929	2,131
Commercial Real Estate	7,719	4,891

Total Real Estate Loans	9,912	7,388
Business Loans:
Commercial and Industrial Loans	60	78
Farm Production and Other Farm Loans	31	32

Total Business Loans	91	110
Consumer Loans:
Other Consumer Loans	98	84

Total Consumer Loans	98	84

Total Nonaccrual Loans	$10,101	$7,582

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2018, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$1,383	$—	$1,383	$40,554	$41,937	$—
Farmland	327	37	364	15,177	15,541	—
1-4 Family Mortgages	1,756	166	1,922	86,526	88,448	—
Commercial Real Estate	1,785	2,074	3,859	193,376	197,235	—

Total Real Estate Loans	5,251	2,277	7,528	335,633	343,161	—
Business Loans:
Commercial and Industrial Loans	338	—	338	75,504	75,842	—
Farm Production and Other Farm Loans	—	—	—	966	966	—

Total Business Loans	338	—	338	76,470	76,808	—
Consumer Loans:
Credit Cards	47	—	47	1,445	1,492	—
Other Consumer Loans	205	88	293	12,921	13,214	—

Total Consumer Loans	252	88	340	14,366	14,706	—

Total Loans	$5,841	$2,365	$8,206	$426,469	$434,675	$—

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2017 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$281	$—	$281	$25,642	$25,923	$—
Farmland	93	—	93	16,812	16,905	—
1-4 Family Mortgages	2,657	—	2,657	93,268	95,925	—
Commercial Real Estate	2,585	862	3,447	188,289	191,736	807

Total Real Estate Loans	5,616	862	6,478	324,011	330,489	807
Business Loans:
Commercial and Industrial Loans	32	—	32	58,172	58,204	—
Farm Production and Other Farm Loans	19	—	19	903	922	—

Total Business Loans	51	—	51	59,075	59,126	—
Consumer Loans:
Credit Cards	25	6	31	1,279	1,310	6
Other Consumer Loans	422	—	422	14,258	14,680	—

Total Consumer Loans	447	6	453	15,537	15,990	6

Total Loans	$6,114	$868	$6,982	$398,623	$405,605	$813

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

Impaired loans (in thousands) as of September 30, 2018, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$111
Farmland	269	269	—	269	—	261
1-4 Family Mortgages	1,215	1,019	196	1,215	29	1,280
Commercial Real Estate	9,021	5,179	3,842	9,021	380	7,411

Total Real Estate Loans	10,505	6,467	4,038	10,505	409	9,062
Business Loans:
Farm Production and Other Farm Loans	—	—	—	—	—	25

Total Business Loans	—	—	—	—	—	25

Total Loans	$10,505	$6,467	$4,038	$10,505	$409	$9,087

Impaired loans (in thousands) as of December 31, 2017, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$222	$—	$222	$222	$—	$111
Farmland	252	252	—	252	—	126
1-4 Family Mortgages	1,344	1,141	203	1,344	46	906
Commercial Real Estate	5,801	1,763	4,038	5,801	397	4,994

Total Real Estate Loans	7,619	3,156	4,463	7,619	443	6,137
Business Loans:
Farm Production and Other Farm Loans	50	50	—	50	—	25

Total Business Loans	50	50	—	50	—	25

Total Loans	$7,669	$3,206	$4,463	$7,669	$443	$6,162

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
September 30, 2018	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,963

Total	3	$4,871	$2,963

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2017	Loans	Investment	Investment
Commercial real estate	3	$4,871	$3,047

Total	3	$4,871	$3,047

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2018	3	$3,047
Reductions due to:
Principal paydowns		(84)

Total at September 30, 2018	3	$2,963

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2018 and December 31, 2017. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of September 30, 2018.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2018.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2018:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$40,644	$720	$573	$—	$—	$41,937
Farmland	14,170	356	1,015	—	—	15,541
1-4 Family Mortgages	79,176	1,770	7,502	—	—	88,448
Commercial Real Estate	154,868	17,891	24,476	—	—	197,235

Total Real Estate Loans	288,858	20,737	33,566	—	—	343,161
Business Loans:
Commercial and Industrial Loans	73,460	122	2,260	—	—	75,842
Farm Production and Other Farm Loans	931	2	33	—	—	966

Total Business Loans	74,391	124	2,293	—	—	76,808
Consumer Loans:
Credit Cards	1,492	—	—	—	—	1,492
Other Consumer Loans	13,000	65	91	58	—	13,214

Total Consumer Loans	14,492	65	91	58	—	14,706

Total Loans	$377,741	$20,926	$35,950	$58	$—	$434,675

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2017:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$23,720	$2,116	$87	$—	$—	$25,923
Farmland	15,496	377	1,032	—	—	16,905
1-4 Family Mortgages	82,227	5,615	8,083	—	—	95,925
Commercial Real Estate	143,271	41,833	6,632	—	—	191,736

Total Real Estate Loans	264,714	49,941	15,834	—	—	330,489
Business Loans:
Commercial and Industrial Loans	55,081	2,990	133	—	—	58,204
Farm Production and Other Farm Loans	853	9	60	—	—	922

Total Business Loans	55,934	2,999	193	—	—	59,126
Consumer Loans:
Credit Cards	1,304	—	6	—	—	1,310
Other Consumer Loans	14,414	71	137	58	—	14,680

Total Consumer Loans	15,718	71	143	58	—	15,990

Total Loans	$336,366	$53,011	$16,170	$58	$—	$405,605

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018:

September 30, 2018	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
Provision for (reversal of) loan losses	615,927	(289,894)	(185,268)	140,765
Chargeoffs	202,352	31,236	117,401	350,989
Recoveries	91,071	203,777	69,091	363,939

Net chargeoffs (recoveries)	111,281	(172,541)	48,310	(12,950)

Ending Balance	$2,656,361	$229,428	$287,154	$3,172,943

Period end allowance allocated to:
Loans individually evaluated for impairment	$409,496	$—	$—	$409,496
Loans collectively evaluated for impairment	2,246,865	229,428	287,154	2,763,447

Ending Balance, September 30, 2018	$2,656,361	$229,428	$287,154	$3,172,943

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017:

September 30, 2017	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2017	$3,117,134	$257,554	$528,108	$3,902,796
(Reversal of) provision for loan losses	(482,980)	199,355	29,011	(254,614)
Chargeoffs	126,757	146,139	41,788	314,684
Recoveries	26,188	754	43,493	70,435

Net chargeoffs (recoveries)	100,569	145,385	(1,705)	244,249

Ending Balance	$2,533,585	$311,524	$558,824	$3,403,933

Period end allowance allocated to:
Loans individually evaluated for impairment	$537,897	$—	$—	$537,897
Loans collectively evaluated for impairment	1,995,688	311,524	558,824	2,866,036

Ending Balance, September 30, 2017	$2,533,585	$311,524	$558,824	$3,403,933

The Corporation’s recorded investment in loans as of September 30, 2018 and December 31, 2017 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

September 30, 2018	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,505	$—	$—	$10,505
Loans collectively evaluated for general impairment	332,656	76,808	14,706	424,170

	$343,161	$76,808	$14,706	$434,675

December 31, 2017	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$7,669	$—	$—	$7,669
Loans collectively evaluated for general impairment	322,820	59,126	15,990	397,936

	$330,489	$59,126	$15,990	$405,605

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$94,852,328	$—	$94,852,328
Mortgage-backed securities	—	254,113,240	—	254,113,240
State, county and municipal obligations	—	100,289,063	—	100,289,063

Total	$—	$449,254,631	$—	$449,254,631

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$176,448,558	$—	$176,448,558
Mortgage-backed securities	—	208,423,057	—	208,423,057
State, county and municipal obligations	—	117,100,535	—	117,100,535
Other investments	—	—	3,074,227	3,074,227

Total	$—	$501,972,150	$3,074,227	$505,046,377

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs (Level 3) Structured Financial Product As of September 30,
	2018	2017
Beginning Balance	$3,074,227	$2,971,106
Sales	(2,865,294)	—
Principal payments received	—	(5,067)
Unrealized (loss) gains included in other comprehensive income	(208,933)	39,303

Ending Balance	$—	$3,005,342

The Corporation recorded no gains or losses in earnings for the period ended September 30, 2018 or December 31, 2017 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

For assets measured at fair value on a nonrecurring basis during 2018 that were still held on the Corporation’s balance sheet at September 30, 2018, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,254,784	$3,254,784

Total	$—	$—	$3,254,784	$3,254,784

The following table presents information as of September 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,254,784	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $10,504,831 and $7,668,908 had an allocated allowance for loan losses of $409,496 and $442,589 at September 30, 2018 and December 31, 2017, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

Real estate acquired through foreclosure or deed in lieu, sometimes referred to as other real estate owned (“OREO”), during the nine-month period ended September 30, 2018, and recorded at fair value, less costs to sell, was $223,859. There were no writedowns during the period on properties owned. OREO acquired during 2017 and recorded at fair value, less costs to sell, was $88,579. There were $413,740 in additional writedowns during 2017 on OREO acquired in previous years.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2018:

			Fair Value Measurements Using:
September 30, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,609,437	$12,609,437	$—	$—	$12,609,437
Interest bearing deposits with banks	1,351,745	1,351,745	—	—	1,351,745
Securities available-for-sale	449,254,631	—	449,254,631	—	449,254,631
Net loans	431,433,287	—	—	425,805,759	425,805,759
Financial liabilities
Deposits	$757,380,333	$—	$757,335,191	$—	$757,335,191
Federal Funds Purchased	6,500,000	6,500,000	—	—	6,500,000
Federal Home Loan Bank advances	20,000,000	—	20,000,000	—	20,000,000
Securities Sold under Agreement to Repurchase	88,908,916	—	88,908,916	—	88,908,916

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2017:

			Fair Value Measurements Using:
December 31, 2017	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$17,962,990	$17,962,990	$—	$—	$17,962,990
Interest bearing deposits with banks	1,532,420	1,532,420	—	—	1,532,420
Securities available-for-sale	505,046,377	—	501,972,150	3,074,227	505,046,377
Net loans	402,390,574	—	—	401,706,081	401,706,081
Financial liabilities
Deposits	$720,685,499	$543,123,284	$—	$177,698,280	$720,821,564
Federal Home Loan Bank advances	30,000,000	—	—	30,005,541	30,005,541
Securities Sold under Agreement to Repurchase	142,497,938	142,497,938	—	—	142,497,938

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Except as required by law, the Corporation does not undertake any obligation to update or revise any forward-looking statements subsequent to the date of this Quarterly Report, or if earlier, the date on which such statements were made.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2018, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $962.968 million and total deposits of $757.380 million.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2018, was 23.67% and at December 31, 2017, was 28.59%. The decrease was due to a decrease in short term marketable assets at September 30, 2018. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $757,380,333 at September 30, 2018, and $720,685,499 at December 31, 2017. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $449,254,631 invested in available-for-sale investment securities at September 30, 2018, and $505,046,377 at December 31, 2017. This decrease was due to maturities, paydowns, sales and calls in excess of purchases and decreases in the market value of the Corporation’s investment securities portfolio.

The Corporation also had $1,351,745 in interest bearing deposits at other banks at September 30, 2018 and $1,532,420 at December 31, 2017. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both September 30, 2018 and December 31, 2017. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2018, the Corporation had unused and available $147,138,402 of its line of credit with the FHLB and at December 31, 2017, the Corporation had unused and available $169,925,797 of its line of credit with the FHLB. The decrease in the amount available under the Corporation’s line of credit with the FHLB from the end of 2017 to September 30, 2018, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of $6,500,000 as of September 30, 2018 and $1,500,000 as of December 31, 2017. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $79,794,502 at September 30, 2018, as compared to $88,451,040 at December 31, 2017. The decrease in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by the increase in earnings in excess of dividends paid. The market value adjustment, which was a decrease was due to general market conditions, specifically the increase in medium term interest rates, caused a decrease in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $3,528,904, or $0.72 per share, during the nine-month period ended September 30, 2018 compared to $3,522,327, or $0.72 per share, for the same period in 2017.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2018, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Citizens Holding Company
Tier 1 leverage ratio	$95,111	9.93%	$47,914	5.00%	$38,331	4.00%
Common Equity tier 1 capital ratio	95,111	9.93%	62,288	6.50%	43,123	4.50%
Tier 1 risk-based capital ratio	95,111	17.15%	44,358	8.00%	33,268	6.00%
Total risk-based capital ratio	98,284	17.73%	55,447	10.00%	44,358	8.00%
December 31, 2017
Citizens Holding Company
Tier 1 leverage ratio	$93,527	9.17%	$51,005	5.00%	$40,804	4.00%
Common Equity tier 1 capital ratio	93,527	9.17%	66,307	6.50%	45,905	4.50%
Tier 1 risk-based capital ratio	93,527	17.93%	41,737	8.00%	31,303	6.00%
Total risk-based capital ratio	96,546	18.51%	52,171	10.00%	41,737	8.00%

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

Management believes that, as of September 30, 2018, the Company and the Bank would meet all capital adequacy requirements under Basel III and the banking agencies’ proposals on a fully phased-in basis, if such requirements were currently effective. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented. Management will continue to monitor these and any future proposals submitted by the Corporation’s and Bank’s regulators.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income, including fees	$7,887,319	$7,544,364	$23,265,686	$22,855,734
Interest Expense	1,168,024	825,017	2,789,205	2,462,281

Net Interest Income	6,719,295	6,719,347	20,476,481	20,393,453
Provision for (reversal of) loan losses	288,576	(73,808)	140,765	(254,614)

Net Interest Income after Provision for (reversal of) loan losses	6,430,719	6,793,155	20,335,716	20,648,067
Other Income	2,220,574	2,126,172	6,399,414	6,183,624
Other Expense	6,894,024	6,887,220	20,889,594	20,906,987

Income Before Provision For Income Taxes	1,757,269	2,032,107	5,845,536	5,924,704
Provision for Income Taxes	260,475	424,638	888,215	1,096,457

Net Income	$1,496,794	$1,607,469	$4,957,321	$4,828,247

Net Income Per share - Basic	$0.31	$0.33	$1.01	$0.99

Net Income Per Share-Diluted	$0.31	$0.33	$1.01	$0.99

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 7.31% for the three months ended September 30, 2018, and 7.42% for the corresponding period in 2017. For the nine months ended September 30, 2018, ROE was 7.81% compared to 7.18% for the nine months ended September 30, 2017. The decrease in ROE for the three months ended September 30, 2018 was caused by a decrease in net income for the period partially offset by a decrease in equity balances. The increase in ROE for the nine months ended September 30, 2018 was caused by the decrease in equity balances and an increase in net income compared to the same period in 2017.

Book value per share decreased to $16.27 at September 30, 2018, compared to $18.07 at December 31, 2017. The decrease in book value per share reflects earnings in excess of dividends offset by an increase in other comprehensive loss due to the decrease in fair value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2018, were $973,552,832 compared to $996,266,145 for the year ended December 31, 2017. This decrease was due mainly to a decrease in available-for-sale securities and interest bearing due from bank accounts partially offset by an increase in loans.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 3.07% for the quarter ended September 30, 2018 compared to 2.98% for the corresponding period of 2017. For the nine months ended September 30, 2018, annualized net interest margin was 3.10% compared to 3.03% for the nine months ended September 30, 2017. The increase in net interest margin for the three and nine months ended September 30, 2018, when compared to the same period in 2017, was the result of the increase in yields on earning assets in excess of the increase in rates paid on deposits and borrowed funds, as detailed below. Earning assets averaged $882,576,323 for the three months ended September 30, 2018. This represents a decrease of $51,631,253, or 5.5%, over average earning assets of $934,204,576 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, earning assets averaged $894,031,031. This represents a decrease of $37,115,781 or 4.0%, over average earning assets of $931,146,812 for the nine months ended September 30, 2017. The decrease in average earning assets for the three and nine months ended September 30, 2018, is the result of a decrease in investment securities and interest bearing due from bank accounts partially offset by an increase in loans.

Interest bearing deposits averaged $595,613,872 for the three months ended September 30, 2018. This represents a decrease of $17,942,852, or 2.9%, from the average of interest bearing deposits of $613,556,724 for the three months ended September 30, 2017. This was due, in large part, to a decrease in interest-bearing NOW accounts and certificates of deposit partially offset by an increase in savings and money market accounts.

Other borrowed funds averaged $110,281,373 for the three months ended September 30, 2018. This represents a decrease of $33,745,137, or 23.4%, over the other borrowed funds of $144,026,510 for the three months ended September 30, 2017. This decrease in other borrowed funds was due to a decrease in the securities sold under agreements to repurchase partially offset by the increase in federal funds purchased for the three months ended September 30, 2018, when compared to the three months ended September 30, 2017.

Interest bearing deposits averaged $600,863,780 for the nine months ended September 30, 2018. This represents a decrease of $18,213,420 or 2.9%, from the average of interest bearing deposits of $619,077,200 for the nine months ended September 30, 2017. This was due, in large part, to a decrease in interest-bearing NOW accounts and certificates of deposit partially offset by an increase in money market and savings accounts.

Other borrowed funds averaged $113,333,145 for the nine months ended September 30, 2018. This represents a decrease of $28,912,845, or 20.3%, over the other borrowed funds of $142,245,990 for the nine months ended September 30, 2017. This decrease in other borrowed funds was due to a decrease in the securities sold under agreements to repurchase partially offset by the increase in federal funds purchased for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017.

Net interest income was $6,719,295 for the three months ended September 30, 2018, a decrease of $52 from $6,719,347 for the three months ended September 30, 2017, primarily due to a decrease in earning assets. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the three months ended September 30, 2018, the yields on earning assets increased and the rates paid on deposits and borrowed funds increased from the same period in 2017. The yield on all interest-bearing assets increased 25 basis points to 3.58% in the three months ended September 30, 2018 from 3.33% for the same period in 2017. At the same time, the rate paid on all interest-bearing liabilities for the three months ended September 30, 2018 increased 22 basis points to 0.66% from 0.44% in the same period in 2017. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

Net interest income was $20,476,481 for the nine months ended September 30, 2018, an increase of $83,028 from $20,393,453 for the nine months ended September 30, 2017, primarily due to an increase in yields on earning assets in excess of the increase in rates paid on deposits and borrowed funds. The changes in volume in earning assets and in deposits and in borrowed funds are discussed above. As for changes in interest rates in the nine months ended September 30, 2018, the yields on earning assets increased and the rates paid on deposits and borrowed funds increased from the same period in 2017. The yield on all interest-bearing assets increased 12 basis points to 3.50% in the nine months ended September 30, 2018 from 3.38% for the same period in 2017. At the same time, the rate paid on all interest-bearing liabilities for the nine months ended September 30, 2018 increased 9 basis point to 0.52% from 0.43% in the same period in 2017. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and Fees	$5,166,554	$4,585,668	$14,867,465	$14,017,718
Average Gross Loans	422,551,745	392,016,275	413,851,534	394,201,872
Annualized Yield	4.89%	4.68%	4.79%	4.74%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30,	Year Ended December 31,	Amount of Increase	Percent of Increase
	2018	2017	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$434,675,184	$405,605,542	$29,069,642	7.17%
Allowance for Loan Losses	3,172,943	3,019,228	153,715	5.09%
Nonaccrual Loans	10,101,197	7,582,017	2,519,180	33.23%
Ratios:
Allowance for loan losses to gross loans	0.73%	0.74%
Net loans charged off to allowance for loan losses	-0.41%	11.28%

The provision for loan losses for the three months ended September 30, 2018 was $288,576, an increase of $362,384 from the negative $73,808 provision for the same period in 2017. The provision for loan losses for the nine months ended September 30, 2018, was $140,765, an increase of $395,379 from the negative $254,614 for the same period in 2017. The change in the Corporation’s loan loss provisions for the three and nine months ended September 30, 2018 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to new loans being added to nonaccrual status in excess of the amount of payments received and loans charged off.

For the three months ended September 30, 2018, net loan losses charged to the allowance for loan losses totaled $144,015, an increase of $115,750 from the $28,265 charged off in the same period in 2017. The increase was primarily due to a several significant charge-offs during the third quarter of 2018.

For the nine months ended September 30, 2018, net loan losses charged to the allowance for loan losses totaled negative $12,950, a decrease of $257,199 from the $244,249 charged off in the same period in 2017. The increase was primarily due to an unexpected significant recovery on a previously charged off loan.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2018 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2018 was $2,220,574, an increase of $94,402, or 4.4%, from $2,126,172 in the same period in 2017. Service charges on deposit accounts were $1,170,956 in the three months ended September 30, 2018, compared to $1,115,474 for the same period in 2017. Other service charges and fees increased by $59,249, or 8.4%, to $761,935 in the three months ended September 30, 2018, compared to $702,686 for the same period in 2017. Other operating income not derived from service charges or fees decreased $20,329, or 6.6% to $287,683 in the three months ended September 30, 2018, compared to $308,012 for the same period in 2017. This decrease was due mainly to a decrease in income from security sales and a reduction in other income partially offset by an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

Other income for the nine months ended September 30, 2018 was $6,399,414, an increase of $215,790, or 3.5%, from $6,183,624 the same period in 2017. Service charges on deposit accounts were $3,381,809 in the nine months ended September 30, 2018, compared to $3,176,877 for the same period in 2017. Other service charges and fees increased by $154,523, or 7.8%, to $2,147,452 in the nine months ended September 30, 2018, compared to $1,992,929 for the same period in 2017. Other operating income not derived from service charges or fees decreased $143,665, or 14.2% to $870,153 in the nine months ended September 30, 2018, compared to $1,013,818 for the same period in 2017. This decrease was due mainly to a decrease in income from security sales and a reduction in other income partially offset by an increase in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market and income on bank owned life insurance.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	Three months		Nine months
	Ended September 30,		Ended September 30,
Other operating income	2018	2017	2018	2017
BOLI Income	$124,666	$120,000	$375,101	$360,000
Mortgage Loan Origination Income	101,077	87,069	273,367	249,435
Income from security sales, net	—	15,612	11,047	104,708
Other Income	61,940	85,331	210,638	299,675

Total Other Income	$287,683	$308,012	$870,153	$1,013,818

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2018 and 2017 were $6,894,024 and $6,887,220, respectively, an increase of $6,804 or 0.1%. Salaries and benefits decreased to $3,668,012 for the three months ended September 30, 2018, from $3,744,831 for the same period in 2017. Occupancy expense increased by $150,556, or 11.3%, to $1,486,232 for the three months ended September 30, 2018, compared to $1,335,676 for the same period of 2017. Other operating expenses decreased by $66,933, or 3.7%, to $1,739,780 for the three months ended September 30, 2018, compared to $1,806,713 for the same period of 2017.

Aggregate non-interest expenses for the nine months ended September 30, 2018 and 2017 were $20,889,594 and $20,906,987, respectively, a decrease of $17,393 or 0.1%. Salaries and benefits decreased to $11,011,291 for the nine months ended September 30, 2018, from $11,154,068 for the same period in 2017. Occupancy expense increased by $388,684, or 9.8%, to $4,373,233 for the nine months ended September 30, 2018, compared to $3,984,549 for the same period of 2017. Other operating expenses decreased by $263,300, or 4.6%, to $5,505,070 for the nine months ended September 30, 2018, compared to $5,768,370 for the same period of 2017.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Three months		Nine months
	Ended September 30,		Ended September 30,
Other Operating Expense	2018	2017	2018	2017
Advertising	$108,140	$142,032	$434,657	$532,292
Office Supplies	245,248	290,110	736,630	712,397
Legal and Audit Fees	181,036	135,403	425,905	400,483
Telephone expense	124,490	124,112	401,496	399,926
Postage and Freight	136,285	133,251	425,353	396,042
Loan Collection Expense	5,819	106,947	22,641	149,355
Other Losses	546	12,039	233,972	213,606
Regulatory and related expense	84,084	107,932	277,437	322,104
Debit Card/ATM expense	121,434	103,240	343,817	307,069
Travel and Convention	54,745	54,198	166,759	197,318
Other expenses	677,953	597,449	2,036,403	2,137,778

Total Other Expense	$1,739,780	$1,806,713	$5,505,070	$5,768,370

The Corporation’s efficiency ratio for the three months ended September 30, 2018 was 75.25%, compared to 75.67% for the same period in 2017. For the nine months ended September 30, 2018 and 2017, the Corporation’s efficiency ratio was 75.79% and 76.35%, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30,	December 31,	Amount of Increase	Percent of Increase
	2018	2017	(Decrease)	(Decrease)
Cash and Due From Banks	$12,609,437	$17,962,990	$(5,353,553)	-29.80%
Interest Bearing deposits with Other Banks	1,351,745	1,532,420	(180,675)	-11.79%
Investment Securities	449,254,631	505,046,377	(55,791,746)	-11.05%
Loans, net	431,433,287	402,390,574	29,042,713	7.22%
Premises and Equipment	19,868,597	20,571,551	(702,954)	-3.42%
Total Assets	962,967,946	993,095,828	(30,127,882)	-3.03%
Total Deposits	757,380,333	720,685,499	36,694,834	5.09%
Total Shareholders’ Equity	79,794,502	88,451,040	(8,656,538)	-9.79%

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2018 was $12,609,437, which was a decrease of $5,353,553 from the balance of $17,962,990 at December 31, 2017. The decrease was due to a decrease in the balances at correspondent banks due to a decrease in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at September 30, 2018, decreased by $55,791,746, or 11.1%, to $449,254,631 from $505,046,377 at December 31, 2017. This decrease was due to maturities, paydowns, sales and calls in excess of purchases and decreases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance increased by $29,042,713, or 7.2%, during the nine months ended September 30, 2018, to $431,433,287 from $402,390,574 at December 31, 2017. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, strengthened during the nine months ended September 30, 2018 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the nine months ended September 30, 2018, the Corporation’s premises and equipment decreased by $702,954, or 3.4%, to $19,868,597 from $20,571,551 at December 31, 2017. The decrease was due to depreciation expense exceeding the amount of property and equipment purchased during the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30,	December 31,	Amount of Increase	Percent of Increase
	2018	2017	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$162,832,452	$159,291,356	$3,541,096	2.22%
Interest-Bearing Deposits	327,991,524	306,047,053	21,944,471	7.17%
Savings Deposits	81,085,547	77,784,876	3,300,671	4.24%
Certificates of Deposit	185,470,810	177,562,214	7,908,596	4.45%

Total deposits	$757,380,333	$720,685,499	$36,694,834	5.09%

Non-interest-bearing, interest-bearing, savings and certificates of deposits increased during the nine months ended September 30, 2018. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of September 30, 2018, the Corporation had approximately $3.2 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

DATE: November 7, 2018