Form 10-K
period 2018-12-31
CITIZENS HOLDING CO /MS/
filed 2019-03-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $104,737,263 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2018).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2019
Common stock, $.20 par value	4,904,530 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2018 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

In addition to historical information, this report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	adverse changes in asset quality and loan demand, the potential insufficiency of the allowance for loan losses and our ability to foreclose on delinquent mortgage loans;

•	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;

•

extensive regulation, changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses and the potential for regulatory enforcement actions, claims, or litigation;

•	increased competition from other financial institutions and the risk of failure to achieve our business strategies;

•

events affecting our business operations, including the effectiveness of our risk management framework, the accuracy of our estimates, our reliance on third party vendors, the risk of security breaches and potential fraud, and the impact of technological advances;

•	our ability to maintain sufficient capital and to raise additional capital when needed;

•	our ability to maintain adequate liquidity to conduct business and meet our obligations;

•

events affecting our ability to compete effectively and achieve our strategies, such as the risk of failure to achieve the revenue increases expected to result from our acquisitions, branch additions and in new product and service offerings, our ability to control expenses and our ability to attract and retain skilled people;

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2018, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $958.630 million and total deposits of $756.222 million. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $40,106,707, operating profit of $7,011,807 and total assets of $975,454,918 for the Company as of December 31, 2018.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 50.7% of gross revenues in 2018, 48.3% in 2017 and 50.2% in 2016. Loan demand has improved, loan yields are gradually increasing and the investment portfolio is decreasing, all of which has contributed to this percentage increasing from 2017. The increase in lending has been distributed among the Bank’s leading products, including commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Lafayette, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County. In 2009, the Company opened a Loan Production Office (“LPO”) in Biloxi, Mississippi to serve the Mississippi Gulf Coast and in April 2014 converted this office to a full service branch and at the same time opened another branch in Biloxi. In 2011, the Company opened a branch in Flowood, Mississippi. In December 2016, the Company opened a LPO in Oxford, Mississippi to offer commercial loans to the people in North Mississippi. On a very limited basis, the Company extends out-of-area credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area is mainly rural, with Hattiesburg, population 50,233, Biloxi, population 50,644, and Meridian, population 38,314, being the largest markets. Agriculture and some light industry comprise a significant portion of the economy of this area. The largest employer in the Company’s service area is the Mississippi Band of Choctaw Indians. Its schools, manufacturing plants and The Pearl River Resort (the “Resort”) generate a significant number of jobs in the area. The Resort and its related services employ approximately 2,400 people within the Company’s market. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in the Company’s Annual Report and attached as an exhibit hereto.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2018, approximately 81.1% of the Company’s loan portfolio was attributed to real estate lending, 15.6% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 3.3% of the Company’s total loan portfolio.

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

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. As our footprint expands, the Company’s portfolio risks are more closely aligned with the state economy. The state economy remains strong with 2018 being one of the best in recent years. The state economy is expected to slow down some but still projected to see growth over the next couple of years. The national economy remains strong but is seeing signs of slowing. It is still uncertain how the slowing economies on the local, state and national levels will affect the Company in the future.

The Company continues to invest in technology as we understand it is necessary to compete in today’s market. The Company has the technology for consumers to perform many of the routine, transaction-related items through its online and mobile platforms. Additionally, the Company continues to build out a robust treasury management suite of products for business banking such as remote deposit capture, ACH transactions and wire transfers. The Company is evolving with the market to ensure we continue to offer a great customer experience that they have come to expect from the Company.

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 57, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 67, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2018, the Bank employed 235 full-time employees and 24 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Financial Reform.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, (“Dodd-Frank Act”) made extensive changes in the regulation of financial institutions. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based, a number of which still have not been implemented. It is anticipated that these rules and enforcement by the Bank’s regulators will continue to evolve through regulatory amendments, informal interpretations, and enhanced enforcement in the future. Congress and the President have announced proposed reforms and changes to the Dodd-Frank Act, and it is uncertain how the Dodd-Frank Act provisions may be modified or the ultimate impact any such modifications may have to our business operations.

In November 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”). The Economic Growth Act, signed into law on May 24, 2018, provides relief from certain regulatory requirements under the Dodd-Frank Act. Generally, the Economic Growth Act addressed the following areas: the threshold at which banks are classified as systemically important financial institutions (SIFIs), and therefore subject to stricter oversight; targeted relief from Dodd-Frank Act requirements for smaller banks; capital formation; mortgage lending; student borrower debt and provisions addressing veterans, consumers and homeowners. While we expect the Economic Growth Act to have an overall positive impact on our business going forward, we continue to evaluate its impact on our business and that impact remains uncertain.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2018, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 18.02%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 17.40%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2018 was 9.93%.

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

Beginning January 1, 2015, the Bank began to comply with the Basel III rules, although the rules were not fully phased-in until January 1, 2019. Among other things, the final Basel III rules impact regulatory capital ratios of banking organizations in the following manner:

•	Create a new requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage ratio to 4% for all banking organizations (currently 3% for certain banking organizations);

•	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and

•	Maintain the minimum total risk-based capital ratio at 8%.

In addition, the Basel III rules will subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

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

Management believes that, as of December 31, 2018, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2018, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $81.5 million, or 99.3% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2018, the maximum amount available for transfer from the Bank in the form of loans was $8.2 million, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

FDIC Insurance Assessments.

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (“DIF”) and safeguards the safety and soundness of the banking and thrift industries. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

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

Future Legislation.

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

COMPETITION

The banking business is highly competitive. The Company’s market consists principally of Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lafayette, Lauderdale, Oktibbeha, Lafayette, Rankin, Harrison, Jackson, Winston and Kemper and contiguous counties in Mississippi. In 2008, the Company entered the southern Mississippi market with the opening of a branch office in Hattiesburg, Mississippi, which is located in Lamar County, and in 2009, opened a loan production office in Biloxi, Mississippi, which in April 2014, was converted into a full service branch. In 2011, the Company opened a branch in Flowood, Mississippi. In 2014, the Company established an additional branch in Biloxi to better serve the Gulf Coast. In 2016, the Company entered North Mississippi with the establishment of a loan production office in Oxford, Mississippi. The Company competes with local, regional and national financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

All financial institutions, including the Company, compete for customers’ deposits. The Company also competes with savings and loan associations, credit unions, production credit associations, federal land banks, finance companies, personal loan companies, money market funds and other non-depository financial intermediaries. Many of these financial institutions have resources significantly greater than those of the Company. In addition, financial intermediaries, such as money-market mutual funds and large retailers, are not subject to the same regulations and laws that govern the operation of traditional depository institutions. The Company believes it benefits from a good reputation in the community and from the significant length of time it has provided needed banking services to its customers. Also, as a locally owned financial institution, the Company believes it is able to respond to the needs of the community with services tailored to the particular demands of its customers. Furthermore, as a local institution, the Company believes it can provide such services faster than a larger institution not based in the Company’s market area.

Changes in federal and state law have resulted in, and are expected to continue to result in, increased competition. The reductions in legal barriers to the acquisition of banks by out-of-state bank holding companies resulting from implementation of the Dodd-Frank Act and other banking laws and regulations are expected to continue to further stimulate competition in the markets in which the Company operates, although it is not possible to predict the extent or timing of such increased competition.

Currently, there are approximately thirty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 5.48% at June 30, 2018. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

As of December 31, 2018, approximately 65.4% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In recent years, the FRB has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. During 2018, the FRB raised the target federal funds rate by 25 bps in March, June, September and December, bringing the current range to 2.25 to 2.50 percent. This development, along with the U.S. government’s credit and deficit concerns and international economic considerations, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States. and world-wide financial systems in ways that may be difficult to predict.

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

Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, it cannot assure that such violations will be prevented. The information under the heading “Supervision and Regulation” in Item 1, “Business,” and Note 16, “Regulatory Matters” to the Consolidated Financial Statements of the Company in Item 8, “Financial Statements and Supplementary Data,” provides more information regarding the regulatory environment in which the Company and the Bank operate including descriptions of the laws, regulations or policies applicable to us.

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

•

Tier 1 Capital Ratio. For all banking organizations, including the Bank, the ratio of Tier 1 capital to risk-weighted assets must be at least 6%. The threshold is raised from the prior 4%, and the risk-weighting method is changed as mentioned above. To be “well capitalized” the Tier 1 capital ratio must be at least 8%.

•

Total Capital Ratio. For all supervised financial institutions, including the Company and the Bank, the ratio of total capital to risk-weighted assets must be at least 8%. Although this threshold is unchanged from prior requirements, as mentioned above the method for risk-weighting assets has been changed. As a result of that method change, many banks could have experienced a reduction in this ratio if the change had been effective immediately when the rules were adopted.

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

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at an adequate level. The FDIC may increase these rates and impose additional special assessments in the future, which could have a material adverse effect on future earnings.

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

The Company is a separate and distinct legal entity from the Bank, and it receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on its common stock and interest and principal on debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, it may not be able to pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The information under the heading “Supervision and Regulation” in Item 1, “Business,” provides a discussion about the restrictions governing the Bank’s ability to transfer funds to the Company.

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

Over the course of the past few years, companies such as major retailers have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Bank systems are not breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. Other possible points of incursion or disruption not within the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

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

The Bank has branches along the coast of Mississippi that are subject to risks from hurricanes from time to time. Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the ability of the Company to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 23 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Rankin, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches, the Bank’s main office and its loan production office is set forth in the table below:

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

The information appearing under the caption “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

There were no unregistered sales of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing. On July 26, 2017, the Company’s Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s outstanding shares of common stock over the next thirty-six months. There were no repurchases of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018, 2017 and 2016—Selected Financial Data” in the 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2018, 2017 and 2016” in the 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2018 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2019, relating to its 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2019, relating to its 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2019, relating to its 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	52,500	$21.55	270,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	52,500	$21.55	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2019, relating to its 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2019, relating to its 2019 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2016, 2017 and 2018, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Condition

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Restated Articles of Incorporation of the Company	*

		3(ii)	Second Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2018 Annual Report to Shareholders	+

14	Code of Ethics	*******

21	Subsidiaries of Registrant	+

23	Consent of Independent Registered Public Accounting Firm	+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

32.1	Section 1350 Certification of Chief Executive Officer	++

32.2	Section 1350 Certification of Chief Financial Officer	++

101	XBRL Exhibits	+

*	Filed as Exhibit 3(A) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
**	Filed as Exhibit 3(B) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (File No. 000-15375) filed on March 21, 2013 and incorporated herein by reference.
******	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-15375) filed on April 25, 2013 and incorporated herein by reference.
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

CITIZENS HOLDING COMPANY

Date: March 15, 2019	By:	/s/ Greg McKee
Greg McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg McKee Greg McKee	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer (Principal Financial & Accounting Officer)	March 15, 2019

/s/ Craig Dungan Craig Dungan, MD	Director	March 15, 2019

/s/ Don L. Fulton Don L. Fulton	Director	March 15, 2019

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 15, 2019

/s/ David A. King David A. King	Director	March 15, 2019

/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 15, 2019

/s/ Adam Mars Adam Mars	Director	March 15, 2019

/s/ David P. Webb David P. Webb	Director	March 15, 2019

/s/ A. T. Williams A.T. Williams	Director	March 15, 2019

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 15, 2019