Form 10-Q
period 2019-03-31
CITIZENS HOLDING CO /MS/
filed 2019-05-10
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0666512
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

601-656-4692

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2019:

Title	Outstanding
Common Stock, $0.20 par value	4,912,030

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
Cash and due from banks	$12,462,550	$12,592,130
Interest bearing deposits with other banks	27,122,108	8,079,742
Investment securities available for sale, at fair value	507,791,195	444,746,454
Loans, net of allowance for loan losses of $3,559,896 in 2019 and $3,371,695 in 2018	443,909,475	425,905,093
Premises and equipment, net	19,556,205	19,717,305
Other real estate owned, net	3,440,148	3,440,148
Accrued interest receivable	4,326,455	4,165,783
Cash surrender value of life insurance	25,532,529	25,383,931
Deferred tax assets, net	4,601,116	6,633,539
Other assets	8,650,695	7,965,952

TOTAL ASSETS	$1,057,392,476	$958,630,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$171,555,937	$170,029,729
Interest-bearing NOW and money market accounts	369,049,299	298,220,430
Savings deposits	77,317,063	76,735,710
Certificates of deposit	222,237,684	211,235,641

Total deposits	840,159,983	756,221,510
Securities sold under agreement to repurchase	115,450,591	107,965,505
Accrued interest payable	650,685	470,710
Deferred compensation payable	9,135,798	9,052,972
Other liabilities	1,416,362	1,053,063

Total liabilities	966,813,419	874,763,760
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 4,904,530 shares issued and outstanding at March 31, 2019 and December 31, 2018	980,906	980,906
Additional paid-in capital	4,339,843	4,298,499
Retained earnings	93,611,199	93,561,515
Accumulated other comprehensive loss, net of tax benefit of $2,776,877 at March 31, 2019 and $4,978,232 at December 31, 2018	(8,352,891)	(14,974,603)

Total shareholders’ equity	90,579,057	83,866,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,057,392,476	$958,630,077

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$5,449,535	$4,716,419
Interest on securities
Taxable	2,082,005	2,204,959
Nontaxable	616,779	617,729
Other interest	235,106	60,284

Total interest income	8,383,425	7,599,391
INTEREST EXPENSE
Deposits	1,728,672	501,209
Other borrowed funds	445,027	293,431

Total interest expense	2,173,699	794,640

NET INTEREST INCOME	6,209,726	6,804,751
PROVISION FOR (REVERSAL OF) LOAN LOSSES	195,479	(236,773)

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) LOAN LOSSES	6,014,247	7,041,524
OTHER INCOME
Service charges on deposit accounts	1,096,692	1,143,593
Other service charges and fees	683,640	668,464
Other operating income	266,579	288,373

Total other income	2,046,911	2,100,430

OTHER EXPENSES
Salaries and employee benefits	3,546,669	3,667,857
Occupancy expense	1,422,427	1,525,379
Other expense	1,670,121	1,854,446

Total other expenses	6,639,217	7,047,682

INCOME BEFORE PROVISION FOR INCOME TAXES	1,421,941	2,094,272
PROVISION FOR INCOME TAXES	195,170	321,885

NET INCOME	$1,226,771	$1,772,387

NET INCOME PER SHARE -Basic	$0.25	$0.36

-Diluted	$0.25	$0.36

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$1,226,771	$1,772,387
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses)	8,823,067	(9,416,226)
Income tax effect	(2,201,355)	2,349,348

	6,621,712	(7,066,878)
Rclassification adjustment for gains included in net income	—	8,021
Income tax effect	—	(2,001)

	—	6,020

Total other comprehensive income (loss)	6,621,712	(7,060,858)

Comprehensive income (loss)	$7,848,483	$(5,288,471)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$1,978,070	$2,567,892
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	8,335,984	10,181,801
Proceeds from sale of investment securities	—	14,752,618
Purchases of investment securities available for sale	(63,402,575)	—
Purchases of bank premises and equipment	(45,304)	(32,732)
Decrease in interest bearing deposits with other banks	(19,042,366)	(18,592,714)
Proceeds from sale of other real estate	—	667,253
Net increase in loans	(18,199,861)	(2,929,881)

Net cash (used in) provided by investing activities	(92,354,122)	4,046,345
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	83,938,473	64,941,584
Net change in securities sold under agreement to repurchase	7,485,086	(43,654,076)
Increase in federal funds purchased	—	(1,500,000)
Repayment of Federal Home Loan Bank advances	—	(30,000,000)
Payment of dividends	(1,177,087)	(1,174,729)

Net cash used in (provided by) financing activities	90,246,472	(11,387,221)

Net decrease in cash and due from banks	(129,580)	(4,772,984)
Cash and due from banks, beginning of period	12,592,130	17,962,990

Cash and due from banks, end of period	$12,462,550	$13,190,006

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2019

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Corporation”). In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019.

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

Adoption of New Accounting Standards

ASU 2016-02 “Leases” (Topic 842)” (“ASU 2016-02”) requires lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all that apply have been adopted.

The Company’s operating leases relate primarily to branch properties and related equipment. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $1.086 million and an operating lease liability of $1.086 million on January 1, 2019, with no impact on our consolidated statements of income or condensed consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and liability are recorded in other assets and other liabilities, respectively, in the consolidated statements of condition. See Note 8. Premises and Equipment for additional information.

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. The Company will adopt ASU 2016-13 on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

Note 2. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2019, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $61,031,088 compared to an aggregate unused balance of $58,835,208 at December 31, 2018. There were $2,474,810 of letters of credit outstanding at March 31, 2019 and $2,516,810 at December 31, 2018. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

	For the Three Months
	Ended March 31,
	2019	2018
Basic weighted average shares outstanding	4,892,530	4,882,705
Dilutive effect of granted options	2,598	5,802

Diluted weighted average shares outstanding	4,895,128	4,888,507

Net income	$1,226,771	$1,772,387
Net income per share-basic	$0.25	$0.36
Net income per share-diluted	$0.25	$0.36

Note 4. Equity Compensation Plans

The Corporation has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Corporation intends to use for future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

Prior to the adoption of the 2013 Plan, the Corporation issued awards to directors from the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”), which has expired.

The following table is a summary of the stock option activity for the three months ended March 31, 2019:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	52,500	$21.55	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at March 31, 2019	52,500	$21.55	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at March 31, 2019, was $69,810. No options were outstanding under the 2013 Plan as of March 31, 2019.

During 2018, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 25, 2019 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $165,375 and will be recognized over the one-year vesting period at a cost of $13,781 per month less deferred taxes of $3,438 per month.

Note 5. Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes totaling $195 thousand and $322 thousand, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 13.7% and 15.4% for the three months ending March 31, 2019 and 2018, respectively.

Note 6. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
March 31, 2019	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$98,911,462	$—	$1,606,054	$97,305,408
Mortgage backed securities	314,839,147	157,919	7,760,156	307,236,910
State, County, Municipals	105,170,354	220,375	2,141,852	103,248,877

Total	$518,920,963	$378,294	$11,508,062	$507,791,195

		Gross	Gross
December 31, 2018	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$99,365,930	$—	$3,388,147	$95,977,783
Mortgage backed securities	259,742,501	4,921	12,373,269	247,374,153
State, County, Municipals	105,590,858	67,888	4,264,228	101,394,518

Total	$464,699,289	$72,809	$20,025,644	$444,746,454

At March 31, 2019 and December 31, 2018, securities with a carrying value of $358,290,412 and $357,231,440, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2019 and December 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$2,639,867	$2,642,681	$1,875,288	$1,877,665
Due after one year through five years	91,046,162	89,695,181	91,948,838	89,121,194
Due after five years through ten years	36,403,442	35,989,164	32,801,788	31,718,293
Due after ten years	73,992,345	72,227,259	78,330,873	74,655,149
Residential mortgage backed securities	245,120,416	239,721,466	187,776,954	179,235,806
Commercial mortgage backed securities	69,718,731	67,515,444	71,965,548	68,138,347

Total	$518,920,963	$507,791,195	$464,699,289	$444,746,454

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2019 and December 31, 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

March 31, 2019	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$97,305,408	$1,606,054	$97,305,408	$1,606,054
Mortgage backed securities	40,619,235	231,534	233,209,022	7,528,622	273,828,257	7,760,156
State, County, Municipal	—	—	80,467,294	2,141,852	80,467,294	2,141,852

Total	$40,619,235	$231,534	$410,981,724	$11,276,528	$451,600,959	$11,508,062

December 31, 2018	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$95,977,783	$3,388,147	$95,977,783	$3,388,147
Mortgage backed securities	12,257,636	179,281	234,928,705	12,193,988	247,186,341	12,373,269
State, County, Municipal	12,623,964	285,275	76,535,741	3,978,953	89,159,705	4,264,228

Total	$24,881,600	$464,556	$407,442,229	$19,561,088	$432,323,829	$20,025,644

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of it amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at March 31, 2019 nor at December 31, 2018.

Note 7. Loans

The composition of net loans (in thousands) at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$47,492	$41,134
Farmland	17,264	14,498
1-4 Family Mortgages	86,828	88,747
Commercial Real Estate	203,883	203,595

Total Real Estate Loans	355,467	347,974
Business Loans:
Commercial and Industrial Loans	77,585	66,421
Farm Production and Other Farm Loans	829	907

Total Business Loans	78,414	67,328
Consumer Loans:
Credit Cards	1,603	1,648
Other Consumer Loans	12,015	12,372

Total Consumer Loans	13,618	14,020

Total Gross Loans	447,499	429,322
Unearned Income	(30)	(45)
Allowance for Loan Losses	(3,560)	(3,372)

Loans, net	$443,909	$425,905

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	March 31, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$113	$—
Farmland	196	200
1-4 Family Mortgages	1,996	1,831
Commercial Real Estate	7,503	7,612

Total Real Estate Loans	9,808	9,643
Business Loans:
Commercial and Industrial Loans	91	76
Farm Production and Other Farm Loans	31	31

Total Business Loans	122	107
Consumer Loans:
Other Consumer Loans	88	89

Total Consumer Loans	88	89

Total Nonaccrual Loans	$10,018	$9,839

An aging analysis of past due loans (in thousands), segregated by class, as of March 31, 2019, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$82	$54	$136	$47,356	$47,492	$—
Farmland	438	15	453	16,811	17,264	—
1-4 Family Mortgages	1,945	334	2,279	84,549	86,828	—
Commercial Real Estate	773	3,047	3,820	200,063	203,883	10

Total Real Estate Loans	3,238	3,450	6,688	348,779	355,467	10
Business Loans:
Commercial and Industrial Loans	1,758	19	1,777	75,808	77,585	—
Farm Production and Other Farm Loans	5	—	5	824	829	—

Total Business Loans	1,763	19	1,782	76,632	78,414	—
Consumer Loans:
Credit Cards	31	10	41	1,562	1,603	10
Other Consumer Loans	161	17	178	11,837	12,015	—

Total Consumer Loans	192	27	219	13,399	13,618	10

Total Loans	$5,193	$3,496	$8,689	$438,810	$447,499	$20

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2018 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$1,494	$54	$1,548	$39,586	$41,134	$54
Farmland	779	29	808	13,690	14,498	—
1-4 Family Mortgages	3,456	330	3,786	84,961	88,747	—
Commercial Real Estate	1,059	2,981	4,040	199,555	203,595	—

Total Real Estate Loans	6,788	3,394	10,182	337,792	347,974	54
Business Loans:
Commercial and Industrial Loans	1,672	21	1,693	64,728	66,421	—
Farm Production and Other Farm Loans	9	—	9	898	907	—

Total Business Loans	1,681	21	1,702	65,626	67,328	—
Consumer Loans:
Credit Cards	16	4	20	1,628	1,648	4
Other Consumer Loans	212	33	245	12,127	12,372	15

Total Consumer Loans	228	37	265	13,755	14,020	19

Total Loans	$8,697	$3,452	$12,149	$417,173	$429,322	$73

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

Impaired loans (in thousands) as of March 31, 2019, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$113	$59	$54	$113	$18	$56.50
Farmland	266	266	—	266	—	267.50
1-4 Family Mortgages	817	727	90	817	24	985
Commercial Real Estate	10,479	5,113	3,649	8,762	375	8,823

Total Real Estate Loans	11,675	6,165	3,793	9,958	417	10,132
Business Loans:
Commercial and Industrial Loans	5	—	5	5	5	3

Total Business Loans	5	—	5	5	5	3

Total Loans	$11,680	$6,165	$3,798	$9,963	$422	$10,135

Impaired loans (in thousands) as of December 31, 2018, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	269	269	—	269	—	135
1-4 Family Mortgages	1,153	1,062	91	1,153	27	728
Commercial Real Estate	10,601	5,209	3,675	8,884	374	6,489

Total Real Estate Loans	12,023	6,540	3,766	10,306	401	7,352
Total Loans	$12,023	$6,540	$3,766	$10,306	$401	$7,352

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
March 31, 2019		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,748

Total	3	$4,871	$2,748

		Pre-Modification	Post-Modification
December 31, 2018		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,782

Total	3	$4,871	$2,782

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2018	3	$3,047
Reductions due to:
Principal paydowns		(265)

Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(34)

Total at March 31, 2019	3	$2,748

The allocated allowance for loan losses attributable to restructured loans was $174,274 at March 31, 2019 and December 31, 2018. The Corporation had no remaining availability under commitments to lend additional funds on these troubled debt restructurings as of March 31, 2019.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2019.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of March 31, 2019:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$45,746	$1,073	$673	$—	$—	$47,492
Farmland	15,942	346	976	—	—	17,264
1-4 Family Mortgages	77,791	1,902	7,120	—	15	86,828
Commercial Real Estate	168,873	21,879	13,131	—	—	203,883

Total Real Estate Loans	308,352	25,200	21,900	—	15	355,467
Business Loans:
Commercial and Industrial Loans	75,626	225	1,734	—	—	77,585
Farm Production and Other Farm Loans	798	—	31	—	—	829

Total Business Loans	76,424	225	1,765	—	—	78,414
Consumer Loans:
Credit Cards	1,562	—	41	—	—	1,603
Other Consumer Loans	11,830	62	72	51	—	12,015

Total Consumer Loans	13,392	62	113	51	—	13,618

Total Loans	$398,168	$25,487	$23,778	$51	$15	$447,499

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2018:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$39,726	$840	$568	$—	$—	$41,134
Farmland	13,248	339	911	—	—	14,498
1-4 Family Mortgages	79,659	1,751	7,337	—	—	88,747
Commercial Real Estate	172,217	17,938	13,440	—	—	203,595

Total Real Estate Loans	304,850	20,868	22,256	—	—	347,974
Business Loans:
Commercial and Industrial Loans	63,994	81	2,346	—	—	66,421
Farm Production and Other Farm Loans	876	—	31	—	—	907

Total Business Loans	64,870	81	2,377	—	—	67,328
Consumer Loans:
Credit Cards	1,628	—	20	—	—	1,648
Other Consumer Loans	12,181	65	71	55	—	12,372

Total Consumer Loans	13,809	65	91	55	—	14,020

Total Loans	$383,529	$21,014	$24,724	$55	$—	$429,322

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

	Real	Business
March 31, 2019	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2019	$2,844,681	$221,841	$305,173	$3,371,695
Provision for (reversal of) loan losses	(62,733)	99,457	158,755	195,479
Chargeoffs	—	12,178	24,940	37,118
Recoveries	11,600	4,340	13,900	29,840

Net chargeoffs (recoveries)	(11,600)	7,838	11,040	7,278

Ending Balance	$2,793,548	$313,460	$452,888	$3,559,896

Period end allowance allocated to:
Loans individually evaluated for impairment	$417,033	$5,084	$—	$422,117
Loans collectively evaluated for impairment	2,376,515	308,376	452,888	3,137,779

Ending Balance, March 31, 2019	$2,793,548	$313,460	$452,888	$3,559,896

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

	Real	Business
March 31, 2018	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
(Reversal of) provision for loan losses	(65,925)	(150,889)	(19,959)	(236,773)
Chargeoffs	83,045	15,347	30,845	129,237
Recoveries	45,114	861	26,248	72,223

Net chargeoffs (recoveries)	37,931	14,486	4,597	57,014

Ending Balance	$2,047,859	$181,406	$496,176	$2,725,441

Period end allowance allocated to:
Loans individually evaluated for impairment	$459,359	$—	$—	$459,359
Loans collectively evaluated for impairment	1,588,500	181,406	496,176	2,266,082

Ending Balance, March 31, 2018	$2,047,859	$181,406	$496,176	$2,725,441

The Corporation’s recorded investment in loans as of March 31, 2019 and December 31, 2018 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
March 31, 2019	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$9,958	$5	$—	$9,963
Loans collectively evaluated for general impairment	345,509	78,409	13,618	437,536

	$355,467	$78,414	$13,618	$447,499

	Real	Business
December 31, 2018	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,306	$—	$—	$10,306
Loans collectively evaluated for general impairment	337,668	67,328	14,020	419,016

	$347,974	$67,328	$14,020	$429,322

Note 8. Premises and Equipment

The Company lease certain premises and equipment under operating leases. At March 31, 2019, the Company had lease liabilities and ROU assets totaling $1,086 million related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 1.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.3%.

Lease costs were as follows:

Three Months Ended
March 31, 2019
(in thousands)
Operating lease cost	$96
Short-term lease cost	6
Variable lease cost	—

$102

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the three months ended March 31, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Three Months Ended
March 31, 2019
(in thousands)
Lease payments due:
Within one year	$362
After one year but within two years	362
After two years but within three years	320
After three year but within four years	76
After four years but within five years	25
After five years	—

Total undiscounted cash flows	1,145
Discount on cash flows	(59)

Total lease liability	$1,086

Note 9. Shareholders’ Equity

The following summarizes the activity in the capital structure of the Company:

	Number		Additional	Accumulated Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2019	4,904,530	$980,906	$4,298,499	$(14,974,603)	$93,561,515	$83,866,317
Net income	—	—	—	—	1,226,771	1,226,771
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,087)	(1,177,087)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41,344	—	—	41,344
Other comprehensive income, net	—	—	—	6,621,712	—	6,621,712

Balance, March 31, 2019	4,904,530	$980,906	$4,339,843	$(8,352,891)	$93,611,199	$90,579,057

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2018	4,894,705	$978,941	$4,103,139	$(8,225,419)	$91,594,379	$88,451,040
Net income	—	—	—	—	1,772,387	1,772,387
Dividends paid ($0.24 per share)	—	—	—	—	(1,174,729)	(1,174,729)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	45,056	—	—	45,056
Other comprehensive income, net	—	—	—	(7,068,858)	—	(7,068,858)

Balance, March 31, 2018	4,894,705	$978,941	$4,148,195	$(15,294,277)	$92,192,037	$82,024,896

Note 10. Fair Value of Financial Instruments

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$97,305,408	$—	$97,305,408
Mortgage-backed securities	—	307,236,910	—	307,236,910
State, county and municipal obligations	—	103,248,877	—	103,248,877

Total	$—	$507,791,195	$—	$507,791,195

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$95,977,783	$—	$95,977,783
Mortgage-backed securities	—	247,374,153	—	247,374,153
State, county and municipal obligations	—	101,394,518	—	101,394,518

Total	$—	$444,746,454	$—	$444,746,454

The following table reports the activity in assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using:
	Significant Unobservable Inputs
	(Level 3)
	Structured Financial Product
	As of March 31,
	2019	2018
Beginning Balance	$—	$3,074,227
Principal payments received	—	—
Unrealized (loss) gains included in other comprehensive income	—	8,630

Ending Balance	$—	$3,082,857

The Corporation recorded no gains or losses in earnings for the period ended March 31, 2019 or December 31, 2018 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Impaired Loans

Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. The unobservable inputs may vary depending on the individual assets with the fair value of real estate based on appraised value being the predominant approach. The Company reviews the certified appraisals for appropriateness and adjusts the value downward to consider selling, closing and liquidation costs, which typically approximates 25% of the appraised value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

Other real estate owned

OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ALLL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically approximate 25% of the appraised value.

For assets measured at fair value on a nonrecurring basis during 2019 that were still held on the Corporation’s balance sheet at March 31, 2019, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,376,414	$3,376,414

Total	$—	$—	$3,376,414	$3,376,414

The following table presents information as of March 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,376,414	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

For assets measured at fair value on a nonrecurring basis during 2018 that were still held on the Corporation’s balance sheet at December 31, 2018, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,364,538	$3,364,538
Other real estate owned	—	—	188,609	188,609

Total	$—	$—	$3,553,147	$3,553,147

Impaired loans with a carrying value of $3,376,414 and $3,364,538 had an allocated allowance for loan losses of $422,117 and $401,347 at March 31, 2019 and December 31, 2018, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $-0- was necessary and recorded during the three-month period ended March 31, 2019 and the year ended December 31, 2018.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2019:

		Fair Value Measurements Using:
March 31, 2019	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,462,550	$12,462,550	$—	$—	$12,462,550
Interest bearing deposits with banks	27,122,108	27,122,108	—	—	27,122,108
Securities available-for-sale	507,791,195	—	507,791,195	—	507,791,195
Net loans	443,909,475	—	—	439,516,508	439,516,508
Financial liabilities
Deposits	$840,159,983	$617,922,299	$223,144,296	$—	$841,066,595
Securities Sold under
Agreement to Repurchase	115,450,591	115,450,591	—	—	115,450,591

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2018:

		Fair Value Measurements Using:
December 31, 2018	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,592,130	$12,592,130	$—	$—	$12,592,130
Interest bearing deposits with banks	8,079,742	8,079,742	—	—	8,079,742
Securities available-for-sale	444,746,454	—	444,746,454	—	444,746,454
Net loans	425,905,093	—	—	420,992,074	420,992,074
Financial liabilities
Deposits	$756,221,510	$544,985,869	$210,477,092	$—	$755,462,961
Securities Sold under
Agreement to Repurchase	107,965,505	107,965,505	—	—	107,965,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2019, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,057.392 million and total deposits of $840.160 million.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2019, was 31.66% and at December 31, 2018, was 21.34%. The increase was due to an increase in short-term marketable assets at March 31, 2019. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $840,159,983 at March 31, 2019, and $756,221,510 at December 31, 2018. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $507,791,195 invested in available-for-sale investment securities at March 31, 2019, and $444,746,454 at December 31, 2018. This increase was due to purchases in excess of maturities, paydowns, sales and calls and an increase in the market value of the Corporation’s investment securities portfolio.

The Corporation also had $27,122,108 in interest bearing deposits at other banks at March 31, 2019 and $8,079,742 at December 31, 2018. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both March 31, 2019 and December 31, 2018. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2019, the Corporation had unused and available $172,312,015 of its line of credit with the FHLB and at December 31, 2018, the Corporation had unused and available $171,252,131 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2018 to March 31, 2019, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of $-0- as of March 31, 2019 and $-0- as of December 31, 2018. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $90,579,057 at March 31, 2019, as compared to $83,866,317 at December 31, 2018. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment coupled with the increase in earnings in excess of dividends paid. The market value adjustment, which was an increase due to general market conditions, specifically the decrease in medium term interest rates, caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $1,177,087, or $0.24 per share, during the three-month period ended March 31, 2019 compared to $1,174,729, or $0.24 per share, for the same period in 2018.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2019, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Citizens Holding Company
Tier 1 leverage ratio	$95,782	9.55%	$50,167	5.00%	$40,133	4.00%
Common Equity tier 1 capital ratio	95,782	9.55%	65,217	6.50%	45,150	4.50%
Tier 1 risk-based capital ratio	95,782	16.54%	46,320	8.00%	34,740	6.00%
Total risk-based capital ratio	99,342	17.16%	57,900	10.00%	46,320	8.00%
December 31, 2018
Citizens Holding Company
Tier 1 leverage ratio	$95,691	9.93%	$48,191	5.00%	$38,553	4.00%
Common Equity tier 1 capital ratio	95,691	9.93%	62,648	6.50%	43,372	4.50%
Tier 1 risk-based capital ratio	95,691	17.40%	43,986	8.00%	32,990	6.00%
Total risk-based capital ratio	99,063	18.02%	54,983	10.00%	43,986	8.00%

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core banks and bank holding companies”, such as the Bank and the Company. The capital framework under Basel III replaced the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Company and the Bank began to comply with the final Basel III rules, which became effective on January 1, 2019. Among other things, the final Basel III rules impact regulatory capital ratios of banking organizations in the following manner:

•	Create a requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);

•	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and

•	Maintain the minimum total risk-based capital ratio at 8%.

In addition, the final Basel III rules subject banking organizations to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer increases the minimum common equity Tier 1 capital ratio to 7%, the minimum Tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5% for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

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

Management believes that, as of March 31, 2019, the Company and the Bank meet all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2019	2018
Interest Income, including fees	$8,383,425	$7,599,391
Interest Expense	2,173,699	794,640

Net Interest Income	6,209,726	6,804,751
Provision for (reversal of) loan losses	195,479	(236,773)

Net Interest Income after
Provision for (reversal of) loan losses	6,014,247	7,041,524
Other Income	2,046,911	2,100,430
Other Expense	6,639,217	7,047,682

Income Before Provision For
Income Taxes	1,421,941	2,094,272
Provision for Income Taxes	195,170	321,885

Net Income	$1,226,771	$1,772,387

Net Income Per share - Basic	$0.25	$0.36

Net Income Per Share-Diluted	$0.25	$0.36

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 5.70% for the three months ended March 31, 2019, and 8.03% for the corresponding period in 2018. The decrease in ROE for the three months ended March 31, 2019 was caused by the increase in equity balances and a decrease in net income compared to the same period in 2018.

Book value per share increased to $18.47 at March 31, 2019, compared to $17.09 at December 31, 2018. The increase in book value per share reflects earnings in excess of dividends coupled with a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the three months ended March 31, 2019 were $1,006,484,037 compared to $971,893,427 for the year ended December 31, 2018. This increase was due mainly to an increase in loans, available-for-sale securities and interest bearing due from bank accounts.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 2.72% for the quarter ended March 31, 2019 compared to 3.03% for the corresponding period of 2018. The decrease in net interest margin for the three months ended March 31, 2019, when compared to the same period in 2018, was the result of the increase in rates paid on deposits in excess of the increase in yields on earning assets, as detailed below. Earning assets averaged $929,676,890 for the three months ended March 31, 2019. This represents an increase of $20,603,983, or 2.3%, over average earning assets of $909,072,907 for the three months ended March 31, 2018.

Interest bearing deposits averaged $633,961,993 for the three months ended March 31, 2019. This represents a increase of $31,084,110, or 5.2%, from the average of interest bearing deposits of $602,877,883 for the three months ended March 31, 2018. This was due, in large part, to a increase in interest-bearing NOW accounts and certificates of deposit partially offset by an decrease in savings and money market accounts.

Other borrowed funds averaged $106,789,440 for the three months ended March 31, 2019. This represents a decrease of $13,252,844, or 11.0%, over the other borrowed funds of $120,042,284 for the three months ended March 31, 2018. This decrease in other borrowed funds was due to a decrease in federal funds purchased and FHLB advances partially offset by an increase in securities sold under agreements to repurchase for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018.

Net interest income was $6,209,726 for the three months ended March 31, 2019, a decrease of $595,025 from $6,804,751 for the three months ended March 31, 2018, primarily due to an increase in the rates paid on deposits from the same period in 2018. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the three months ended March 31, 2019, the yields on earning assets increased and the rates paid on deposits increased from the same period in 2018. The yield on all interest-bearing assets increased 23 basis points to 3.67% in the three months ended March 31, 2019 from 3.44% for the same period in 2018. At the same time, the rate paid on all interest-bearing liabilities for the three months ended March 31, 2019 increased 75 basis points to 1.19% from 0.44% in the same period in 2018. As longer term interest bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2019	2018
Interest and Fees	$5,449,535	$4,716,419
Average Gross Loans	435,069,864	407,008,135
Annualized Yield	5.01%	4.64%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$447,499,786	$429,322,113	$18,177,673	4.23%
Allowance for Loan Losses	3,559,896	3,371,695	188,201	5.58%
Nonaccrual Loans	10,017,647	9,838,870	178,777	1.82%
Ratios:
Allowance for loan losses to gross loans	0.80%	0.79%
Net loans charged off (recovered) to allowance for loan losses	0.20%	-0.55%

The provision for loan losses for the three months ended March 31, 2019 was $195,479, an increase of $432,252 from the reversal of provision for loan losses of $236,773 for the same period in 2018. The change in the Corporation’s loan loss provisions for the three months ended March 31, 2019 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to new loans being added to nonaccrual status in excess of the amount of payments received and loans charged off.

For the three months ended March 31, 2019, net loan losses charged to the allowance for loan losses totaled $7,278, a decrease of $49,736 from the $57,014 charged off in the same period in 2018. The decrease was primarily due to a significant charge-off during the first quarter of 2018.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2019 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2019 was $2,046,911, a decrease of $53,519, or 2.5%, from $2,100,430 in the same period in 2018. Service charges on deposit accounts were $1,096,692 in the three months ended March 31, 2019, compared to $1,143,593 for the same period in 2018. Other service charges and fees decreased by $15,176, or 2.3%, to $683,640 in the three months ended March 31, 2019, compared to $668,464 for the same period in 2018. Other operating income not derived from service charges or fees decreased $21,795, or 7.6% to $266,578 in the three months ended March 31, 2019, compared to $288,373 for the same period in 2018. This decrease was due mainly to a decrease in income from security sales and a decrease in mortgage loan origination income from long-term mortgage loans originated for sale to the secondary market partially offset by an increase in other income.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months
	Ended March 31,
Other operating income	2019	2018
BOLI Income	$126,000	$126,000
Mortgage Loan Origination Income	48,028	72,523
Income from security sales, net	—	8,021
Other Income	92,551	81,829

Total Other Income	$266,579	$288,373

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2019 and 2018 were $6,639,217 and $7,047,682, respectively, a decrease of $408,465 or 5.8%. Salaries and benefits decreased to $3,546,669 for the three months ended March 31, 2019, from $3,667,857 for the same period in 2018. Occupancy expense decreased by $102,952, or 6.7%, to $1,422,427 for the three months ended March 31, 2019, compared to $1,525,379 for the same period of 2018. Other operating expenses decreased by $184,325, or 10.0%, to $1,670,121 for the three months ended March 31, 2019, compared to $1,854,446 for the same period of 2018.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months
	Ended March 31,
Other Operating Expense	2019	2018
Advertising	$178,655	$156,046
Office Supplies	217,247	243,076
Legal and Audit Fees	133,288	211,854
Telephone expense	112,058	124,833
Postage and Freight	149,122	136,917
Loan Collection Expense	8,036	13,702
Other Losses	6,777	167,274
Regulatory and related expense	84,917	95,047
Debit Card/ATM expense	120,885	109,001
Travel and Convention	36,780	49,348
Other expenses	622,356	547,348

Total Other Expense	$1,670,121	$1,854,446

The Corporation’s efficiency ratio for the three months ended March 31, 2019 was 76.34%, compared to 74.47% for the same period in 2018. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cash and Due From Banks	$12,462,550	$12,592,130	$(129,580)	-1.03%
Interest Bearing deposits with Other Banks	27,122,108	8,079,742	19,042,366	235.68%
Investment Securities	507,791,195	444,746,454	63,044,741	14.18%
Loans, net	443,909,475	425,905,093	18,004,382	4.23%
Premises and Equipment	19,556,205	19,717,305	(161,100)	-0.82%
Total Assets	1,057,392,476	958,630,077	98,762,399	10.30%
Total Deposits	840,159,983	756,221,510	83,938,473	11.10%
Total Shareholders’ Equity	90,579,057	83,866,317	6,712,740	8.00%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2019 was $12,462,550, which was a decrease of $129,580 from the balance of $12,592,130 at December 31, 2018. The decrease was due to a decrease in the balances at correspondent banks due to a decrease in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at March 31, 2019 increased by $63,044,741, or 14.2%, to $507,791,195 from $444,746,454 at December 31, 2018. This increase was due to purchases and increases in the market value of the Corporation’s investment securities portfolio in excess of maturities, paydowns, sales and calls.

LOANS

The Corporation’s loan balance increased by $18,004,382, or 4.2%, during the three months ended March 31, 2019, to $443,909,475 from $425,905,093 at December 31, 2018. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, strengthened during the three months ended March 31, 2019 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2019, the Corporation’s premises and equipment decreased by $161,100, or 0.8%, to $19,556,205 from $19,717,305 at December 31, 2018. The decrease was due to depreciation expense exceeding the amount of property and equipment purchased during the period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$171,555,937	$170,029,729	$1,526,208	0.90%
Interest-Bearing Deposits	369,049,299	298,220,430	70,828,869	23.75%
Savings Deposits	77,317,063	76,735,710	581,353	0.76%
Certificates of Deposit	222,237,684	211,235,641	11,002,043	5.21%

Total deposits	$840,159,983	$756,221,510	$83,938,473	11.10%

Non-interest-bearing, interest-bearing, savings and certificates of deposits increased during the three months ended March 31, 2019. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside of the ordinary course of the Corporation’s business to the contractual obligations set forth in Note 12 to the Corporation’s financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Credit Risks

Like all lenders, the Corporation faces the risk that the Corporation’s customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a loss of principal. In the Corporation’s business, some level of credit loss is unavoidable and overall levels of credit loss can vary over time. The Corporation’s ability to manage credit risk depends primarily upon the Corporation’s ability to assess the creditworthiness of customers and the value of collateral, including real estate. The Corporation controls credit risk by diversifying the Corporation’s loan portfolio and managing its composition, and by recording and managing an allowance for expected loan losses in accordance with applicable accounting rules. At the end of March 31, 2019, the Corporation had approximately $3.6 million of available reserves to cover such losses. The models and approaches the Corporation uses to originate and manage loans are regularly reviewed, if necessary or advisable, updated to consider changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on the Corporation’s experience originating loans and servicing loan portfolios.

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

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which the Corporation filed with the Securities and Exchange Commission on March 15, 2019. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, the Corporation’s quarterly reports on Form 10-Q and other reports filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the Corporation’s Annual Report on Form 10-K for the Corporation’s year ended December 31, 2018.

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

DATE: May 10, 2019