Form 10-Q
period 2019-06-30
CITIZENS HOLDING CO /MS/
filed 2019-08-09
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2019:

Title	Outstanding
Common Stock, $0.20 par value	4,912,030

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$21,754,884	$12,592,130
Interest bearing deposits with other banks	1,193,764	8,079,742
Investment securities available for sale, at fair value	483,906,292	444,746,454
Loans, net of allowance for loan losses of $3,821,473 in 2019 and $3,371,695 in 2018	461,914,254	425,905,093
Premises and equipment, net	20,169,558	19,717,305
Other real estate owned, net	3,383,444	3,440,148
Accrued interest receivable	4,400,453	4,165,783
Cash surrender value of life insurance	25,706,254	25,383,931
Deferred tax assets, net	2,789,557	6,633,539
Other assets	8,812,480	7,965,952

TOTAL ASSETS	$1,034,030,940	$958,630,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$165,655,475	$170,029,729
Interest-bearing NOW and money market accounts	331,589,279	298,220,430
Savings deposits	77,686,521	76,735,710
Certificates of deposit	219,927,045	211,235,641

Total deposits	794,858,320	756,221,510
Securities sold under agreement to repurchase	119,327,404	107,965,505
Federal funds purchased	12,000,000	—
Accrued interest payable	706,261	470,710
Deferred compensation payable	9,225,972	9,052,972
Other liabilities	1,776,660	1,053,063

Total liabilities	937,894,617	874,763,760
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 4,912,030 shares issued and outstanding at June 30, 2019 and 4,904,530 at December 31, 2018	982,406	980,906
Additional paid-in capital	4,379,037	4,298,499
Retained earnings	93,803,054	93,561,515
Accumulated other comprehensive loss, net of tax benefit of $1,006,701 at June 30, 2019 and $4,978,232 at December 31, 2018	(3,028,174)	(14,974,603)

Total shareholders’ equity	96,136,323	83,866,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,034,030,940	$958,630,077

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$5,830,411	$4,984,492	$11,279,946	$9,700,911
Interest on securities
Taxable	2,225,591	1,438,596	4,307,596	4,261,284
Nontaxable	512,869	1,295,828	1,129,648	1,295,828
Other interest	81,673	60,060	316,779	120,344

Total interest income	8,650,544	7,778,976	17,033,969	15,378,367
INTEREST EXPENSE
Deposits	1,916,769	515,506	3,645,441	1,016,715
Other borrowed funds	527,823	311,034	972,850	604,466

Total interest expense	2,444,592	826,540	4,618,291	1,621,181

NET INTEREST INCOME	6,205,952	6,952,436	12,415,678	13,757,186
PROVISION FOR (REVERSAL OF) LOAN LOSSES	264,819	88,962	460,298	(147,811)

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF) LOAN LOSSES	5,941,133	6,863,474	11,955,380	13,904,997
OTHER INCOME
Service charges on deposit accounts	1,046,255	1,067,260	2,142,947	2,210,853
Other service charges and fees	769,668	717,053	1,453,308	1,385,517
Other operating income	256,255	294,097	522,834	582,470

Total other income	2,072,178	2,078,410	4,119,089	4,178,840

OTHER EXPENSES
Salaries and employee benefits	3,469,724	3,675,422	7,016,393	7,343,279
Occupancy expense	1,409,862	1,361,622	2,832,289	2,887,001
Other expense	1,443,463	1,910,845	3,113,584	3,765,290

Total other expenses	6,323,049	6,947,889	12,962,266	13,995,570

INCOME BEFORE PROVISION FOR INCOME TAXES	1,690,262	1,993,995	3,112,203	4,088,267
PROVISION FOR INCOME TAXES	319,520	305,855	514,690	627,740

NET INCOME	$1,370,742	$1,688,140	$2,597,513	$3,460,527

NET INCOME PER SHARE -Basic	$0.28	$0.35	$0.53	$0.71

-Diluted	$0.28	$0.35	$0.53	$0.71

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Net income	$1,370,742	$1,688,140	$2,597,513	$3,460,527
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses)	7,149,042	(1,245,076)	15,972,109	(10,661,302)
Income tax effect	(1,783,686)	310,646	(3,985,041)	2,659,994

	5,365,356	(934,430)	11,987,068	(8,001,308)
Rclassification adjustment for (losses) gains included in net income	(54,149)	3,026	(54,149)	11,047
Income tax effect	13,510	(755)	13,510	(2,756)

	(40,639)	2,271	(40,639)	8,291

Total other comprehensive income (loss)	5,324,717	(932,159)	11,946,429	(7,993,017)

Comprehensive income (loss)	$6,695,459	$755,981	$14,543,942	$(4,532,490)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$5,293,805	$5,402,261
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	23,344,865	21,903,064
Proceeds from sale of investment securities	60,110,779	17,609,891
Purchases of investment securities available for sale	(108,814,987)	(10,550,000)
Purchases of bank premises and equipment	(879,034)	(48,702)
Proceeds from sales of bank premises and equipment	—	264,000
Decrease in interest bearing deposits with other banks	6,885,978	239,241
Proceeds from sale of other real estate	170,356	782,095
Net increase in loans	(36,591,743)	(15,151,283)

Net cash (used in) provided by investing activities	(55,773,786)	15,048,306
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,636,810	43,925,481
Net change in securities sold under agreement to repurchase	11,361,899	(68,372,991)
Increase in federal funds purchased	12,000,000	11,000,000
Repayment of Federal Home Loan Bank advances	—	(10,000,000)
Proceeds from exercise of stock options	—	27,000
Payment of dividends	(2,355,974)	(2,351,816)

Net cash provided by (used in) financing activities	59,642,735	(25,772,326)

Net increase (decrease) in cash and due from banks	9,162,754	(5,321,759)
Cash and due from banks, beginning of period	12,592,130	17,962,990

Cash and due from banks, end of period	$21,754,884	$12,641,231

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2019

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Adoption of New Accounting Standards

ASU 2016-02 “Leases” (Topic 842)” (“ASU 2016-02”) requires lessees and lessors recognize lease assets and lease liabilities on the statement of financial condition and disclose key information about leasing arrangements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all that apply have been adopted.

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

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

Note 2. Mergers and Acquisitions

Merger with Charter Bank

On May 21, 2019, the Company, the Bank and Charter Bank (“Charter”) entered into an agreement and plan of merger pursuant to which Charter will merge with and into the Bank. Under the terms of the merger agreement, each Charter shareholder will have the right to receive 0.39417 shares of the Company’s common stock and $3.615 in cash for each outstanding share of Charter common stock. The aggregate purchase price is estimated to be approximately $20.0 million, based on our closing price of $20.76 on August 1, 2019. The transaction is expected to close in the fourth quarter of 2019 and is subject to customary conditions set forth in the merger agreement, including the receipt of regulatory approvals and approval by a majority of Charter’s shareholders.

Note 3. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2019, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $57,647,121 compared to an aggregate unused balance of $58,835,208 at December 31, 2018. There were $2,492,810 of letters of credit outstanding at June 30, 2019 and $2,516,810 at December 31, 2018. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments and into its asset and liability management program.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	4,897,970	4,889,772	4,895,265	4,886,258
Dilutive effect of granted options	2,921	5,020	2,697	7,729

Diluted weighted average shares outstanding	4,900,891	4,894,792	4,897,962	4,893,987

Net income	$1,370,742	$1,688,140	$2,597,513	$3,460,527
Net income per share-basic	$0.28	$0.35	$0.53	$0.71
Net income per share-diluted	$0.28	$0.35	$0.53	$0.71

Note 5. Equity Compensation Plans

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

The following table is a summary of the stock option activity for the six months ended June 30, 2019:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	52,500	$21.55	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(12,000)	21.75	—	—

Outstanding at June 30, 2019	40,500	$21.49	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at June 30, 2019, was $33,480. No options were outstanding under the 2013 Plan as of June 30, 2019.

During 2019, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 23, 2020 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $161,475 and will be expensed ratably over the one year vesting period.

Note 6. Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $319 thousand and $306 thousand, respectively. The effective tax rate was 18.9% and 15.3% for the three months ending June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $515 thousand and $628 thousand, respectively. The effective tax rate was 16.5% and 15.4% for the six months ending June 30, 2019 and 2018, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 7. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$98,909,861	$90,238	$255,641	$98,744,458
Mortgage backed securities	325,660,233	271,572	3,948,147	321,983,658
State, County, Municipals	63,371,075	329,930	522,829	63,178,176

Total	$487,941,169	$691,740	$4,726,617	$483,906,292

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$99,365,930	$—	$3,388,147	$95,977,783
Mortgage backed securities	259,742,501	4,921	12,373,269	247,374,153
State, County, Municipals	105,590,858	67,888	4,264,228	101,394,518

Total	$464,699,289	$72,809	$20,025,644	$444,746,454

At June 30, 2019 and December 31, 2018, securities with a carrying value of $357,072,500 and $357,231,440, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2019 and December 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$784,744	$786,283	$1,875,288	$1,877,665
Due after one year through five years	91,101,901	90,842,206	91,948,838	89,121,194
Due after five years through ten years	17,737,676	17,899,263	32,801,788	31,718,293
Due after ten years	52,656,615	52,394,882	78,330,873	74,655,149
Residential mortgage backed securities	257,852,024	254,499,198	187,776,954	179,235,806
Commercial mortgage backed securities	67,808,209	67,484,460	71,965,548	68,138,347

Total	$487,941,169	$483,906,292	$464,699,289	$444,746,454

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2019 and December 31, 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows (in thousands):

June 30, 2019	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$40,203,509	$255,641	$40,203,509	$255,641
Mortgage backed securities	55,354,535	389,940	207,450,160	3,558,207	262,804,695	3,948,147
State, County, Municipal	—	—	42,287,189	522,829	42,287,189	522,829

Total	$55,354,535	$389,940	$289,940,858	$4,336,677	$345,295,393	$4,726,617

December 31, 2018	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$95,977,783	$3,388,147	$95,977,783	$3,388,147
Mortgage backed securities	12,257,636	179,281	234,928,705	12,193,988	247,186,341	12,373,269
State, County, Municipal	12,623,964	285,275	76,535,741	3,978,953	89,159,705	4,264,228

Total	$24,881,600	$464,556	$407,442,229	$19,561,088	$432,323,829	$20,025,644

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of it amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at June 30, 2019 nor at December 31, 2018.

Note 8. Loans

The composition of net loans (in thousands) at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$54,574	$41,134
Farmland	16,649	14,498
1-4 Family Mortgages	86,861	88,747
Commercial Real Estate	203,205	203,595

Total Real Estate Loans	361,289	347,974
Business Loans:
Commercial and Industrial Loans	90,597	66,421
Farm Production and Other Farm Loans	746	907

Total Business Loans	91,343	67,328
Consumer Loans:
Credit Cards	1,666	1,648
Other Consumer Loans	11,457	12,372

Total Consumer Loans	13,123	14,020

Total Gross Loans	465,755	429,322
Unearned Income	(20)	(45)
Allowance for Loan Losses	(3,821)	(3,372)

Loans, net	$461,914	$425,905

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	June 30, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$113	$—
Farmland	263	200
1-4 Family Mortgages	2,030	1,831
Commercial Real Estate	8,375	7,612

Total Real Estate Loans	10,781	9,643
Business Loans:
Commercial and Industrial Loans	273	76
Farm Production and Other Farm Loans	31	31

Total Business Loans	304	107
Consumer Loans:
Other Consumer Loans	71	89

Total Consumer Loans	71	89

Total Nonaccrual Loans	$11,156	$9,839

An aging analysis of past due loans (in thousands), segregated by class, as of June 30, 2019, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$1,612	$113	$1,725	$52,849	$54,574	$—
Farmland	279	—	279	16,370	16,649	—
1-4 Family Mortgages	2,197	526	2,723	84,138	86,861	—
Commercial Real Estate	724	4,019	4,743	198,462	203,205	—

Total Real Estate Loans	4,812	4,658	9,470	351,819	361,289	—
Business Loans:
Commercial and Industrial Loans	345	189	534	90,063	90,597	26
Farm Production and Other Farm Loans	49	—	49	697	746	—

Total Business Loans	394	189	583	90,760	91,343	26
Consumer Loans:
Credit Cards	52	18	70	1,596	1,666	18
Other Consumer Loans	226	3	229	11,228	11,457	—

Total Consumer Loans	278	21	299	12,824	13,123	18

Total Loans	$5,484	$4,868	$10,352	$455,403	$465,755	$44

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2018 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$1,494	$54	$1,548	$39,586	$41,134	$54
Farmland	779	29	808	13,690	14,498	—
1-4 Family Mortgages	3,456	330	3,786	84,961	88,747	—
Commercial Real Estate	1,059	2,981	4,040	199,555	203,595	—

Total Real Estate Loans	6,788	3,394	10,182	337,792	347,974	54
Business Loans:
Commercial and Industrial Loans	1,672	21	1,693	64,728	66,421	—
Farm Production and Other Farm Loans	9	—	9	898	907	—

Total Business Loans	1,681	21	1,702	65,626	67,328	—
Consumer Loans:
Credit Cards	16	4	20	1,628	1,648	4
Other Consumer Loans	212	33	245	12,127	12,372	15

Total Consumer Loans	228	37	265	13,755	14,020	19

Total Loans	$8,697	$3,452	$12,149	$417,173	$429,322	$73

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

Impaired loans (in thousands) as of June 30, 2019, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$113	$59	$54	$113	$18	$57
Farmland	261	261	—	261	—	$265
1-4 Family Mortgages	803	714	89	803	24	$978
Commercial Real Estate	11,239	4,914	4,609	9,523	462	$9,204

Total Real Estate Loans	12,416	5,948	4,752	10,700	504	$10,503
Business Loans:
Commercial and Industrial Loans	149	—	149	149	77	$75

Total Business Loans	149	—	149	149	77	$75

Total Loans	$12,565	$5,948	$4,901	$10,849	$581	$10,578

Impaired loans (in thousands) as of December 31, 2018, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	269	269	—	269	—	$135
1-4 Family Mortgages	1,153	1,062	91	1,153	27	$728
Commercial Real Estate	10,601	5,209	3,675	8,884	374	$6,489

Total Real Estate Loans	12,023	6,540	3,766	10,306	401	$7,352
Total Loans	$12,023	$6,540	$3,766	$10,306	$401	$7,352

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
June 30, 2019		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,645

Total	3	$4,871	$2,645

		Pre-Modification	Post-Modification
December 31, 2018		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,782

Total	3	$4,871	$2,782

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2018	3	$3,047
Reductions due to:
Principal paydowns		(265)

Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(137)

Total at June 30, 2019	3	$2,645

The allocated allowance for loan losses attributable to restructured loans was $174,274 at June 30, 2019 and December 31, 2018. The Corporation had no commitments to lend additional funds on these troubled debt restructurings as of June 30, 2019.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2019.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of June 30, 2019:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$51,867	$2,037	$670	$—	$—	$54,574
Farmland	15,361	398	890	—	—	16,649
1-4 Family Mortgages	78,023	2,008	6,830	—	—	86,861
Commercial Real Estate	166,473	21,631	15,101	—	—	203,205

Total Real Estate Loans	311,724	26,074	23,491	—	—	361,289
Business Loans:
Commercial and Industrial Loans	88,796	56	1,745	—	—	90,597
Farm Production and Other Farm Loans	715	—	—	—	31	746

Total Business Loans	89,511	56	1,745	—	31	91,343
Consumer Loans:
Credit Cards	1,596	—	70	—	—	1,666
Other Consumer Loans	11,293	51	68	45	—	11,457

Total Consumer Loans	12,889	51	138	45	—	13,123

Total Loans	$414,124	$26,181	$25,374	$45	$31	$465,755

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2018:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$39,726	$840	$568	$—	$—	$41,134
Farmland	13,248	339	911	—	—	14,498
1-4 Family Mortgages	79,659	1,751	7,337	—	—	88,747
Commercial Real Estate	172,217	17,938	13,440	—	—	203,595

Total Real Estate Loans	304,850	20,868	22,256	—	—	347,974
Business Loans:
Commercial and Industrial Loans	63,994	81	2,346	—	—	66,421
Farm Production and Other Farm Loans	876	—	31	—	—	907

Total Business Loans	64,870	81	2,377	—	—	67,328
Consumer Loans:
Credit Cards	1,628	—	20	—	—	1,648
Other Consumer Loans	12,181	65	71	55	—	12,372

Total Consumer Loans	13,809	65	91	55	—	14,020

Total Loans	$383,529	$21,014	$24,724	$55	$—	$429,322

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019:

June 30, 2019	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2019	$2,844,681	$221,841	$305,173	$3,371,695
Provision for loan losses	72,381	211,247	176,670	460,298
Chargeoffs	14,981	12,178	41,886	69,045
Recoveries	23,498	8,297	26,730	58,525

Net (recoveries) chargeoffs	(8,517)	3,881	15,156	10,520

Ending Balance	$2,925,579	$429,207	$466,687	$3,821,473

Period end allowance allocated to:
Loans individually evaluated for impairment	$503,654	$77,046	$—	$580,700
Loans collectively evaluated for impairment	2,421,925	352,161	466,687	3,240,773

Ending Balance, June 30, 2019	$2,925,579	$429,207	$466,687	$3,821,473

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018:

June 30, 2018	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
Provision for (reversal of) loan losses	481,714	(410,727)	(218,798)	(147,811)
Chargeoffs	98,644	15,347	59,355	173,346
Recoveries	82,114	197,321	50,444	329,879

Net chargeoffs (recoveries)	16,530	(181,974)	8,911	(156,533)

Ending Balance	$2,616,899	$118,028	$293,023	$3,027,950

Period end allowance allocated to:
Loans individually evaluated for impairment	$528,937	$—	$—	$528,937
Loans collectively evaluated for impairment	2,087,962	118,028	293,023	2,499,013

Ending Balance, June 30, 2018	$2,616,899	$118,028	$293,023	$3,027,950

The Corporation’s recorded investment in loans as of June 30, 2019 and December 31, 2018 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

June 30, 2019	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,700	$149	$—	$10,849
Loans collectively evaluated for general impairment	350,589	91,194	13,123	454,906

	$361,289	$91,343	$13,123	$465,755

December 31, 2018	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,306	$—	$—	$10,306
Loans collectively evaluated for general impairment	337,668	67,328	14,020	419,016

	$347,974	$67,328	$14,020	$429,322

Note 9. Premises and Equipment

The Company lease certain premises and equipment under operating leases. At June 30, 2019, the Company had lease liabilities and ROU assets totaling $932 million related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 1.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.3%.

Lease costs were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
(in thousands)
Operating lease cost	$92	$184
Short-term lease cost	6	12
Variable lease cost	—	—

	$98	$196

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the six months ended June 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Six Months Ended
June 30, 2019
(in thousands)
Lease payments due:
Within one year	$348
After one year but within two years	336
After two years but within three years	250
After three year but within four years	41
After four years but within five years	—
After five years	—

Total undiscounted cash flows	975
Discount on cash flows	(43)

Total lease liability	$932

Note 10. Shareholders’ Equity

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2019	4,904,530	$980,906	$4,298,499	$(14,974,603)	$93,561,515	$83,866,317
Net income	—	—	—	—	1,226,771	1,226,771
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,087)	(1,177,087)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41,344	—	—	41,344
Other comprehensive income, net	—	—	—	6,621,712	—	6,621,712

Balance, March 31, 2019	4,904,530	$980,906	$4,339,843	$(8,352,891)	$93,611,199	$90,579,057
Net income	—	—	—	—	1,370,742	1,370,742
Dividends paid ($0.24 per share)	—	—	—	—	(1,178,887)	(1,178,887)
Options exercised	—	—	—	—	—	—
Restricted stock granted	7,500	1,500	(1,500)	—	—	—
Stock compensation expense	—	—	40,694	—	—	40,694
Other comprehensive income, net	—	—	—	5,324,717	—	5,324,717

Balance, June 30, 2019	4,912,030	$982,406	$4,379,037	$(3,028,174)	$93,803,054	$96,136,323

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2018	4,894,705	$978,941	$4,103,139	$(8,225,419)	$91,594,379	$88,451,040
Net income	—	—	—	—	1,772,387	1,772,387
Dividends paid ($0.24 per share)	—	—	—	—	(1,174,729)	(1,174,729)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	45,056	—	—	45,056
Other comprehensive income, net	—	—	—	(7,068,858)	—	(7,068,858)

Balance, March 31, 2018	4,894,705	$978,941	$4,148,195	$(15,294,277)	$92,192,037	$82,024,896
Net income	—	—	—	—	1,688,140	1,688,140
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,087)	(1,177,087)
Options exercised	2,325	465	26,535	—	—	27,000
Restricted stock granted	7,500	1,500	(1,500)	—	—	—
Stock compensation expense	—	—	42,581	—	—	42,581
Other comprehensive income, net	—	—	—	(924,159)	—	(924,159)

Balance, June 30, 2018	4,904,530	$980,906	$4,215,811	$(16,218,436)	$92,703,090	$81,681,371

Note 11. Fair Value of Financial Instruments

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019:

		Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$98,744,458	$—	$98,744,458
Mortgage-backed securities	—	321,983,658	—	321,983,658
State, county and municipal obligations	—	63,178,176	—	63,178,176

Total	$—	$483,906,292	$—	$483,906,292

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018:

		Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$95,977,783	$—	$95,977,783
Mortgage-backed securities	—	247,374,153	—	247,374,153
State, county and municipal obligations	—	101,394,518	—	101,394,518

Total	$—	$444,746,454	$—	$444,746,454

The Corporation recorded no gains or losses in earnings for the period ended June 30, 2019 or December 31, 2018 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

For assets measured at fair value on a nonrecurring basis during 2019 that were still held on the Corporation’s balance sheet at June 30, 2019, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$4,320,866	$4,320,866

Total	$—	$—	$4,320,866	$4,320,866

The following table presents information as of June 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$4,320,866	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $4,901,566 and $3,364,538 had an allocated allowance for loan losses of $580,700 and $401,347 at June 30, 2019 and December 31, 2018, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $-0- was necessary and recorded during the six-month period ended June 30, 2019 and the year ended December 31, 2018.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2019:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2019	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,754,884	$21,754,884	$—	$—	$21,754,884
Interest bearing deposits with banks	1,193,764	1,193,764	—	—	1,193,764
Securities available-for-sale	483,906,292	—	483,906,292	—	483,906,292
Net loans	461,914,254	—	—	457,451,358	457,451,358
Financial liabilities
Deposits	$794,858,320	$574,931,275	$220,639,846	$—	$795,571,121
Securities sold under agreement to repurchase	119,327,404	119,327,404	—	—	119,327,404
Federal funds purchased	12,000,000	12,000,000	—	—	12,000,000

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2018:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2018	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,592,130	$12,592,130	$—	$—	$12,592,130
Interest bearing deposits with banks	8,079,742	8,079,742	—	—	8,079,742
Securities available-for-sale	444,746,454	—	444,746,454	—	444,746,454
Net loans	425,905,093	—	—	420,992,074	420,992,074
Financial liabilities
Deposits	$756,221,510	$544,985,869	$210,477,092	$—	$755,462,961
Securities sold under agreement to repurchase	107,965,505	107,965,505	—	—	107,965,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

risks arising from owning our common stock, such as volatility and trading volume, our ability to pay dividends, the regulatory limitations on stock ownership, and the provisions in our governing documents that may make it more difficult for another party to obtain control of us; and

•

risks relating to the merger of Charter with and into the Bank, including the risks relating to merger outlined in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission;

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2019, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,033.753 million and total deposits of $796.422 million.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2019, was 26.32% and at December 31, 2018, was 21.34%. The increase was due to an increase in short-term marketable assets at June 30, 2019. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $794,858,320 at June 30, 2019, and $756,221,510 at December 31, 2018. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $483,906,292 invested in available-for-sale investment securities at June 30, 2019, and $444,746,454 at December 31, 2018. This increase was due to purchases in excess of maturities, paydowns, sales and calls and an increase in the market value of the Corporation’s investment securities portfolio.

The Corporation also had $1,193,764 in interest bearing deposits at other banks at June 30, 2019 and $8,079,742 at December 31, 2018. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both June 30, 2019 and December 31, 2018. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2019, the Corporation had unused and available $178,955,028 of its line of credit with the FHLB and at December 31, 2018, the Corporation had unused and available $171,252,131 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2018 to June 30, 2019, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of $12,000,000 as of June 30, 2019 and $-0- as of December 31, 2018. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $96,136,323 at June 30, 2019, as compared to $83,866,317 at December 31, 2018. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment coupled with the increase in earnings in excess of dividends paid. The market value adjustment, which was an increase due to general market conditions, specifically the decrease in medium term interest rates, caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $2,355,974, or $0.48 per share, during the six-month period ended June 30, 2019 compared to $2,351,816, or $0.48 per share, for the same period in 2018.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2019, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

			Minimum Capital Requirement to be		Minimum Capital Requirement to be Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Citizens Holding Company
Tier 1 leverage ratio	$96,015	9.33%	$51,430	5.00%	$41,144	4.00%
Common Equity tier 1 capital ratio	96,015	16.49%	66,859	6.50%	46,287	4.50%
Tier 1 risk-based capital ratio	96,015	16.49%	46,571	8.00%	34,928	6.00%
Total risk-based capital ratio	99,836	17.15%	58,213	10.00%	46,571	8.00%
December 31, 2018
Citizens Holding Company
Tier 1 leverage ratio	$95,691	9.93%	$48,191	5.00%	$38,553	4.00%
Common Equity tier 1 capital ratio	95,691	17.40%	62,648	6.50%	43,372	4.50%
Tier 1 risk-based capital ratio	95,691	17.40%	43,986	8.00%	32,990	6.00%
Total risk-based capital ratio	99,063	18.02%	54,983	10.00%	43,986	8.00%

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

Management believes that, as of June 30, 2019, the Company and the Bank meet all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income, including fees	$8,650,544	$7,778,976	$17,033,969	$15,378,367
Interest Expense	2,444,592	826,540	4,618,291	1,621,181

Net Interest Income	6,205,952	6,952,436	12,415,678	13,757,186
Provision for (reversal of) loan losses	264,819	88,962	460,298	(147,811)

Net Interest Income after
Provision for (reversal of) loan losses	5,941,133	6,863,474	11,955,380	13,904,997
Other Income	2,072,178	2,078,410	4,119,089	4,178,840
Other Expense	6,323,049	6,947,889	12,962,266	13,995,570

Income Before Provision For
Income Taxes	1,690,262	1,993,995	3,112,203	4,088,267
Provision for Income Taxes	319,520	305,855	514,690	627,740

Net Income	$1,370,742	$1,688,140	$2,597,513	$3,460,527

Net Income Per share—Basic	$0.28	$0.35	$0.53	$0.71

Net Income Per Share-Diluted	$0.28	$0.35	$0.53	$0.71

See Note 3 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share—basic and—diluted.

Annualized return on average equity (“ROE”) was 6.10% for the three months ended June 30, 2019, and 8.06% for the corresponding period in 2018. For the six months ended June 30, 2019, ROE was 5.90% compared to 8.05% for the six months ended June 30, 2018. The decrease in ROE for the six months ended June 30, 2019 was caused by the increase in equity balances and a decrease in net income compared to the same period in 2018.

Book value per share increased to $19.57 at June 30, 2019, compared to $17.09 at December 31, 2018. The increase in book value per share reflects earnings in excess of dividends coupled with a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the six months ended June 30, 2019 were $1,019,183,686 compared to $971,893,427 for the year ended December 31, 2018. This increase was due mainly to an increase in loans and available-for-sale securities partially offset by a decrease in interest bearing due from bank accounts.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 2.65% for the three months ended June 30, 2019 compared to 3.14% for the corresponding period of 2018. For the six months ended June 30, 2019, annualized net interest margin was 2.69% compared to 3.12% for the six months ended June 30, 2018. The decrease in net interest margin for the three and six months ended June 30, 2019, when compared to the same period in 2018, was the result of the increase in rates paid on deposits in excess of the increase in yields on earning assets, as detailed below. Earning assets averaged $956,491,167 for the three months ended June 30, 2019. This represents an increase of $65,756,131, or 7.4%, over average earning assets of $890,735,036 for the three months ended June 30, 2018. For the six months ended June 30, 2019, earning assets averaged $943,158,101. This represents an increase of $27,217,623, or 3.0%, over average earning assets of $915,940,478 for the six months ended June 30, 2018.

Interest bearing deposits averaged $650,751,387 for the three months ended June 30, 2019. This represents an increase of $46,571,978, or 7.7%, from the average of interest-bearing deposits of $604,179,409 for the three months ended June 30, 2018. This was due to an increase in interest-bearing NOW accounts, savings and certificates of deposit.

Other borrowed funds averaged $113,884,108 for the three months ended June 30, 2019. This represents an increase of $4,165,069, or 3.8%, over the other borrowed funds of $109,719,039 for the three months ended June 30, 2018. This increase in other borrowed funds was due to a decrease in federal funds purchased and securities sold under agreements to repurchase for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018.

Interest bearing deposits averaged $624,414,186 for the six months ended June 30, 2019. This represents an increase of $21,595,519, or 3.6%, from the average of interest-bearing deposits of $602,818,667 for the six months ended June 30, 2018. This was due, in large part, to an increase in interest-bearing NOW accounts, money market accounts and certificates of deposit partially offset by a decrease in savings.

Other borrowed funds averaged $110,356,373 for the six months ended June 30, 2019. This represents a decrease of $4,506,049, or 3.9%, over the other borrowed funds of $114,862,422 for the six months ended June 30, 2018. This decrease in other borrowed funds was due to a decrease in federal funds purchased and FHLB advances partially offset by an increase in securities sold under agreements to repurchase for the six months ended June 30, 2019, when compared to the six months ended June 30, 2018.

Net interest income was $6,205,952 for the three months ended June 30, 2019, a decrease of $746,484 from $6,952,436 for the three months ended June 30, 2018, primarily due to an increase in the rates paid on deposits from the same period in 2018. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the three months ended June 30, 2019, the yields on earning assets increased and the rates paid on deposits increased from the same period in 2018. The yield on all interest-bearing assets increased 10 basis points to 3.60% in the three months ended June 30, 2019 from 3.50% for the same period in 2018. At the same time, the rate paid on all interest-bearing liabilities for the three months ended June 30, 2019 increased 75 basis points to 1.21% from 0.46% in the same period in 2018. As longer term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $12,415,678 for the six months ended June 30, 2019, a decrease of $1,341,508 from $13,757,186 for the six months ended June 30, 2018, primarily due to an increase in the rates paid on deposits from the same period in 2018. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the six months ended June 30, 2019, the yields on earning assets increased and the rates paid on deposits increased from the same period in 2018. The yield on all interest-bearing assets increased 19 basis points to 3.66% in the six months ended June 30, 2019 from 3.47% for the same period in 2018. At the same time, the rate paid on all interest-bearing liabilities for the six months ended June 30, 2019 increased 78 basis points to 1.23% from 0.45% in the same period in 2018. As longer term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest and Fees	$5,830,411	$4,984,492	$11,279,946	$9,700,911
Average Gross Loans	456,841,231	411,823,914	446,015,689	409,429,328
Annualized Yield	5.10%	4.84%	5.06%	4.74%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2019	Year Ended December 31, 2018	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$465,754,828	$429,322,113	$36,432,715	8.49%
Allowance for Loan Losses	3,821,473	3,371,695	449,778	13.34%
Nonaccrual Loans	11,156,736	9,838,870	1,317,866	13.39%
Ratios:
Allowance for loan losses to gross loans	0.82%	0.79%
Net loans charged off (recovered) to allowance for loan losses	0.28%	-0.55%

The provision for loan losses for the three months ended June 30, 2019 was $264,819, an increase of $175,857 from the provision for loan losses of $88,962 for the same period in 2018. The provision for loan losses for the six months ended June 30, 2019 was $460,298, an increase of $608,109 from the reversal of provision for loan losses of $147,811 for the same period in 2018. The change in the Corporation’s loan loss provisions for the three and six months ended June 30, 2019 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to new loans being added to nonaccrual status in excess of the amount of payments received and loans charged off.

For the three months ended June 30, 2019, net loan losses charged to the allowance for loan losses totaled $3,242, an increase of $216,789 from the $213,547 recovered in the same period in 2018. The increase was primarily due to a significant charge-off during the first quarter of 2018.

For the six months ended June 30, 2019, net loan losses charged to the allowance for loan losses totaled $10,520, an increase of $167,053 from the $156,533 recovered in the same period in 2018. The increase was primarily due to a significant charge-off during the first quarter of 2018.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2019 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2019 was $2,072,178, a decrease of $6,232, or 0.3%, from $2,078,410 in the same period in 2018. Service charges on deposit accounts were $1,046,255 in the three months ended June 30, 2019, compared to $1,067,260 for the same period in 2018. Other service charges and fees increased by $52,615, or 2.5%, to $769,668 in the three months ended June 30, 2019, compared to $717,053 for the same period in 2018. Other operating income not derived from service charges or fees decreased $37,842, or 12.9% to $256,255 in the three months ended June 30, 2019, compared to $294,097 for the same period in 2018. This decrease was due mainly to an increase in losses from security sales due to strategic investment decisions and a decrease in mortgage loan origination income from long-term mortgage loans originated for sale in the secondary market partially offset by an increase in other income.

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the six months ended June 30, 2019 was $4,119,089, a decrease of $59,751, or 1.4%, from $4,178,840 in the same period in 2018. Service charges on deposit accounts were $2,142,947 in the six months ended June 30, 2019, compared to $2,210,853 for the same period in 2018. Other service charges and fees increased by $67,791, or 4.9%, to $1,453,308 in the six months ended June 30, 2019, compared to $1,385,517 for the same period in 2018. Other operating income not derived from service charges or fees decreased $59,636, or 10.2% to $522,834 in the six months ended June 30, 2019, compared to $582,470 for the same period in 2018. This decrease was due mainly to an increase in losses from security sales due to strategic investment decisions and a decrease in mortgage loan origination income from long-term mortgage loans originated for sale in the secondary market partially offset by an increase in other income.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other operating income	2019	2018	2019	2018
BOLI Income	$120,000	$124,435	$246,000	$250,435
Mortgage Loan Origination Income	58,571	99,767	106,599	172,290
Income from security sales, net	(54,149)	3,026	(54,149)	11,047
Other Income	131,833	66,869	224,384	148,698

Total Other Income	$256,255	$294,097	$522,834	$582,470

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2019 and 2018 were $6,323,049 and $6,947,889, respectively, a decrease of $624,840 or 9.0%. Salaries and benefits decreased to $3,469,724 for the three months ended June 30, 2019, from $3,675,422 for the same period in 2018. Occupancy expense increased by $48,240, or 3.4%, to $1,409,862 for the three months ended June 30, 2019, compared to $1,361,622 for the same period of 2018. Other operating expenses decreased by $467,382, or 24.5%, to $1,443,463 for the three months ended June 30, 2019, compared to $1,910,845 for the same period of 2018. This decrease was mainly due to a refund of prepaid postage and cost containment throughout the Company partially offset by an increase in one-time legal and consulting fees related to the acquisition of Charter.

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the six months ended June 30, 2019 and 2018 were $12,962,266 and $13,995,570, respectively, a decrease of $1,033,304 or 7.4%. Salaries and benefits decreased to $7,016,393 for the six months ended June 30, 2019, from $7,343,279 for the same period in 2018. Occupancy expense decreased by $54,712, or 1.9%, to $2,832,289 for the six months ended June 30, 2019, compared to $2,887,001 for the same period of 2018. Other operating expenses decreased by $651,706, or 17.3%, to $3,113,584 for the six months ended June 30, 2019, compared to $3,765,290 for the same period of 2018.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other Operating Expense	2019	2018	2019	2018
Advertising	$124,641	$170,471	$303,296	$326,517
Office Supplies	236,127	248,306	453,374	491,382
Legal and Audit Fees	279,982	135,512	413,270	244,869
Telephone expense	121,718	152,173	233,776	277,006
Postage and Freight	(447,286)	152,151	(298,164)	289,068
Loan Collection Expense	1,638	3,120	9,674	16,822
Other Losses	24,822	66,152	31,599	233,426
Regulatory and related expense	83,960	98,306	168,877	193,353
Debit Card/ATM expense	142,758	113,382	263,643	222,383
Travel and Convention	63,729	62,666	100,509	112,014
Other expenses	811,374	708,606	1,433,730	1,358,450

Total Other Expense	$1,443,463	$1,910,845	$3,113,584	$3,765,290

The Corporation’s efficiency ratio for the three months ended June 30, 2019 was 81.46%, compared to 77.65% for the same period in 2018. For the six months ended June 30, 2019 and 2018, the Corporation’s efficiency ratio was 79.95%, compared to 76.07% for the same period in 2018. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	June 30, 2019	December 31, 2018	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$21,754,884	$12,592,130	$9,162,754	72.77%
Interest Bearing deposits with Other Banks	1,193,764	8,079,742	(6,885,978)	-85.23%
Investment Securities	483,906,292	444,746,454	39,159,838	8.80%
Loans, net	461,914,254	425,905,093	36,009,161	8.45%
Premises and Equipment	20,169,558	19,717,305	452,253	2.29%
Total Assets	1,034,030,940	958,630,077	75,400,863	7.87%
Total Deposits	794,858,320	756,221,510	38,636,810	5.11%
Total Shareholders’ Equity	96,136,323	83,866,317	12,270,006	14.63%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2019 was $21,754,884, which was an increase of $9,162,754 from the balance of $12,592,130 at December 31, 2018. The increase was due to an increase in the balances at correspondent banks due to a increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at June 30, 2019 increased by $39,159,838, or 8.8%, to $483,906,292 from $444,746,454 at December 31, 2018. This increase was due to purchases and increases in the market value of the Corporation’s investment securities portfolio in excess of maturities, paydowns, sales and calls.

LOANS

The Corporation’s loan balance increased by $36,009,161, or 8.5%, during the six months ended June 30, 2019, to $461,914,254 from $425,905,093 at December 31, 2018. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, strengthened during the six months ended June 30, 2019 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the six months ended June 30, 2019, the Corporation’s premises and equipment increased by $452,253, or 2.3%, to $20,169,558 from $19,717,305 at December 31, 2018. The increase was due to the purchase of a piece of property for expansion partially offset by depreciation expense.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	June 30, 2019	December 31, 2018	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$165,655,475	$170,029,729	$(4,374,254)	-2.57%
Interest-Bearing Deposits	331,589,279	298,220,430	33,368,849	11.19%
Savings Deposits	77,686,521	76,735,710	950,811	1.24%
Certificates of Deposit	219,927,045	211,235,641	8,691,404	4.11%

Total deposits	$794,858,320	$756,221,510	$38,636,810	5.11%

Interest-bearing, savings and certificates of deposits increased during the six months ended June 30, 2019 while noninterest-bearing deposits decreased slightly. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset/Liability Management and Interest Rate Risk

The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of the Bank has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our senior executive management team regularly to review, among other things, the sensitivity of our assets and liabilities to market rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may elect to do so should the situation warrant. Based upon the nature of our operations, we are not subject to material foreign exchange or commodity price risk. We do not own any trading assets.

We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in projected net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the fair value of assets less the fair value of liabilities. The economic value of equity is a longer-term view of interest rate risk because it measures the present value of all future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Following 12 months	Months 13-24	Following 12 months	Months 13-24
+400 basis points	0.5%	9.7%	-3.6%	6.2%
+300 basis points	2.8%	9.9%	-1.8%	5.7%
+200 basis points	4.5%	9.2%	-0.4%	4.9%
+100 basis points	3.2%	5.6%	0.5%	3.2%
Flat rates	—	—	—	—
-100 basis points	-8.5%	-7.6%	-1.7%	-1.1%
-200 basis points	-16.2%	-17.2%	-11.5%	-9.5%

The following table presents the change in our economic value of equity as of June 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2019	December 31, 2018
+400 basis points	1.9%	-5.3%
+300 basis points	4.7%	-3.0%
+200 basis points	6.2%	-1.2%
+100 basis points	4.6%	-0.1%
Flat rates	—	—
-100 basis points	-17.6%	-9.4%
-200 basis points	-40.7%	-27.1%

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates.

As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. We also desire to acquire deposit transaction accounts, particularly noninterest or low interest bearing non-maturity deposit accounts, whose cost is less sensitive to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

The management of the Corporation, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Corporation’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Quarterly Report).

There were no changes to the Corporation’s internal control over financial reporting that occurred in the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

2.1	Agreement and Plan of Merger, dated as of May 21, 2019, by and among Citizens Holding Company, The Citizens Bank of Philadelphia and Charter Bank (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Citizens Holding Company on May 21, 2019)

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	Financial Statements submitted in XBRL format.

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

DATE: August 9, 2019