Form 10-Q
period 2019-09-30
CITIZENS HOLDING CO /MS/
filed 2019-11-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒   No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2019:

Title	Outstanding
Common Stock, $0.20 par value	5,578,131

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$21,106,679	$12,592,130
Interest bearing deposits with other banks	61,234,815	8,079,742
Investment securities available for sale, at fair value	434,145,569	444,746,454
Loans, net of allowance for loan losses of $3,805,579 in 2019 and $3,371,695 in 2018	469,692,103	425,905,093
Premises and equipment, net	20,029,997	19,717,305
Other real estate owned, net	3,383,444	3,440,148
Accrued interest receivable	3,596,005	4,165,783
Cash surrender value of life insurance	25,866,655	25,383,931
Deferred tax assets, net	1,899,036	6,633,539
Other assets	8,649,342	7,965,952

TOTAL ASSETS	$1,049,603,645	$958,630,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$168,317,216	$170,029,729
Interest-bearing NOW and money market accounts	326,982,928	298,220,430
Savings deposits	78,474,191	76,735,710
Certificates of deposit	220,539,672	211,235,641

Total deposits	794,314,007	756,221,510
Securities sold under agreement to repurchase	144,502,629	107,965,505
Accrued interest payable	685,777	470,710
Deferred compensation payable	9,336,912	9,052,972
Other liabilities	1,765,255	1,053,063

Total liabilities	950,604,580	874,763,760
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 4,912,030 shares issued and outstanding at September 30, 2019 and 4,904,530 at December 31, 2018	982,406	980,906
Additional paid-in capital	4,419,406	4,298,499
Retained earnings	93,957,055	93,561,515
Accumulated other comprehensive loss, net of tax benefit of $119,614 at September 30, 2019 and $4,978,232 at December 31, 2018	(359,802)	(14,974,603)

Total shareholders’ equity	98,999,065	83,866,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,049,603,645	$958,630,077

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$5,940,805	$5,166,554	$17,220,751	$14,867,465
Interest on securities
Taxable	1,945,053	2,074,424	6,252,649	6,320,482
Nontaxable	345,238	622,050	1,474,886	1,933,104
Other interest	212,319	24,291	529,098	144,635

Total interest income	8,443,415	7,887,319	25,477,384	23,265,686
INTEREST EXPENSE
Deposits	1,922,396	709,985	5,567,837	1,726,700
Other borrowed funds	602,730	458,039	1,575,580	1,062,505

Total interest expense	2,525,126	1,168,024	7,143,417	2,789,205

NET INTEREST INCOME	5,918,289	6,719,295	18,333,967	20,476,481
PROVISION FOR LOAN LOSSES	11,738	288,576	472,036	140,765

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,906,551	6,430,719	17,861,931	20,335,716
OTHER INCOME
Service charges on deposit accounts	1,125,631	1,170,956	3,268,578	3,381,809
Other service charges and fees	863,407	761,935	2,316,715	2,147,452
Other operating income	516,862	287,683	1,039,696	870,153

Total other income	2,505,900	2,220,574	6,624,989	6,399,414

OTHER EXPENSES
Salaries and employee benefits	3,508,723	3,668,012	10,525,116	11,011,291
Occupancy expense	1,287,320	1,486,232	4,119,609	4,373,233
Other expense	2,071,595	1,739,780	5,185,179	5,505,070

Total other expenses	6,867,638	6,894,024	19,829,904	20,889,594

INCOME BEFORE PROVISION FOR INCOME TAXES	1,544,813	1,757,269	4,657,016	5,845,536
PROVISION FOR INCOME TAXES	211,925	260,475	726,615	888,215

NET INCOME	$1,332,888	$1,496,794	$3,930,401	$4,957,321

NET INCOME PER SHARE -Basic	$0.27	$0.31	$0.80	$1.01

-Diluted	$0.27	$0.31	$0.80	$1.01

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net income	$1,332,888	$1,496,794	$3,930,401	$4,957,321
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses)	3,311,002	(3,006,277)	19,283,111	(13,656,532)
Income tax effect	(826,095)	750,067	(4,811,136)	3,407,305

	2,484,907	(2,256,210)	14,471,975	(10,249,227)
Reclassification adjustment for gains included in net income	244,457	11,047	190,308	11,047
Income tax effect	(60,992)	(2,756)	(47,482)	(2,756)

	183,465	8,291	142,826	8,291

Total other comprehensive income (loss)	2,668,372	(2,247,919)	14,614,801	(10,240,936)

Comprehensive income (loss)	$4,001,260	$(751,125)	$18,545,202	$(5,283,615)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$8,867,757	$8,832,306
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	39,516,994	32,579,774
Proceeds from sale of investment securities	96,171,622	17,609,890
Purchases of investment securities available for sale	(108,814,987)	(10,550,000)
Purchases of bank premises and equipment	(955,550)	(268,708)
Proceeds from sales of bank premises and equipment	—	264,000
(Increase) decrease in interest bearing deposits with other banks	(53,155,073)	180,675
Proceeds from sale of other real estate	170,356	802,372
Net increase in loans	(44,381,330)	(29,407,770)

Net cash (used in) provided by investing activities	(71,447,968)	11,210,233
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,092,497	36,694,834
Increase (decrease) in securities sold under agreement to repurchase	36,537,124	(53,589,022)
Increase in federal funds purchased	—	5,000,000
Repayment of Federal Home Loan Bank advances	—	(10,000,000)
Proceeds from exercise of stock options	—	27,000
Payment of dividends	(3,534,861)	(3,528,904)

Net cash provided by (used in) financing activities	71,094,760	(25,396,092)

Net increase (decrease) in cash and due from banks	8,514,549	(5,353,553)
Cash and due from banks, beginning of period	12,592,130	17,962,990

Cash and due from banks, end of period	$21,106,679	$12,609,437

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2019

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

Nature of Business

The Bank operates under a state bank charter and provides general banking services. As a state bank, the Bank is subject to regulations of the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Corporation. The Company is also subject to the regulations of the Federal Reserve. The area served by the Bank is east central and southern counties of Mississippi and the surrounding areas. Services are provided at several branch offices.

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

Adoption of New Accounting Standards

ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) requires lessees and lessors recognize lease assets and lease liabilities on the statement of financial condition and disclose key information about leasing arrangements. ASU 2016-02 was effective for the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all that apply have been adopted.

The Company’s operating leases relate primarily to branch properties and related equipment. As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $1.086 million and an operating lease liability of $1.086 million on January 1, 2019, with no impact on our consolidated statements of income or condensed consolidated statements of cash flows compared to the prior lease accounting model. The ROU asset and liability are recorded in other assets and other liabilities, respectively, in the consolidated statements of condition. See Note 9. Premises and Equipment for additional information.

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU 2016-13 for certain companies. The new effective date for the Company is January 1, 2023. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

Note 2. Mergers and Acquisitions

Merger with Charter Bank

Effective October 1, 2019, the Company completed its acquisition by merger of Charter Bank (“Charter”), in a transaction valued at approximately $19.7 million. The Company issued 666,099 shares of common stock and paid approximately $6.1 million in cash to Charter shareholders, excluding cash paid for fractional shares. At closing, Charter merged with and into the Bank, with the Bank the surviving corporation in the merger. Operations of Charter will be included in the consolidated financial statements of the Corporation for periods subsequent to the acquisition date.

Prior to any determination of purchase accounting adjustments, as a result of the acquisition, the Company acquired total assets of approximately $149 million, which include total loans of approximately $104 million, total deposits of approximately $126 million, and 4 banking locations on the Mississippi Gulf Coast. The Company is finalizing the fair value of assets acquired and liabilities assumed as part of the acquisition.

Note 3. Commitments and Contingent Liabilities

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2019, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $70,933,230 compared to an aggregate unused balance of $58,835,208 at December 31, 2018. There were $2,435,810 of letters of credit outstanding at September 30, 2019 and $2,516,810 at December 31, 2018. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	4,900,030	4,899,520	4,896,871	4,888,372
Dilutive effect of granted options	1,465	5,093	2,321	9,586

Diluted weighted average shares outstanding	4,901,495	4,904,613	4,899,192	4,897,958

Net income	$1,332,888	$1,496,794	$3,930,401	$4,957,321
Net income per share-basic	$0.27	$0.31	$0.80	$1.01
Net income per share-diluted	$0.27	$0.31	$0.80	$1.01

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

The following table is a summary of the stock option activity for the nine months ended September 30, 2019:

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2018	52,500	$21.55	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(12,000)	21.75	—	—

Outstanding at September 30, 2019	40,500	$21.49	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at September 30, 2019, was $25,920. No options were outstanding under the 2013 Plan as of September 30, 2019.

During 2019, the Corporation’s directors received restricted stock grants totaling 7,500 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 23, 2020 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $161,475 and will be expensed ratably over the one-year vesting period.

Note 6. Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $212 thousand and $260 thousand, respectively. The effective tax rate was 13.7% and 14.8% for the three months ending September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $727 thousand and $888 thousand, respectively. The effective tax rate was 15.6% and 15.2% for the nine months ending September 30, 2019 and 2018, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 7. Securities

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2019	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$98,400,709	$22,134	$441,703	$97,981,140
Mortgage backed securities	276,342,668	839,052	1,583,407	275,598,313
State, County, Municipals	59,881,608	744,167	59,659	60,566,116

Total	$434,624,985	$1,605,353	$2,084,769	$434,145,569

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$99,365,930	$—	$3,388,147	$95,977,783
Mortgage backed securities	259,742,501	4,921	12,373,269	247,374,153
State, County, Municipals	105,590,858	67,888	4,264,228	101,394,518

Total	$464,699,289	$72,809	$20,025,644	$444,746,454

At September 30, 2019 and December 31, 2018, securities with a carrying value of $376,127,226 and $357,231,440, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2019 and December 31, 2018 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$345,000	$344,200	$1,875,288	$1,877,665
Due after one year through five years	95,296,476	94,888,785	91,948,838	89,121,194
Due after five years through ten years	12,338,444	12,457,030	32,801,788	31,718,293
Due after ten years	50,302,397	50,857,242	78,330,873	74,655,149
Residential mortgage backed securities	217,007,709	216,247,964	187,776,954	179,235,806
Commercial mortgage backed securities	59,334,959	59,350,348	71,965,548	68,138,347

Total	$434,624,985	$434,145,569	$464,699,289	$444,746,454

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2019 and December 31, 2018.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

September 30, 2019	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$38,652,471	$308,973	$20,367,270	$132,730	$59,019,741	$441,703
Mortgage backed securities	32,441,833	187,039	108,373,816	1,396,368	140,815,649	1,583,407
State, County, Municipal	7,174,822	24,415	3,732,036	35,244	10,906,858	59,659

Total	$78,269,126	$520,427	$132,473,122	$1,564,342	$210,742,248	$2,084,769

December 31, 2018	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$95,977,783	$3,388,147	$95,977,783	$3,388,147
Mortgage backed securities	12,257,636	179,281	234,928,705	12,193,988	247,186,341	12,373,269
State, County, Municipal	12,623,964	285,275	76,535,741	3,978,953	89,159,705	4,264,228

Total	$24,881,600	$464,556	$407,442,229	$19,561,088	$432,323,829	$20,025,644

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at September 30, 2019 nor at December 31, 2018.

Note 8. Loans

The composition of net loans (in thousands) at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$63,491	$41,134
Farmland	15,985	14,498
1-4 Family Mortgages	86,516	88,747
Commercial Real Estate	205,968	203,595

Total Real Estate Loans	371,960	347,974
Business Loans:
Commercial and Industrial Loans	87,480	66,421
Farm Production and Other Farm Loans	742	907

Total Business Loans	88,222	67,328
Consumer Loans:
Credit Cards	1,744	1,648
Other Consumer Loans	11,584	12,372

Total Consumer Loans	13,328	14,020

Total Gross Loans	473,510	429,322
Unearned Income	(12)	(45)
Allowance for Loan Losses	(3,806)	(3,372)

Loans, net	$469,692	$425,905

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

Period-end, non-accrual loans (in thousands), segregated by class, were as follows:

	September 30, 2019	December 31, 2018
Real Estate:
Land Development and Construction	$113	$—
Farmland	246	200
1-4 Family Mortgages	2,057	1,831
Commercial Real Estate	9,484	7,612

Total Real Estate Loans	11,900	9,643
Business Loans:
Commercial and Industrial Loans	363	76
Farm Production and Other Farm Loans	31	31

Total Business Loans	394	107
Consumer Loans:
Other Consumer Loans	65	89

Total Consumer Loans	65	89

Total Nonaccrual Loans	$12,359	$9,839

An aging analysis of past due loans (in thousands), segregated by class, as of September 30, 2019, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$2,218	$—	$2,218	$61,273	$63,491	$—
Farmland	339	—	339	15,646	15,985	—
1-4 Family Mortgages	1,832	912	2,744	83,772	86,516	220
Commercial Real Estate	1,688	2,335	4,023	201,945	205,968	—

Total Real Estate Loans	6,077	3,247	9,324	362,636	371,960	220
Business Loans:
Commercial and Industrial Loans	648	262	910	86,570	87,480	—
Farm Production and Other Farm Loans	—	31	31	711	742	—

Total Business Loans	648	293	941	87,281	88,222	—
Consumer Loans:
Credit Cards	18	47	65	1,679	1,744	47
Other Consumer Loans	141	5	146	11,438	11,584	—

Total Consumer Loans	159	52	211	13,117	13,328	47

Total Loans	$6,884	$3,592	$10,476	$463,034	$473,510	$267

An aging analysis of past due loans (in thousands), segregated by class, as of December 31, 2018 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$1,494	$54	$1,548	$39,586	$41,134	$54
Farmland	779	29	808	13,690	14,498	—
1-4 Family Mortgages	3,456	330	3,786	84,961	88,747	—
Commercial Real Estate	1,059	2,981	4,040	199,555	203,595	—

Total Real Estate Loans	6,788	3,394	10,182	337,792	347,974	54
Business Loans:
Commercial and Industrial Loans	1,672	21	1,693	64,728	66,421	—
Farm Production and Other Farm Loans	9	—	9	898	907	—

Total Business Loans	1,681	21	1,702	65,626	67,328	—
Consumer Loans:
Credit Cards	16	4	20	1,628	1,648	4
Other Consumer Loans	212	33	245	12,127	12,372	15

Total Consumer Loans	228	37	265	13,755	14,020	19

Total Loans	$8,697	$3,452	$12,149	$417,173	$429,322	$73

Loans are considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at all loans over $100,000 that are past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans (in thousands) as of September 30, 2019, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$113	$59	$54	$113	$17	$57
Farmland	253	253	—	253	—	$261
1-4 Family Mortgages	863	761	102	863	30	$1,008
Commercial Real Estate	11,919	6,104	4,099	10,203	459	$9,544

Total Real Estate Loans	13,148	7,177	4,255	11,432	506	$10,869
Business Loans:
Commercial and Industrial Loans	144	—	144	144	72	$72

Total Business Loans	144	—	144	144	72	$72

Total Loans	$13,292	$7,177	$4,399	$11,576	$578	$10,941

Impaired loans (in thousands) as of December 31, 2018, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$—
Farmland	269	269	—	269	—	$135
1-4 Family Mortgages	1,153	1,062	91	1,153	27	$728
Commercial Real Estate	10,601	5,209	3,675	8,884	374	$6,489

Total Real Estate Loans	12,023	6,540	3,766	10,306	401	$7,352
Total Loans	$12,023	$6,540	$3,766	$10,306	$401	$7,352

The following table presents troubled debt restructurings (in thousands, except for number of loans), segregated by class:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
September 30, 2019	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,607

Total	3	$4,871	$2,607

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
December 31, 2018	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,782

Total	3	$4,871	$2,782

Changes in the Corporation’s troubled debt restructurings (in thousands, except for number of loans) are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	3	$3,047
Reductions due to:
Principal paydowns		(265)

Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(175)

Total at September 30, 2019	3	$2,607

The allocated allowance for loan losses attributable to restructured loans was $174,274 at September 30, 2019 and December 31, 2018. The Corporation had no commitments to lend additional funds on these troubled debt restructurings as of September 30, 2019.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2019.

The following table details the amount of gross loans (in thousands), segregated by loan grade and class, as of September 30, 2019:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$59,807	$1,716	$1,968	$—	$—	$63,491
Farmland	14,747	379	859	—	—	15,985
1-4 Family Mortgages	77,590	1,924	7,002	—	—	86,516
Commercial Real Estate	165,914	22,631	17,423	—	—	205,968

Total Real Estate Loans	318,058	26,650	27,252	—	—	371,960
Business Loans:
Commercial and Industrial Loans	83,337	144	3,999	—	—	87,480
Farm Production and Other Farm Loans	707	—	4	—	31	742

Total Business Loans	84,044	144	4,003	—	31	88,222
Consumer Loans:
Credit Cards	1,679	—	65	—	—	1,744
Other Consumer Loans	11,380	50	113	41	—	11,584

Total Consumer Loans	13,059	50	178	41	—	13,328

Total Loans	$415,161	$26,844	$31,433	$41	$31	$473,510

The following table details the amount of gross loans (in thousands) segregated by loan grade and class, as of December 31, 2018:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$39,726	$840	$568	$—	$—	$41,134
Farmland	13,248	339	911	—	—	14,498
1-4 Family Mortgages	79,659	1,751	7,337	—	—	88,747
Commercial Real Estate	172,217	17,938	13,440	—	—	203,595

Total Real Estate Loans	304,850	20,868	22,256	—	—	347,974
Business Loans:
Commercial and Industrial Loans	63,994	81	2,346	—	—	66,421
Farm Production and Other Farm Loans	876	—	31	—	—	907

Total Business Loans	64,870	81	2,377	—	—	67,328
Consumer Loans:
Credit Cards	1,628	—	20	—	—	1,648
Other Consumer Loans	12,181	65	71	55	—	12,372

Total Consumer Loans	13,809	65	91	55	—	14,020

Total Loans	$383,529	$21,014	$24,724	$55	$—	$429,322

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019:

	Real	Business
September 30, 2019	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2019	$2,844,681	$221,841	$305,173	$3,371,695
Provision for loan losses	(883)	269,917	203,002	472,036
Chargeoffs	15,073	91,291	76,972	183,336
Recoveries	101,119	8,858	35,207	145,184

Net (recoveries) chargeoffs	(86,046)	82,433	41,765	38,152

Ending Balance	$2,929,844	$409,325	$466,410	$3,805,579

Period end allowance allocated to:
Loans individually evaluated for impairment	$506,560	$71,962	$—	$578,522
Loans collectively evaluated for impairment	2,423,284	337,363	466,410	3,227,057

Ending Balance, September 30, 2019	$2,929,844	$409,325	$466,410	$3,805,579

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018:

	Real	Business
September 30, 2018	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2018	$2,151,715	$346,781	$520,732	$3,019,228
Provision for (reversal of) loan losses	615,927	(289,894)	(185,268)	140,765
Chargeoffs	202,352	31,236	117,401	350,989
Recoveries	91,071	203,777	69,091	363,939

Net chargeoffs (recoveries)	111,281	(172,541)	48,310	(12,950)

Ending Balance	$2,656,361	$229,428	$287,154	$3,172,943

Period end allowance allocated to:
Loans individually evaluated for impairment	$409,496	$—	$—	$409,496
Loans collectively evaluated for impairment	2,246,865	229,428	287,154	2,763,447

Ending Balance, September 30, 2018	$2,656,361	$229,428	$287,154	$3,172,943

The Corporation’s recorded investment in loans as of September 30, 2019 and December 31, 2018 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real	Business
September 30, 2019	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$11,432	$144	$—	$11,576
Loans collectively evaluated for general impairment	360,528	88,078	13,328	461,934

	$371,960	$88,222	$13,328	$473,510

	Real	Business
December 31, 2018	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,306	$—	$—	$10,306
Loans collectively evaluated for general impairment	337,668	67,328	14,020	419,016

	$347,974	$67,328	$14,020	$429,322

Note 9. Premises and Equipment

The Company leases certain premises and equipment under operating leases. At September 30, 2019, the Company had lease liabilities and ROU assets totaling $851 thousand related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 1.4 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.3%.

Lease costs were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
(in thousands)
Operating lease cost	$92	$277
Short-term lease cost	6	17
Variable lease cost	—	—

	$98	$294

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the nine months ended September 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Nine Months Ended
September 30, 2019
(in thousands)
Lease payments due:
Within one year	$348
After one year but within two years	324
After two years but within three years	194
After three year but within four years	21
After four years but within five years	—
After five years	—

Total undiscounted cash flows	887
Discount on cash flows	(36)

Total lease liability	$851

Note 10. Shareholders’ Equity

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2019	4,904,530	$980,906	$4,298,499	$(14,974,603)	$93,561,515	$83,866,317
Net income	—	—	—	—	1,226,771	1,226,771
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,087)	(1,177,087)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41,344	—	—	41,344
Other comprehensive income, net	—	—	—	6,621,712	—	6,621,712

Balance, March 31, 2019	4,904,530	$980,906	$4,339,843	$(8,352,891)	$93,611,199	$90,579,057
Net income	—	—	—	—	1,370,742	1,370,742
Dividends paid ($0.24 per share)	—	—	—	—	(1,178,887)	(1,178,887)
Options exercised	—	—	—	—	—	—
Restricted stock granted	7,500	1,500	(1,500)	—	—	—
Stock compensation expense	—	—	40,694	—	—	40,694
Other comprehensive income, net	—	—	—	5,324,717	—	5,324,717

Balance, June 30, 2019	4,912,030	$982,406	$4,379,037	$(3,028,174)	$93,803,054	$96,136,323
Net income	—	—	—	—	1,332,888	1,332,888
Dividends paid ($0.24 per share)	—	—	—	—	(1,178,887)	(1,178,887)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40,369	—	—	40,369
Other comprehensive income, net	—	—	—	2,668,372	—	2,668,372

Balance, September 30, 2019	4,912,030	$982,406	$4,419,406	$(359,802)	$93,957,055	$98,999,065

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2018	4,894,705	$978,941	$4,103,139	$(8,225,419)	$91,594,379	$88,451,040
Net income	—	—	—	—	1,772,387	1,772,387
Dividends paid ($0.24 per share)	—	—	—	—	(1,174,729)	(1,174,729)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	45,056	—	—	45,056
Other comprehensive income, net	—	—	—	(7,068,858)	—	(7,068,858)

Balance, March 31, 2018	4,894,705	$978,941	$4,148,195	$(15,294,277)	$92,192,037	$82,024,896
Net income	—	—	—	—	1,688,140	1,688,140
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,087)	(1,177,087)
Options exercised	2,325	465	26,535	—	—	27,000
Restricted stock granted	7,500	1,500	(1,500)	—	—	—
Stock compensation expense	—	—	42,581	—	—	42,581
Other comprehensive income, net	—	—	—	(924,159)	—	(924,159)

Balance, June 30, 2018	4,904,530	$980,906	$4,215,811	$(16,218,436)	$92,703,090	$81,681,371
Net income	—	—	—	—	1,496,794	1,496,794
Dividends paid ($0.24 per share)	—	—	—	—	(1,177,088)	(1,177,088)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41,344	—	—	41,344
Other comprehensive income, net	—	—	—	(2,247,919)	—	(2,247,919)

Balance, September 30, 2018	4,904,530	980,906	4,257,155	(18,466,355)	93,022,796	79,794,502

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$97,981,140	$—	$97,981,140
Mortgage-backed securities	—	275,598,313	—	275,598,313
State, county and municipal obligations	—	60,566,116	—	60,566,116

Total	$—	$434,145,569	$—	$434,145,569

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$95,977,783	$—	$95,977,783
Mortgage-backed securities	—	247,374,153	—	247,374,153
State, county and municipal obligations	—	101,394,518	—	101,394,518

Total	$—	$444,746,454	$—	$444,746,454

The Corporation recorded no gains or losses in earnings for the period ended September 30, 2019 or December 31, 2018 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

Other real estate owned

OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically approximate 25% of the appraised value.

For assets measured at fair value on a nonrecurring basis during 2019 that were still held on the Corporation’s balance sheet at September 30, 2019, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,819,908	$3,819,908

Total	$—	$—	$3,819,908	$3,819,908

The following table presents information as of September 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

			Significant Unobservable Inputs	Range of Inputs
Financial instrument	Fair Value	Valuation Technique
Impaired loans	$3,819,908	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%

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

Impaired loans with a carrying value of $4,398,430 and $3,364,538 had an allocated allowance for loan losses of $578,522 and $401,347 at September 30, 2019 and December 31, 2018, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $-0- was necessary and recorded during the nine-month period ended September 30, 2019 and the year ended December 31, 2018.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2019:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2019	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$21,106,679	$21,106,679	$—	$—	$21,106,679
Interest bearing deposits with banks	61,234,815	61,234,815	—	—	61,234,815
Securities available-for-sale	434,145,569	—	434,145,569	—	434,145,569
Net loans	469,692,103	—	—	466,369,797	466,369,797
Financial liabilities
Deposits	$794,314,007	$573,774,335	$222,487,675	$—	$796,262,010
Securities sold under agreement to repurchase	144,502,629	144,502,629	—	—	144,502,629

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2018:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2018	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$12,592,130	$12,592,130	$—	$—	$12,592,130
Interest bearing deposits with banks	8,079,742	8,079,742	—	—	8,079,742
Securities available-for-sale	444,746,454	—	444,746,454	—	444,746,454
Net loans	425,905,093	—	—	420,992,074	420,992,074
Financial liabilities
Deposits	$756,221,510	$544,985,869	$210,477,092	$—	$755,462,961
Securities sold under agreement to repurchase	107,965,505	107,965,505	—	—	107,965,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the “Company”) and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank” and collectively with the Company, the “Corporation”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for loan losses and our ability to foreclose on delinquent mortgages;

•	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;

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

Except as required by law, the Company does not undertake any obligation to update or revise any forward-looking statements subsequent to the date of this Quarterly Report, or if earlier, the date on which such statements were made.

Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of the Corporation. The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Quarterly Report.

OVERVIEW

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not have any direct subsidiaries other than the Bank.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2019, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,052.111 million and total deposits of $796.094 million. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2019, was 24.94% and at December 31, 2018, was 21.34%. The increase was due to an increase in short-term marketable assets at September 30, 2019. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $794,314,007 at September 30, 2019, and $756,221,510 at December 31, 2018. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $434,145,569 invested in available-for-sale investment securities at September 30, 2019, and $444,746,454 at December 31, 2018. This decrease was due to paydowns, maturities, sales and calls in excess of purchases partially offset by an increase in the market value of the Corporation’s investment securities portfolio.

The Corporation also had $61,234,815 in interest bearing deposits at other banks at September 30, 2019 and $8,079,742 at December 31, 2018. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000,000 at both September 30, 2019 and December 31, 2018. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2019, the Corporation had unused and available $183,897,221 of its line of credit with the FHLB and at December 31, 2018, the Corporation had unused and available $171,252,131 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2018 to September 30, 2019, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of $-0- as of September 30, 2019 and December 31, 2018. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $98,999,065 at September 30, 2019, as compared to $83,866,317 at December 31, 2018. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment coupled with the increase in earnings in excess of dividends paid. The market value adjustment, which was an increase due to general market conditions, specifically the decrease in medium term interest rates, caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $3,534,861, or $0.72 per share, during the nine-month period ended September 30, 2019 compared to $3,528,904, or $0.72 per share, for the same period in 2018.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2019, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Citizens Holding Company
Tier 1 leverage ratio	$96,209	9.27%	$51,917	5.00%	$41,534	4.00%
Common Equity tier 1 capital ratio	96,209	15.91%	67,492	6.50%	46,725	4.50%
Tier 1 risk-based capital ratio	96,209	15.91%	48,381	8.00%	36,286	6.00%
Total risk-based capital ratio	100,015	16.54%	60,476	10.00%	48,381	8.00%
December 31, 2018
Citizens Holding Company
Tier 1 leverage ratio	$95,691	9.93%	$48,191	5.00%	$38,553	4.00%
Common Equity tier 1 capital ratio	95,691	17.40%	62,648	6.50%	43,372	4.50%
Tier 1 risk-based capital ratio	95,691	17.40%	43,986	8.00%	32,990	6.00%
Total risk-based capital ratio	99,063	18.02%	54,983	10.00%	43,986	8.00%

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

Management believes that, as of September 30, 2019, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Interest Income, including fees	$8,443,415	$7,887,319	$25,477,384	$23,265,686
Interest Expense	2,525,126	1,168,024	7,143,417	2,789,205

Net Interest Income	5,918,289	6,719,295	18,333,967	20,476,481
Provision for loan losses	11,738	288,576	472,036	140,765

Net Interest Income after
Provision for loan losses	5,906,551	6,430,719	17,861,931	20,335,716
Other Income	2,505,900	2,220,574	6,624,989	6,399,414
Other Expense	6,867,638	6,894,024	19,829,904	20,889,594

Income Before Provision For
Income Taxes	1,544,813	1,757,269	4,657,016	5,845,536
Provision for Income Taxes	211,925	260,475	726,615	888,215

Net Income	$1,332,888	$1,496,794	$3,930,401	$4,957,321

Net Income Per share - Basic	$0.27	$0.31	$0.80	$1.01

Net Income Per Share-Diluted	$0.27	$0.31	$0.80	$1.01

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 5.52% for the three months ended September 30, 2019, and 7.31% for the corresponding period in 2018. For the nine months ended September 30, 2019, ROE was 5.77% compared to 7.81% for the nine months ended September 30, 2018. The decrease in ROE for the three and nine months ended September 30, 2019 was caused by the increase in equity balances and a decrease in net income compared to the same period in 2018.

Book value per share increased to $20.15 at September 30, 2019, compared to $17.09 at December 31, 2018. The increase in book value per share reflects earnings in excess of dividends coupled with a decrease in other comprehensive loss due to the increase in fair value of the Corporation’s investment securities. Average assets for the nine months ended September 30, 2019 were $1,026,700,163 compared to $973,552,832 for the year ended December 31, 2018. This increase was due mainly to an increase in loans and interest bearing due from accounts partially offset by a decrease in investment securities.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 2.59% for the three months ended September 30, 2019 compared to 3.07% for the corresponding period of 2018. For the nine months ended September 30, 2019, annualized net interest margin was 2.62% compared to 3.10% for the nine months ended September 30, 2018. The decrease in net interest margin for the three and nine months ended September 30, 2019, when compared to the same period in 2018, was the result of the increase in rates paid on deposits in excess of the increase in yields on earning assets, as detailed below. Earning assets averaged $967,972,563 for the three months ended September 30, 2019. This represents an increase of $85,396,240, or 9.7%, over average earning assets of $882,576,323 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, earning assets averaged $951,520,484. This represents an increase of $57,489,453, or 6.4%, over average earning assets of $894,031,031 for the nine months ended September 30, 2018.

Interest bearing deposits averaged $634,978,452 for the three months ended September 30, 2019. This represents an increase of $39,364,580, or 6.6%, from the average of interest-bearing deposits of $595,613,872 for the three months ended September 30, 2018. This was due to an increase in interest-bearing NOW and money market accounts, savings and certificates of deposit.

Other borrowed funds averaged $131,268,828 for the three months ended September 30, 2019. This represents an increase of $20,987,455, or 19.0%, over the other borrowed funds of $110,281,373 for the three months ended September 30, 2018. This increase in other borrowed funds was due to an increase in securities sold under agreements to repurchase partially offset by a decrease in federal funds purchased and FHLB advances for the three months ended September 30, 2019, when compared to the three months ended September 30, 2018.

Interest bearing deposits averaged $639,908,371 for the nine months ended September 30, 2019. This represents an increase of $39,044,591, or 6.5%, from the average of interest-bearing deposits of $600,863,780 for the nine months ended September 30, 2018. This was due to an increase in interest-bearing NOW and money market accounts, savings and certificates of deposit.

Other borrowed funds averaged $117,403,793 for the nine months ended September 30, 2019. This represents a decrease of $4,070,648, or 3.6%, over the other borrowed funds of $113,333,145 for the nine months ended September 30, 2018. This increase in other borrowed funds was due to an increase in securities sold under agreements to repurchase partially offset by a decrease in federal funds purchased and FHLB advances for the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018.

Net interest income was $5,918,289 for the three months ended September 30, 2019, a decrease of $801,006 from $6,719,295 for the three months ended September 30, 2018, primarily due to an increase in the rates paid on deposits from the same period in 2018. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the three months ended September 30, 2019, the yields on earning assets decreased and the rates paid on deposits increased from the same period in 2018. The yield on all interest-bearing assets decreased 1 basis point to 3.57% in the three months ended September 30, 2019 from 3.58% for the same period in 2018. At the same time, the rate paid on all interest-bearing liabilities for the three months ended September 30, 2019 increased 59 basis points to 1.25% from 0.66% in the same period in 2018. As longer term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

Net interest income was $18,333,967 for the nine months ended September 30, 2019, a decrease of $2,142,514 from $20,476,481 for the nine months ended September 30, 2018, primarily due to an increase in the rates paid on deposits from the same period in 2018. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the nine months ended September 30, 2019, the yields on earning assets increased and the rates paid on deposits increased from the same period in 2018. The yield on all interest-bearing assets increased 11 basis points to 3.61% in the nine months ended September 30, 2019 from 3.50% for the same period in 2018. At the same time, the rate paid on all interest-bearing liabilities for the nine months ended September 30, 2019 increased 74 basis points to 1.26% from 0.52% in the same period in 2018. As longer term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both decrease.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Interest and Fees	$5,940,805	$5,166,554	$17,220,751	$14,867,465
Average Gross Loans	468,309,743	422,551,745	453,528,704	413,851,534
Annualized Yield	5.07%	4.89%	5.06%	4.79%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$473,509,900	$429,322,113	$44,187,787	10.29%
Allowance for Loan Losses	3,805,579	3,371,695	433,884	12.87%
Nonaccrual Loans	12,358,742	9,838,870	2,519,872	25.61%
Ratios:
Allowance for loan losses to gross loans	0.80%	0.79%
Net loans charged off (recovered) to allowance for loan losses	1.00%	-0.55%

The provision for loan losses for the three months ended September 30, 2019 was $11,738, a decrease of $276,838 from the provision for loan losses of $288,576 for the same period in 2018. The provision for loan losses for the nine months ended September 30, 2019 was $472,036, an increase of $331,271 from the provision for loan losses of $140,765 for the same period in 2018. The change in the Corporation’s loan loss provisions for the three and nine months ended

September 30, 2019 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans increased during this period due to new loans being added to nonaccrual status in excess of the amount of payments received and loans charged off.

For the three months ended September 30, 2019, net loan losses charged to the allowance for loan losses totaled $27,632, a decrease of $116,383 from the $144,015 charged off in the same period in 2018. The decrease was primarily due to several significant charge-offs during the third quarter of 2018.

For the nine months ended September 30, 2019, net loan losses charged to the allowance for loan losses totaled $38,152, an increase of $51,102 from the $12,950 recovered in the same period in 2018. The increase was primarily due to a significant recovery during the second quarter of 2018.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2019 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2019 was $2,505,900, an increase of $285,326, or 12.9%, from $2,220,574 in the same period in 2018. Service charges on deposit accounts were $1,125,631 in the three months ended September 30, 2019, compared to $1,170,956 for the same period in 2018. Other service charges and fees increased by $101,472, or 13.3%, to $863,407 in the three months ended September 30, 2019, compared to $761,935 for the same period in 2018. Other operating income not derived from service charges or fees increased $229,179, or 79.7% to $516,862 in the three months ended September 30, 2019, compared to $287,683 for the same period in 2018. This increase was due mainly to an increase in gains from security sales due to strategic investment decisions and an increase in other income partially offset by a decrease in mortgage loan origination income from long-term mortgage loans originated for sale in the secondary market.

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the nine months ended September 30, 2019 was $6,624,989, an increase of $225,575, or 3.5%, from $6,399,414 in the same period in 2018. Service charges on deposit accounts were $3,268,578 in the nine months ended September 30, 2019, compared to $3,381,809 for the same period in

2018. Other service charges and fees increased by $169,263, or 7.9%, to $2,316,715 in the nine months ended September 30, 2019, compared to $2,147,452 for the same period in 2018. Other operating income not derived from service charges or fees increased $169,543, or 19.5% to $1,039,696 in the nine months ended September 30, 2019, compared to $870,153 for the same period in 2018. This increase was due mainly to an increase in gains from security sales due to strategic investment decisions and other income partially offset by a decrease in mortgage loan origination income from long-term mortgage loans originated for sale in the secondary market.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other operating income	2019	2018	2019	2018
BOLI Income	$120,000	$124,666	$366,000	$375,101
Mortgage Loan Origination Income	72,640	101,077	179,239	273,367
Income from security sales, net	244,457	—	190,308	11,047
Other Income	79,765	61,940	304,149	210,638

Total Other Income	$516,862	$287,683	$1,039,696	$870,153

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2019 and 2018 were $6,867,638 and $6,894,024, respectively, a decrease of $26,386 or 0.4%. Salaries and benefits decreased to $3,508,723 for the three months ended September 30, 2019, from $3,668,012 for the same period in 2018. Occupancy expense decreased by $198,912, or 13.4%, to $1,287,320 for the three months ended September 30, 2019, compared to $1,486,232 for the same period of 2018. Other operating expenses increased by $331,815, or 19.1%, to $2,071,585 for the three months ended September 30, 2019, compared to $1,739,780 for the same period of 2018. This increase was mainly due to an increase in one-time legal and consulting fees of approximately $175 thousand related to the acquisition of Charter.

Aggregate non-interest expenses for the nine months ended September 30, 2019 and 2018 were $19,829,904 and $20,889,594, respectively, a decrease of $1,059,690 or 5.1%. Salaries and benefits decreased to $10,525,116 for the nine months ended September 30, 2019, from $11,011,291 for the same period in 2018. Occupancy expense decreased by $253,624, or 5.8%, to $4,119,609 for the nine months ended September 30, 2019, compared to $4,373,233 for the same period of 2018. Other operating expenses decreased by $319,891, or 5.8%, to $5,185,179 for the nine months ended September 30, 2019, compared to $5,505,070 for the same period of 2018. This decrease was mainly due to overall cost containment of the Company coupled with a one-time refund of prepaid postage partially offset by one-time legal and consulting fees related to the acquisition of Charter of approximately $323 thousand.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Operating Expense	2019	2018	2019	2018
Advertising	$127,647	$108,140	$430,943	$434,657
Office Supplies	265,073	245,248	718,447	736,630
Professional Fees	442,413	181,036	1,114,122	425,905
Telephone expense	118,971	124,490	352,747	401,496
Postage and Freight	121,307	136,285	(176,857)	425,353
Loan Collection Expense	186,612	5,819	196,286	22,641
Regulatory and related expense	90,434	84,084	259,311	277,437
Debit Card/ATM expense	172,166	121,434	408,809	343,817
Travel and Convention	78,705	54,745	179,214	166,759
Other expenses	468,267	678,499	1,702,157	2,270,375

Total Other Expense	$2,071,595	$1,739,780	$5,185,179	$5,505,070

The Corporation’s efficiency ratio for the three months ended September 30, 2019 was 75.19%, compared to 75.25% for the same period in 2018. For the nine months ended September 30, 2019, the Corporation’s efficiency ratio was 78.03%, compared to 75.79% for the same period in 2018. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Cash and Due From Banks	$21,106,679	$12,592,130	$8,514,549	67.62%
Interest Bearing deposits with Other Banks	61,234,815	8,079,742	53,155,073	657.88%
Investment Securities	434,145,569	444,746,454	(10,600,885)	-2.38%
Loans, net	469,692,103	425,905,093	43,787,010	10.28%
Premises and Equipment	20,029,997	19,717,305	312,692	1.59%
Total Assets	1,049,603,645	958,630,077	90,973,568	9.49%
Total Deposits	794,314,007	756,221,510	38,092,497	5.04%
Total Shareholders’ Equity	98,999,065	83,866,317	15,132,748	18.04%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2019 was $21,106,679, which was an increase of $8,514,549 from the balance of $12,592,130 at December 31, 2018. The increase was due to an increase in the balances at correspondent banks due to an increase in the amount of checks drawn on other banks in the normal process of clearing funds between these banks.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at September 30, 2019 decreased by $10,600,885, or 2.4%, to $434,145,569 from $444,746,454 at December 31, 2018. This decrease was due to sales, maturities, paydowns and calls in excess of purchases and increases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance increased by $43,787,010, or 10.3%, during the nine months ended September 30, 2019, to $469,692,103 from $425,905,093 at December 31, 2018. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, strengthened during the nine months ended September 30, 2019 but competition for available loans continued to be strong during that period. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the nine months ended September 30, 2019, the Corporation’s premises and equipment increased by $312,692, or 1.6%, to $20,029,997 from $19,717,305 at December 31, 2018. The increase was due to the purchase of a piece of property for expansion partially offset by depreciation expense.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$168,317,216	$170,029,729	$(1,712,513)	-1.01%
Interest-Bearing Deposits	326,982,928	298,220,430	28,762,498	9.64%
Savings Deposits	78,474,191	76,735,710	1,738,481	2.27%
Certificates of Deposit	220,539,672	211,235,641	9,304,031	4.40%

Total deposits	$794,314,007	$756,221,510	$38,092,497	5.04%

Interest-bearing, savings and certificates of deposits increased during the nine months ended September 30, 2019 while noninterest-bearing deposits decreased slightly. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	11.7%	23.2%	-3.6%	6.2%
+300 basis points	10.8%	19.4%	-1.8%	5.7%
+200 basis points	9.3%	14.8%	-0.4%	4.9%
+100 basis points	4.9%	7.6%	0.5%	3.2%
Flat rates	—	—	—	—
-100 basis points	-8.5%	-7.7%	-1.7%	-1.1%
-200 basis points	-14.0%	-15.3%	-11.5%	-9.5%

The following table presents the change in our economic value of equity as of September 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2019	December 31, 2018
+400 basis points	15.1%	-5.3%
+300 basis points	15.1%	-3.0%
+200 basis points	13.4%	-1.2%
+100 basis points	8.3%	-0.1%
Flat rates	—	—
-100 basis points	-21.3%	-9.4%
-200 basis points	-47.1%	-27.1%

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

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which the Corporation filed with the Securities and Exchange Commission on March 15, 2019. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, the Corporation’s quarterly reports on Form 10-Q and other reports and forms filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

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

DATE: November 8, 2019