Form 10-K
period 2019-12-31
CITIZENS HOLDING CO /MS/
filed 2020-03-13
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $92,106,467 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2019).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2020
Common stock, $.20 par value	5,578,131 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2019 are incorporated by reference into Part II of this Annual Report on Form 10-K.

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2019, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,195,261 and total deposits of $900,732. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $44,919, operating profit of $6,277 and total assets of $1,195,261 for the Company as of December 31, 2019.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 54.7% of gross revenues in 2019, 50.7% in 2018 and 48.3% in 2017. Loan demand has improved and loan yields are gradually increasing, both of which has contributed to this percentage increasing from 2017. The increase in lending has been distributed among the Bank’s leading products, including commercial, real estate, installment (direct and indirect) and credit card loans. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Lafayette, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2019, the Company expanded its presence on the Mississippi Gulf Coast through the acquisition of Charter. The Company continues to look for areas of growth within the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area has historically been rural, however, since 2008, the Company has continued to expand into larger metropolitan areas and now serves a number of larger growth areas with Gulfport, population 71,570, Hattiesburg, population 46,251, Biloxi, population 45,568, and Meridian, population 38,602, being the largest markets. The economy throughout Mississippi is becoming more diverse but agriculture and manufacturing continue to be the largest industries in Mississippi. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in the Company’s Annual Report and attached as an exhibit hereto.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2019, approximately 79.8% of the Company’s loan portfolio was attributed to real estate lending, 17.3% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 2.9% of the Company’s total loan portfolio.

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

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. As our footprint expands, the Company’s portfolio risks are more closely aligned with the state economy. The state economy remains strong with 2019 being one of the best in recent years. The state economy is expected to slow down some but still projected to see growth over the next couple of years. The national economy remains strong but is seeing signs of slowing. It is still uncertain how the slowing economies on the local, state and national levels will affect the Company in the future.

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

EXECUTIVE OFFICERS OF THE COMPANY

Greg L. McKee, 58, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the

Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Robert T. Smith, 68, has been employed by the Bank since 1986. He has served as Senior Vice-President and Chief Financial Officer of the Bank since January 2001. Prior to January 2001, Mr. Smith held the title of Vice-President and Controller of the Bank from 1987 until 2001 and Assistant Vice-President of the Bank from 1986 to 1987. In addition to his position with the Bank, Mr. Smith has served as Treasurer of the Company since February 1996 and Treasurer and Chief Financial Officer since January 2001.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2019, the Bank employed 264 full-time employees and 26 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

In November 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”). The Economic Growth Act, signed into law on May 24, 2019, provides relief from certain regulatory requirements under the Dodd-Frank Act. Generally, the Economic Growth Act addressed the following areas: the threshold at which banks are classified as systemically important financial institutions (SIFIs), and therefore subject to stricter oversight; targeted relief from Dodd-Frank Act requirements for smaller banks; capital formation; mortgage lending; student borrower debt and provisions addressing veterans, consumers and homeowners. While we expect the Economic Growth Act to have an overall positive impact on our business going forward, we continue to evaluate its impact on our business and that impact remains uncertain.

Capital Standards.

The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items of 4%. At December 31, 2019, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance sheet items was 14.39%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance sheet items was 13.86%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2019 was 8.33%.

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

Management believes that, as of December 31, 2019, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2019, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $101,119, or 92.6% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2019, the maximum amount available for transfer from the Bank in the form of loans was $10,900, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

COMPETITION

The banking business is highly competitive. The Company’s primary market area is East Central, South and North Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Lafayette, Rankin, Harrison, Jackson, Winston and Kemper counties and contiguous counties. In 2019, the Company expanded its presence on the Mississippi Gulf Coast through the acquisition of Charter. The Company continues to look for areas of growth in the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company competes with local, regional and national financial institutions in these counties and in surrounding counties in Mississippi in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.

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

Currently, there are approximately forty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 5.51% at June 30, 2019. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

As of December 31, 2019, approximately 73.1% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

In recent years, the FRB has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. During 2019, the FRB lowered the target federal funds rate by 25 bps in August, September and October, bringing the current range to 1.50 to 1.75 percent. This development, along with the U.S. government’s credit and deficit concerns and international economic considerations, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States. and world-wide financial systems in ways that may be difficult to predict.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 28 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Lafayette, Oktibbeha, Rankin, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches, the Bank’s main office and its loan production office is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	5419 Hwy 25, Suite Q Flowood, Mississippi (601) 992-7688	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service 24 Hour Teller

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1830 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service 24 Hour Teller

Biloxi Medical Towers	1721 Medical Park Drive Biloxi, MS 39532 (228) 392-2330	Full Service

Oxford LPO	304 Enterprise Drive Suite A Oxford, MS 38655	Loan Production Office

Gulfport Branch	12008 Hwy 49 Gulfport, MS 39503 (228) 831-3535	Full Service 24 Hour Teller

Ocean Springs Branch	2702 Bienville Blvd Ocean Springs, MS 39564 (228) 875-3933	Full Service 24 Hour Teller

Pascagoula Branch	1519 Jackson Ave Pascagoula, MS 39567 (228) 762-3330	Full Service 24 Hour Teller

The Bank owns its offices, except for the Flowood Branch, Gulfport Branch and the Oxford LPO, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

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

Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019, 2018 and 2017—Selected Financial Data” in the 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2019, 2018 and 2017” in the 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2019 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2020, relating to its 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2020, relating to its 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2020, relating to its 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	40,500	$21.49	270,000

Equity compensation plans not approved by security holders	-0-	$ 0.00	-0-
Total	40,500	$21.49	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2020, relating to its 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 20, 2020, relating to its 2020 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2017, 2018 and 2019, which include the following:

		(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

		(ii)	Management’s Assessment of Internal Control over Financial Reporting

		(iii)	Consolidated Statements of Condition

		(iv)	Consolidated Statements of Income

		(v)	Consolidated Statements of Comprehensive Income

		(vi)	Consolidated Statements of Changes in Stockholders’ Equity

		(vii)	Consolidated Statements of Cash Flows

		(viii)	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None.

	3.	Exhibits required by Item 601 of Regulation S-K

		3(i)	Restated Articles of Incorporation of the Company	*

		3(ii)	Second Amended and Restated Bylaws of the Company, as amended	**

		10(a)	Directors’ Deferred Compensation Plan - Form of Agreement	*†

		10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan	*†

		10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan	*†

		10(d)	Change in Control Agreement dated December 10, 2002 between the Company and Greg L. McKee	***†

		10(e)	Supplemental Executive Retirement Plan	****†

		10(f)	Citizens Holding Company 2013 Incentive Compensation Plan	*****†

		10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan	******†

		13	2019 Annual Report to Shareholders	+

14	Code of Ethics	*******

21	Subsidiaries of Registrant	+

23	Consent of Independent Registered Public Accounting Firm	+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	+

32.1	Section 1350 Certification of Chief Executive Officer	++

32.2	Section 1350 Certification of Chief Financial Officer	++

101	XBRL Exhibits	+

*	Filed as Exhibit 3(A) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
**	Filed as Exhibit 3(B) to the Company’s Quarterly Report on Form 10-Q (File No. 000-25221) filed on May 10, 2017 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-25221) filed on March 31, 2003 and incorporated herein by reference.
****	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-25221) filed on March 16, 2005 and incorporated herein by reference.
*****	Filed as an exhibit to the Company’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (File No. 000-15375) filed on March 21, 2013 and incorporated herein by reference.
******	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-15375) filed on April 25, 2013 and incorporated herein by reference.
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

CITIZENS HOLDING COMPANY

Date: March 13, 2020	By:	/s/ Greg McKee
Greg McKee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg McKee Greg McKee	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ Robert T. Smith Robert T. Smith	Treasurer, Chief Financial Officer (Principal Financial & Accounting Officer)	March 13, 2020

/s/ Craig Dungan Craig Dungan, MD	Director	March 13, 2020

/s/ Don L. Fulton Don L. Fulton	Director	March 13, 2020

/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 13, 2020

/s/ David A. King David A. King	Director	March 13, 2020

/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 13, 2020

/s/ Adam Mars Adam Mars	Director	March 13, 2020

/s/ David P. Webb David P. Webb	Director	March 13, 2020

/s/ A. T. Williams A.T. Williams	Director	March 13, 2020

/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 13, 2020

/s/ Gregory E. Cronin Gregory E. Cronin	Director	March 13, 2020