Form 10-Q
period 2020-03-31
CITIZENS HOLDING CO /MS/
filed 2020-05-08
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2020:

Title	Outstanding
Common Stock, $0.20 par value	5,590,131

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$19,610	$15,937
Interest bearing deposits with other banks	61,909	58,557
Federal funds sold	—	1,600
Investment securities available for sale, at fair value	482,077	464,383
Loans, net of allowance for loan losses of
$3,816 in 2020 and $3,755 in 2019	573,163	573,312
Premises and equipment, net	24,495	24,672
Other real estate owned, net	3,643	3,552
Accrued interest receivable	4,106	4,181
Cash surrender value of life insurance	25,220	25,088
Deferred tax assets, net	1,669	3,684
Other assets	20,219	20,468

TOTAL ASSETS	$1,216,111	$1,195,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$195,843	$190,406
Interest-bearing NOW and money market accounts	410,485	369,354
Savings deposits	87,422	83,065
Certificates of deposit	232,138	256,171

Total deposits	925,888	898,996
Securities sold under agreement to repurchase	159,442	170,410
Accrued interest payable	722	1,128
Deferred compensation payable	9,530	9,453
Other liabilities	1,785	2,647

Total liabilities	1,097,367	1,082,634
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 5,582,631 shares issued and outstanding at March 31, 2020 and 5,578,131 at December 31, 2019	1,117	1,116
Additional paid-in capital	18,009	17,883
Retained earnings	94,411	94,590
Accumulated other comprehensive loss, net of tax
(expense) benefit of ($1,731) at March 31, 2020 and
$262 at December 31, 2019	5,207	(789)

Total shareholders’ equity	118,744	112,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,216,111	$1,195,434

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	(Unaudited)
	For the Three Months
	Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$7,480	$5,450
Interest on securities
Taxable	1,657	2,082
Nontaxable	340	617
Other interest	232	235

Total interest income	9,709	8,384
INTEREST EXPENSE
Deposits	1,969	1,729
Other borrowed funds	355	445

Total interest expense	2,324	2,174

NET INTEREST INCOME	7,385	6,210
PROVISION FOR LOAN LOSSES	314	195

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,071	6,015
OTHER INCOME
Service charges on deposit accounts	1,049	1,097
Other service charges and fees	773	684
Other operating income	559	266

Total other income	2,381	2,047

OTHER EXPENSES
Salaries and employee benefits	4,435	3,547
Occupancy expense	1,659	1,423
Other expense	1,973	1,670

Total other expenses	8,067	6,640

INCOME BEFORE PROVISION
FOR INCOME TAXES	1,385	1,422
PROVISION FOR INCOME TAXES	225	195

NET INCOME	$1,160	$1,227

NET INCOME PER SHARE -Basic	$0.21	$0.25

-Diluted	$0.21	$0.25

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

( Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
Net income	$1,160	$1,227
Other comprehensive income
Securities available-for-sale
Unrealized holding gains	7,912	8,823
Income tax effect	(1,974)	(2,201)

	5,938	6,622
Reclassification adjustment for gains included in net income	77	—
Income tax effect	(19)	—

	58	—

Total other comprehensive income	5,996	6,622

Comprehensive income	$7,156	$7,849

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$2,340	$1,978
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	74,267	8,336
Proceeds from sale of investment securities	37,196	—
Purchases of investment securities available for sale	(122,722)	(63,403)
Purchases of bank premises and equipment	(70)	(45)
Decrease in federal funds sold	1,600	—
Increase in interest bearing deposits with other banks	(3,352)	(19,042)
Proceeds from sale of other real estate	—	—
Net increase in loans	(258)	(18,200)

Net cash used in investing activities	(13,339)	(92,354)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,892	83,938
(Decrease) increase in securities sold under agreement to repurchase	(10,968)	7,485
Proceeds from exercise of stock options	87	—
Payment of dividends	(1,339)	(1,177)

Net cash provided by financing activities	14,672	90,246

Net increase (decrease) in cash and due from banks	3,673	(130)
Cash and due from banks, beginning of period	15,937	12,592

Cash and due from banks, end of period	$19,610	$12,462

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2020

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.

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

Risks and Uncertainties

(in thousands, except for number of loans)

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as an over $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses and loss of fee income.

The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its consolidated statement of condition; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy, among other measures. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days. As of April 30, 2020, the Company has executed 309 of these deferrals on outstanding loan balances of $148,120. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Company has closed 386 SBA PPP loans representing $38,315 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Further, in sensitivity and service to its communities during this unprecedented time, the Company is waiving late payment and overdraft fees and has temporarily suspended collection efforts on past due loans.

Credit

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its allowance for loan losses and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

ASU 2019-13 “Fair Value Measurement (Topic 820) – Changes in the Disclosure Requirements for Fair Value Measurement” (“ASU 2019-13”) removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2019-13 is effective for annual and interim periods beginning after December 15, 2019. ASU 2019-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 8 of the condensed footnotes to the consolidated financial statements for disclosure of the impact to date.

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

Note 2. Mergers and Acquisitions

(in thousands, except share data)

Merger with Charter Bank

Effective October 1, 2019, the Company completed its acquisition by merger of Charter Bank (“Charter”), in a transaction valued at approximately $19.7 million. The Company issued 666,101 shares of common stock and paid approximately $6.1 million in cash to Charter shareholders, excluding cash paid for fractional shares. At closing, Charter merged with and into the Bank, with the Bank being the surviving corporation in the merger. Operations of Charter will be included in the consolidated financial statements of the Corporation for periods subsequent to the acquisition date.

For further information regarding the merger with Charter, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.

Note 3. Commitments and Contingent Liabilities

(in thousands)

In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2020, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $86,167 compared to an aggregate unused balance of $94,009 at December 31, 2019. There were $2,488 of letters of credit outstanding at March 31, 2020 and $2,436 at December 31, 2019. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

Note 4. Net Income per Share

(in thousands, except share and per share data)

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

	For the Three Months Ended March 31,
	2020	2019
Basic weighted average shares outstanding	5,579,381	4,892,530
Dilutive effect of granted options	2,030	2,598

Diluted weighted average shares outstanding	5,581,411	4,895,128

Net income	$1,160	$1,227
Net income per share-basic	$0.21	$0.25
Net income per share-diluted	$0.21	$0.25

Note 5. Equity Compensation Plans

(in thousands, except per share data)

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

The following table is a summary of the stock option activity for the three months ended March 31, 2020:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	40,500	$21.49	—	$—
Granted	—	—	—	—
Exercised	(4,500)	19.18	—	—
Expired	—	—	—	—

Outstanding at March 31, 2020	36,000	$21.78	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at March 31, 2020, was $15,480. No options were outstanding under the 2013 Plan as of March 31, 2020.

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

Note 6. Income Taxes

(in thousands)

For the three months ended March 31, 2020 and 2019, the Company recorded a provision for income taxes totaling $225 and $195, respectively. The effective tax rate was 16.5% and 13.7% for the three months ending March 31, 2020 and 2019, respectively.

The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 7. Securities

(in thousands)

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$44,574	$191	$—	$44,765
Mortgage backed securities	367,582	6,024	118	373,488
State, County, Municipals	62,484	931	94	63,321
Other Securities	500	3	—	503

Total	$475,140	$7,149	$212	$482,077

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$97,400	$—	$289	$97,111
Mortgage backed securities	308,310	640	2,050	306,900
State, County, Municipals	59,724	708	60	60,372

Total	$465,434	$1,348	$2,399	$464,383

At March 31, 2020 and December 31, 2019, securities with a carrying value of $418,632 and $413,275, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2020 and December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$845	$848	$345	$345
Due after one year through five years	38,070	38,117	89,920	89,681
Due after five years through ten years	17,681	18,019	18,678	18,808
Due after ten years	50,962	51,605	48,181	48,649
Residential mortgage backed securities	320,902	326,742	259,309	258,415
Commercial mortgage backed securities	46,680	46,746	49,001	48,485

Total	$475,140	$482,077	$465,434	$464,383

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2020 and December 31, 2019.

A summary of unrealized loss information for securities available-for-sale, categorized by security type follows:

March 31, 2020	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	25,319	93	5,566	25	30,885	118
State, County, Municipal	12,380	92	651	2	13,031	94

Total	$37,699	$185	$6,217	$27	$43,916	$212

December 31, 2019	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$76,682	$217	$20,429	$72	$97,111	$289
Mortgage backed securities	101,730	871	76,630	1,179	178,360	2,050
State, County, Municipal	8,280	37	3,731	23	12,011	60

Total	$186,692	$1,125	$100,790	$1,274	$287,482	$2,399

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at March 31, 2020 nor at December 31, 2019.

Note 8. Non Purchased Loans

(in thousands, except number of loans)

“Purchased” loans are those acquired in any of the Company’s previous acquisitions. “Non Purchased” loans include all of the Company’s other loans. For purposes of Note 8, all references to “loans” mean non purchased loans.

The composition of net loans at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$78,059	$66,428
Farmland	15,241	15,595
1-4 Family Mortgages	88,400	87,631
Commercial Real Estate	207,453	207,604

Total Real Estate Loans	389,153	377,258
Business Loans:
Commercial and Industrial Loans	82,207	84,611
Farm Production and Other Farm Loans	649	683

Total Business Loans	82,856	85,294
Consumer Loans:
Credit Cards	1,629	1,833
Other Consumer Loans	11,445	12,060

Total Consumer Loans	13,074	13,893

Total Gross Loans	485,083	476,445
Unearned Income	(5)	(8)
Allowance for Loan Losses	(3,816)	(3,755)

Loans, net	$481,262	$472,682

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

Period-end, non-accrual loans, segregated by class, were as follows:

	March 31, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$111	$111
Farmland	230	232
1-4 Family Mortgages	2,054	2,160
Commercial Real Estate	8,966	9,082

Total Real Estate Loans	11,361	11,585
Business Loans:
Commercial and Industrial Loans	512	338
Farm Production and Other Farm Loans	10	10

Total Business Loans	522	348
Consumer Loans:
Other Consumer Loans	58	60

Total Consumer Loans	58	60

Total Nonaccrual Loans	$11,941	$11,993

An aging analysis of past due loans, segregated by class, as of March 31, 2020, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$567	$111	$678	$77,381	$78,059	$—
Farmland	376	—	376	14,865	15,241	—
1-4 Family Mortgages	2,263	496	2,759	85,641	88,400	—
Commercial Real Estate	18,676	2,890	21,566	185,887	207,453	—

Total Real Estate Loans	21,882	3,497	25,379	363,774	389,153	—
Business Loans:
Commercial and Industrial Loans	531	296	827	81,380	82,207	12
Farm Production and Other Farm Loans	35	—	35	614	649	—

Total Business Loans	566	296	862	81,994	82,856	12
Consumer Loans:
Credit Cards	34	2	36	1,593	1,629	2
Other Consumer Loans	117	44	161	11,284	11,445	—

Total Consumer Loans	151	46	197	12,877	13,074	2

Total Loans	$22,599	$3,839	$26,438	$458,645	$485,083	$14

An aging analysis of past due loans, segregated by class, as of December 31, 2019 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$736	$—	$736	$65,692	$66,428	$—
Farmland	171	39	210	15,385	15,595	39
1-4 Family Mortgages	3,116	777	3,893	83,738	87,631	147
Commercial Real Estate	8,511	2,080	10,591	197,013	207,604	18

Total Real Estate Loans	12,534	2,896	15,430	361,828	377,258	204
Business Loans:
Commercial and Industrial Loans	586	312	898	83,713	84,611	52
Farm Production and Other Farm Loans	17	—	17	666	683	—

Total Business Loans	603	312	915	84,379	85,294	52
Consumer Loans:
Credit Cards	45	18	63	1,770	1,833	18
Other Consumer Loans	172	42	214	11,846	12,060	—

Total Consumer Loans	217	60	277	13,616	13,893	18

Total Loans	$13,354	$3,268	$16,622	$459,823	$476,445	$274

Loans are considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at all loans over $100 that are past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans as of March 31, 2020, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$111	$58	$53	$111	$16	$111
Farmland	250	250	—	250	—	$251
1-4 Family Mortgages	805	795	10	805	8	$822
Commercial Real Estate	11,463	6,011	3,736	9,747	559	$9,768

Total Real Estate Loans	12,629	7,114	3,799	10,913	583	$10,952
Business Loans:
Commercial and Industrial Loans	433	233	200	433	94	$289

Total Business Loans	433	233	200	433	94	$289

Total Loans	$13,062	$7,347	$3,999	$11,346	$677	$11,241

Impaired loans as of December 31, 2019, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$111	$58	$53	$111	$16	$56
Farmland	252	252	—	252	—	$261
1-4 Family Mortgages	839	740	99	839	28	$996
Commercial Real Estate	11,506	5,949	3,840	9,789	566	$9,337

Total Real Estate Loans	12,708	6,999	3,992	10,991	610	$10,650
Business Loans:
Commercial and Industrial Loans	144	—	144	144	72	$72

Total Business Loans	144	—	144	144	72	$72

Total Loans	$12,852	$6,999	$4,136	$11,135	$682	$10,722

The following table presents troubled debt restructurings, segregated by class:

		Pre-Modification	Post-Modification
March 31, 2020		Outstanding	Outstanding
	Number of Loans	Recorded Investment	Recorded Investment
Commercial real estate	3	$4,871	$2,427

Total	3	$4,871	$2,427

		Pre-Modification	Post-Modification
December 31, 2019		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Commercial real estate	3	$4,871	$2,495

Total	3	$4,871	$2,495

Changes in the Corporation’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(287)

Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(68)

Total at March 31, 2020	3	$2,427

The allocated allowance for loan losses attributable to restructured loans was $-0- at March 31, 2020 and December 31, 2019. The Corporation had no commitments to lend additional funds on these troubled debt restructurings as of March 31, 2020.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2020.

The following table details the amount of gross loans, segregated by loan grade and class, as of March 31, 2020:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$75,338	$2,099	$622	$—	$—	$78,059
Farmland	14,163	327	751	—	—	15,241
1-4 Family Mortgages	79,860	2,346	6,168	—	26	88,400
Commercial Real Estate	169,660	20,874	16,919	—	—	207,453

Total Real Estate Loans	339,021	25,646	24,460	—	26	389,153
Business Loans:
Commercial and Industrial Loans	77,968	275	3,951	13	—	82,207
Farm Production and Other Farm Loans	636	—	3	—	10	649

Total Business Loans	78,604	275	3,954	13	10	82,856
Consumer Loans:
Credit Cards	1,593	—	36	—	—	1,629
Other Consumer Loans	11,295	45	59	41	5	11,445

Total Consumer Loans	12,888	45	95	41	5	13,074

Total Loans	$430,513	$25,966	$28,509	$54	$41	$485,083

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2019:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$64,112	$1,682	$634	$—	$—	$66,428
Farmland	14,533	331	731	—	—	15,595
1-4 Family Mortgages	79,068	1,917	6,646	—	—	87,631
Commercial Real Estate	169,270	21,266	17,068	—	—	207,604

Total Real Estate Loans	326,983	25,196	25,079	—	—	377,258
Business Loans:
Commercial and Industrial Loans	80,289	128	4,194	—	—	84,611
Farm Production and Other Farm Loans	669	—	4	—	10	683

Total Business Loans	80,958	128	4,198	—	10	85,294
Consumer Loans:
Credit Cards	1,770	—	63	—	—	1,833
Other Consumer Loans	11,907	59	53	41	—	12,060

Total Consumer Loans	13,677	59	116	41	—	13,893

Total Loans	$421,618	$25,383	$29,393	$41	$10	$476,445

Note 9. Purchased Loans

(in thousands)

For purposes of this Note 9, all references to “loans” means purchased loans.

The following is a summary of purchased loans:

	March 31, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$13,029	$14,722
Farmland	504	510
1-4 Family Mortgages	32,157	35,952
Commercial Real Estate	30,789	32,436

Total Real Estate Loans	76,479	83,620
Business Loans:
Commercial and Industrial Loans	12,903	14,153
Farm Production and Other Farm Loans	871	884

Total Business Loans	13,774	15,037
Consumer Loans:
Credit Cards	—	—
Other Consumer Loans	1,648	1,973

Total Consumer Loans	1,648	1,973

Total Purchased Loans	$91,901	$100,630

An age analysis of past due loans, segregated by class of loans, as of March 31, 2020, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$610	$—	$610	$12,419	$13,029	$—
Farmland	167	—	167	337	504	—
1-4 Family Mortgages	189	53	242	31,915	32,157	—
Commercial Real Estate	17	4	21	30,768	30,789	—

Total Real Estate Loans	983	57	1,040	75,439	76,479	—
Business Loans:
Commercial and Industrial Loans	74	—	74	12,829	12,903	—
Farm Production and Other Farm Loans	—	—	—	871	871	—

Total Business Loans	74	—	74	13,700	13,774	—
Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	32	—	32	1,616	1,648	—

Total Consumer Loans	32	—	32	1,616	1,648	—

Total Loans	$1,089	$57	$1,146	$90,755	$91,901	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2019, is as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$528	$—	$528	$14,194	$14,722	$—
Farmland	—	—	—	510	510	—
1-4 Family Mortgages	444	—	444	35,508	35,952	—
Commercial Real Estate	603	—	603	31,833	32,436	—

Total Real Estate Loans	1,575	—	1,575	82,045	83,620	—
Business Loans:
Commercial and Industrial Loans	379	3	382	13,771	14,153	—
Farm Production and Other Farm Loans	—	—	—	884	884	—

Total Business Loans	379	3	382	14,655	15,037	—
Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	49	8	57	1,916	1,973	—

Total Consumer Loans	49	8	57	1,916	1,973	—

Total Loans	$2,003	$11	$2,014	$98,616	$100,630	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of March 31, 2020:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$12,163	$780	$86	$—	$—	$13,029
Farmland	504	—	—	—	—	504
1-4 Family Mortgages	29,975	1,516	666	—	—	32,157
Commercial Real Estate	28,956	1,546	287	—	—	30,789

Total Real Estate Loans	71,598	3,842	1,039	—	—	76,479
Business Loans:
Commercial and Industrial Loans	11,999	588	316	—	—	12,903
Farm Production and Other Farm Loans	871	—	—	—	—	871

Total Business Loans	12,870	588	316	—	—	13,774
Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	1,615	33	—	—	—	1,648

Total Consumer Loans	1,615	33	—	—	—	1,648

Total Loans	$86,083	$4,463	$1,355	$—	$—	$91,901

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of December 31, 2019:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$13,890	$789	$43	$—	$—	$14,722
Farmland	510	—	—	—	—	510
1-4 Family Mortgages	33,737	1,535	680	—	—	35,952
Commercial Real Estate	30,780	1,656	—	—	—	32,436

Total Real Estate Loans	78,917	3,980	723	—	—	83,620
Business Loans:
Commercial and Industrial Loans	13,545	608	—	—	—	14,153
Farm Production and Other Farm Loans	884	—	—	—	—	884

Total Business Loans	14,429	608	—	—	—	15,037
Consumer Loans:
Credit Cards	—	—	—	—	—	—
Other Consumer Loans	1,937	36	—	—	—	1,973

Total Consumer Loans	1,937	36	—	—	—	1,973

Total Loans	$95,283	$4,624	$723	$—	$—	$100,630

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	March 31, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$36	$43
Farmland	—	—
1-4 Family Mortgages	692	706
Commercial Real Estate	4	—

Total Real Estate Loans	732	749

Total PCD Loans	$732	$749

Non-accrual loans of $82 and $33 are included in 1-4 Family Mortgages at March 31, 2020 and December 31, 2019 and $4 are included in Commercial Real Estate at March 31, 2020.

The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
Contractually-required principal	$993
Nonaccretable difference	(68)

Cash flows expected to be collected	925
Accretable yield	(36)

Fair Value	$889

Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Balance at January 1, 2020	$(16)
Additions through acquisition	—
Reclasses from nonaccretable difference	(13)
Accretion	5
Charge-off	—

Balance at March 31, 2020	$(24)

There were no loans classified as TDRs purchased as part of the acquisition of Charter.

The following table presents the fair value of loans purchased from Charter as of the October 1, 2019 acquisition date:

October 1, 2019
At acquisition date:
Contractually-required principal	$104,127
Nonaccretable difference	(68)
Cash flows expected to be collected	104,059
Accretable yield	(394)

Fair Value	$103,665

Note 10. Allowance for Loan Losses

(in thousands)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

	Real Estate	Business Loans	Consumer	Total
March 31, 2020
Beginning Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	184	3	127	314
Chargeoffs	222	23	55	300
Recoveries	14	24	9	47

Net (recoveries) chargeoffs	208	(1)	46	253

Ending Balance	$3,051	$375	$390	$3,816

Period end allowance allocated to:
Loans individually evaluated for impairment	$582	$95	$—	$677
Loans collectively evaluated for impairment	2,469	280	390	3,139

Ending Balance, March 31, 2020	$3,051	$375	$390	$3,816

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

	Real Estate	Business Loans	Consumer	Total
March 31, 2019
Beginning Balance, January 1, 2019	$2,845	$222	$305	$3,372
Provision for loan losses	(63)	99	159	195
Chargeoffs	—	12	25	37
Recoveries	12	4	14	30

Net (recoveries) chargeoffs	(12)	8	11	7

Ending Balance	$2,794	$313	$453	$3,560

Period end allowance allocated to:
Loans individually evaluated for impairment	$417	$5	$—	$422
Loans collectively evaluated for impairment	2,377	308	453	3,138

Ending Balance, March 31, 2019	$2,794	$313	$453	$3,560

The Corporation’s recorded investment in loans as of March 31, 2020 and December 31, 2019 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

	Real Estate	Business Loans	Consumer	Total
March 31, 2020
Loans individually evaluated for specific impairment	$10,913	$433	$—	$11,346
Loans collectively evaluated for general impairment	453,987	96,197	14,722	564,906
Acquired with deteriorated credit quality	732	—	—	732

	$465,632	$96,630	$14,722	$576,984

	Real Estate	Business Loans	Consumer	Total
December 31, 2019
Loans individually evaluated for specific impairment	$10,991	$144	$—	$11,135
Loans collectively evaluated for general impairment	449,138	100,187	15,866	565,191
Acquired with deteriorated credit quality	749	—	—	749

	$460,878	$100,331	$15,866	$577,075

Note 11. Premises and Equipment

The Company leases certain premises and equipment under operating leases. At March 31, 2020, the Company had lease liabilities and ROU assets totaling $690 thousand related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 1.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.3%.

Lease costs were as follows:

Three Months Ended
March 31, 2020
(in thousands)
Operating lease cost	$92
Short-term lease cost	6
Variable lease cost	—

$98

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the three months ended March 31, 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Three Months Ended
March 31, 2020
(in thousands)
Lease payments due:
Within one year	$348
After one year but within two years	306
After two years but within three years	60
After three year but within four years	—
After four years but within five years	—
After five years	—

Total undiscounted cash flows	714
Discount on cash flows	(24)

Total lease liability	$690

Note 12. Goodwill and Other Intangible Assets

(in thousands)

The carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

Total
Balance at January 1, 2020	$13,103
Measurement period adjustment to goodwill from Charter acquisition	27

Balance at March 31, 2020	$13,130

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	March 31, 2020	December 31, 2019
Core deposit intangible	$739	$766
Accumulated amortization	(27)	(27)

Total finite-lived intangible assets	$712	$739

Core deposit intangible amortization expense for the three month periods ended March 31, 2020 and 2019 was $27 and $-0-, respectively. The estimated amortization expense of finite-lived intangible assets for the fived succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2020	$82
2021	109
2022	109
2023	109
2024	109
Thereafter	194

$712

Note 13. Shareholders’ Equity

(in thousands, except share data)

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income	—	—	—	—	1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2019	4,904,530	$981	$4,298	$(14,975)	$93,562	$83,866
Net income	—	—	—	—	1,227	1,227
Dividends paid ($0.24 per share)	—	—	—	—	(1,177)	(1,177)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	6,622	—	6,622

Balance, March 31, 2019	4,904,530	$981	$4,339	$(8,353)	$93,612	$90,579

Note 14. Fair Value of Financial Instruments

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$44,765	$—	$44,765
Mortgage-backed securities	—	373,488	—	373,488
State, county and municipal obligations	—	63,321	—	63,321
Other securities	503	—	—	503

Total	$503	$481,574	$—	$482,077

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$97,111	$—	$97,111
Mortgage-backed securities	—	306,900	—	306,900
State, county and municipal obligations	—	60,372	—	60,372

Total	$—	$464,383	$—	$464,383

The Corporation recorded no gains or losses in earnings for the period ended March 31, 2020 or December 31, 2019 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

For assets measured at fair value on a nonrecurring basis during 2020 that were still held on the Corporation’s balance sheet at March 31, 2020, the following table provides the hierarchy level and the fair value of the related assets:

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$254	$254

Total	$—	$—	$254	$254

The following table presents information as of March 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

			Significant Unobservable	Range of
Financial instrument	Fair Value	Valuation Technique	Inputs	Inputs
Impaired loans	$254	Appraised value of collateral less	Estimated costs to sell	25%
		estimated costs to sell

For assets measured at fair value on a nonrecurring basis during 2019 that were still held on the Corporation’s balance sheet at December 31, 2019, the following table provides the hierarchy level and the fair value of the related assets:

Fair Value Measurements Using:
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$4,576	$4,576

Total	$—	$—	$4,576	$4,576

Impaired loans with a carrying value of $390 and $5,003 had an allocated allowance for loan losses of $136 and $427 at March 31, 2020 and December 31, 2019, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $-0- was necessary and recorded during the three-month period ended March 31, 2020 and the year ended December 31, 2019.

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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2020:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
March 31, 2020	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$19,610	$19,610	$—	$—	$19,610
Interest bearing deposits with banks	61,909	61,909	—	—	61,909
Securities available-for-sale	482,077	503	481,574	—	482,077
Net loans	573,163	—	—	566,944	566,944
Financial liabilities Deposits	$925,888	$693,750	$234,138	$—	$927,888
Securities sold under agreement to repurchase	159,442	159,442	—	—	159,442

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2019:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2019	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$15,937	$15,937	$—	$—	$15,937
Federal funds sold	1,600	1,600	—	—	1,600
Interest bearing deposits with banks	58,557	58,557	—	—	58,557
Securities available-for-sale	464,383	—	464,383	—	464,383
Net loans	573,312	—	—	569,640	569,640
Financial liabilities Deposits	$898,996	$642,825	$258,100	$—	$900,925
Securities sold under agreement to repurchase	170,410	170,410	—	—	170,410

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates including, but not limited to, the negative impacts and disruptions resulting from the recent outbreak of COVID-19;

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2020, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,216 and total deposits of $927,645. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY

The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at March 31, 2020, was 21.67% and at December 31, 2019, was 24.87%. The decrease was due to an increase in deposits at March 31, 2020. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $925,888 at March 31, 2020, and $898,996 at December 31, 2019. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $482,077 invested in available-for-sale investment securities at March 31, 2020, and $464,383 at December 31, 2019. This increase was due to purchases coupled with an increase in the market value of the Corporation’s investment securities portfolio in excess of paydowns, maturities, sales and calls.

The Corporation also had $61,909 in interest bearing deposits at other banks at March 31, 2020 and $58,557 at December 31, 2019. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both March 31, 2020 and December 31, 2019. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At March 31, 2020, the Corporation had unused and available $223,047 of its line of credit with the FHLB and at December 31, 2019, the Corporation had unused and available $177,592 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2019 to March 31, 2020, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of $-0- as of March 31, 2020 and December 31, 2019. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $118,744 at March 31, 2020, as compared to $112,800 at December 31, 2019. The increase in shareholders’ equity was the result of a decrease in the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by dividends paid in excess of earnings. The market value adjustment, which was an increase due to general market conditions, specifically the decrease in medium term interest rates, caused an increase in the market price of the Corporation’s investment portfolio.

The Corporation paid aggregate cash dividends in the amount of $1,339, or $0.24 per share, during the three-month period ended March 31, 2020 compared to $1,177, or $0.24 per share, for the same period in 2019.

Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2020, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Citizens Holding Company Tier 1 leverage ratio	$98,695	8.30%	$59,432	5.00%	$47,546	4.00%
Common Equity tier 1 capital ratio	98,695	13.82%	77,262	6.50%	53,489	4.50%
Tier 1 risk-based capital ratio	98,695	13.82%	57,147	8.00%	42,861	6.00%
Total risk-based capital ratio	102,510	14.35%	71,434	10.00%	57,147	8.00%
December 31, 2019
Citizens Holding Company Tier 1 leverage ratio	$98,733	8.33%	$59,270	5.00%	$47,416	4.00%
Common Equity tier 1 capital ratio	98,733	13.86%	77,051	6.50%	53,343	4.50%
Tier 1 risk-based capital ratio	98,733	13.86%	56,972	8.00%	42,729	6.00%
Total risk-based capital ratio	102,488	14.39%	71,215	10.00%	56,972	8.00%

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

Management believes that, as of March 31, 2020, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2020	2019
Interest Income, including fees	$9,709	$8,384
Interest Expense	2,324	2,174

Net Interest Income	7,385	6,210
Provision for loan losses	314	195

Net Interest Income after
Provision for loan losses	7,071	6,015
Other Income	2,381	2,047
Other Expense	8,067	6,640

Income Before Provision For
Income Taxes	1,385	1,422
Provision for Income Taxes	225	195

Net Income	$1,160	$1,227

Net Income Per share - Basic	$0.21	$0.25

Net Income Per Share - Diluted	$0.21	$0.25

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 4.11% for the three months ended March 31, 2020, and 5.70% for the corresponding period in 2019. The decrease in ROE for the three months ended March 31, 2020 was caused by the increase in equity balances and a decrease in net income compared to the same period in 2019.

Book value per share increased to $21.27 at March 31, 2020, compared to $20.22 at December 31, 2019. The increase in book value per share reflects an increase in the fair value of the Corporation’s investment securities partially offset by dividends in excess of earnings. Average assets for the three months ended March 31, 2020 were $1,202,483 compared to $1,164,570 for the year ended December 31, 2019. This increase was due mainly to an increase in investment securities.

NET INTEREST INCOME / NET INTEREST MARGIN

One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.

The annualized net interest margin was 2.72% for the three months ended March 31, 2020 compared to 2.74% for the corresponding period of 2019. The decrease in net interest margin for the three months ended March 31, 2020, when compared to the same period in 2019, was overall minimal as yields on earning assets and rates on interest bearing liabilities decreased proportionally, as detailed below. Earning assets averaged $1,109,562 for the three months ended March 31, 2020. This represents an increase of $179,885, or 19.3%, over average earning assets of $929,677 for the three months ended March 31, 2019.

Interest bearing deposits averaged $731,470 for the three months ended March 31, 2020. This represents an increase of $97,486, or 15.4%, from the average of interest-bearing deposits of $633,984 for the three months ended March 31, 2019. This was due to an increase in interest-bearing NOW and money market accounts, savings and certificates of deposit.

Other borrowed funds averaged $158,424 for the three months ended March 31, 2020. This represents an increase of $51,635, or 48.4%, over the other borrowed funds of $106,789 for the three months ended March 31, 2019. This increase in other borrowed funds was due to an increase in securities sold under agreements to repurchase for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.

Net interest income was $7,385 for the three months ended March 31, 2020, an increase of $1,175 from $6,210 for the three months ended March 31, 2019, primarily due to an increase in the loan volume from the same period in 2019. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the three months ended March 31, 2020, the yields on earning assets decreased and the rates paid on deposits decreased from the same period in 2019. The yield on all interest-bearing assets decreased 11 basis points to 3.56% in the three months ended March 31, 2020 from 3.67% for the same period in 2019. At the same time, the rate paid on all interest-bearing liabilities for the three months ended March 31, 2020 decreased 14 basis points to 1.05% from 1.19% in the same period in 2019. As longer term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will both increase.

The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months
	Ended March 31,
	2020	2019
Interest and Fees	$7,480	$5,450
Average Gross Loans	574,755	435,070
Annualized Yield	5.21%	5.01%

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

The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$576,984	$577,075	$(91)	-0.02%
Allowance for Loan Losses	3,816	3,755	61	1.62%
Nonaccrual Loans	11,941	11,993	(52)	-0.43%
Ratios:
Allowance for loan losses to gross loans	0.66%	0.65%
Net loans charged off (recovered) to allowance for loan losses	6.63%	5.06%

The provision for loan losses for the three months ended March 31, 2020 was $314, an increase of $119 from the provision for loan losses of $195 for the same period in 2019. The change in the Corporation’s loan loss provisions for the three months ended March 31, 2020 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. As a result of the COVID-19 virus, the Corporation increased the allowance for loan losses qualitatively, specifically related to exposures that we felt were more “at-risk” than others, including hotels, restaurants and retail real estate. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.

For the three months ended March 31, 2020, net loan losses charged to the allowance for loan losses totaled $253, an increase of $246 from the $7 charged off in the same period in 2019. The decrease was primarily due to one significant charge-off during the first quarter of 2020.

Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2020 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required. We are working with customers directly affected by COVID-19. We have been and continue to be prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communications with borrowers to better understand their situation and challenges faced, allowing us to proactively respond as needs and issues arise.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2020 was $2,381, an increase of $334, or 16.3%, from $2,047 in the same period in 2019. Service charges on deposit accounts were $1,049 in the three months ended March 31, 2020, compared to $1,097 for the same period in 2019. Other service charges and fees increased by $89, or 13.0%, to $773 in the three months ended March 31, 2020, compared to $684 for the same period in 2019. Other operating income not derived from service charges or fees increased $293, or 110.2% to $559 in the three months ended March 31, 2020, compared to $266 for the same period in 2019. This increase was primarily due to two reasons, (1) an increase in gains from security sales due to strategic investment decisions and (2) an increase in mortgage loan origination income due to a decrease in long-term mortgage rates.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months
	Ended March 31,
Other operating income	2020	2019
BOLI Income	$106	$126
Mortgage Loan Origination Income	247	48
Income from security sales, net	77	—
Other Income	129	92

Total Other Income	$559	$266

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2020 and 2019 were $8,067 and $6,640, respectively, an increase of $1,426 or 21.5%. Salaries and benefits increased to $4,435 for the three months ended March 31, 2020, from $3,547 for the same period in 2019. Occupancy expense increased by $236, or 16.6%, to $1,659 for the three months ended March 31, 2020, compared to $1,423 for the same period of 2019. Other operating expenses increased by $302, or 18.1%, to $1,973 for the three months ended March 31, 2020, compared to $1,670 for the same period of 2019. This increase was mainly due to an increase in legal and consulting fees, advertising, office supplies and telephone expense.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months
	Ended March 31,
Other Operating Expense	2020	2019
Advertising	$204	$179
Office Supplies	292	217
Professional Fees	258	133
Telephone expense	158	112
Postage and Freight	141	149
Loan Collection Expense	23	8
Regulatory and related expense	66	84
Debit Card/ATM expense	135	121
Travel and Convention	53	37
Other expenses	643	630

Total Other Expense	$1,973	$1,670

The Corporation’s efficiency ratio for the three months ended March 31, 2020 was 84.74%, compared to 76.34% for the same period in 2019. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cash and Due From Banks	$19,610	$15,937	$3,673	23.05%
Interest Bearing deposits with
Other Banks	61,909	58,557	3,352	5.72%
Investment Securities	482,077	464,383	17,694	3.81%
Loans, net	573,163	573,312	(149)	-0.03%
Premises and Equipment	24,495	24,672	(177)	-0.72%
Total Assets	1,216,111	1,195,434	20,677	1.73%
Total Deposits	925,888	898,996	26,892	2.99%
Total Shareholders’ Equity	118,744	112,800	5,944	5.27%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2020 was $19,610, which was an increase of $3,673 from the balance of $15,937 at December 31, 2019. The increase was due to an increase in the balances being held at the Company’s branches due to uncertainty around the COVID-19 pandemic.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at March 31, 2020 increased by $17,694, or 3.8%, to $482,077 from $464,383 at December 31, 2019. This increase was due to sales, maturities, paydowns and calls in excess of purchases and increases in the market value of the Corporation’s investment securities portfolio.

LOANS

The Corporation’s loan balance decreased by $149, or 0.3%, during the three months ended March 31, 2020, to $573,163 from $573,312 at December 31, 2019. Loan demand, especially in land development and construction, commercial and industrial, and commercial real estate categories, remained strong during the three months ended March 31, 2020 but competition for available loans continued to be strong during that period. Additionally, the uncertainty surrounding the COVID-19 pandemic has put a lot of projects on hold in the near term. No material changes were made to the loan products offered by the Corporation during this period.

PREMISES AND EQUIPMENT

During the three months ended March 31, 2020, the Corporation’s premises and equipment decreased by $177, or 0.7%, to $24,495 from $24,672 at December 31, 2019. The increase was due to the purchase of a piece of property for expansion partially offset by depreciation expense.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$195,843	$190,406	$5,437	2.86%
Interest-Bearing Deposits	410,485	369,354	41,131	11.14%
Savings Deposits	87,422	83,065	4,357	5.25%
Certificates of Deposit	232,138	256,171	(24,033)	-9.38%

Total deposits	$925,888	$898,996	$26,892	2.99%

Noninterest-bearing, interest-bearing and savings accounts increased during the three months ended March 31, 2020 while certificates of deposit decreased slightly. Management continually monitors the interest rates on loan and deposit products to ensure that the Corporation is in line with the rates dictated by the market and our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 3 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Corporation’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	24.4%	32.7%	6.4%	20.9%
+300 basis points	22.3%	27.6%	6.3%	17.5%
+200 basis points	18.3%	20.7%	5.7%	13.3%
+100 basis points	11.8%	11.4%	3.0%	7.0%
Flat rates	—	—	—	—
-100 basis points	-7.0%	-7.4%	-7.3%	-7.5%
-200 basis points	-8.0%	-7.5%	-14.5%	-15.1%

The following table presents the change in our economic value of equity as of March 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2020	December 31, 2019
+400 basis points	30.9%	7.1%
+300 basis points	32.4%	8.0%
+200 basis points	29.6%	7.8%
+100 basis points	17.9%	5.4%
Flat rates	—	—
-100 basis points	-27.1%	-18.5%
-200 basis points	-46.7%	-42.3%

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Corporation’s business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, which the Corporation filed with the Securities and Exchange Commission on March 13, 2020. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, the Corporation’s quarterly reports on Form 10-Q and other reports and forms filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

The outbreak of the novel coronavirus (“COVID-19”) could adversely affect the Corporation’s business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. As a result, the COVID-19 pandemic could have an adverse effect on the Corporation’s business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. Additionally, in response to the COVID-19 pandemic, the state government of Mississippi, where all of the Bank’s branch offices and the Corporation’s principal executive office are located, and the governments of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego activities outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Bank operates. The ultimate effects of COVID-19 on the broader economy and the markets that the Bank serves are not known. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect the Corporation’s interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on the Corporation’s business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;

•	a work stoppage, forced quarantine, or other interruption of the Corporation’s business;

•	unavailability of key personnel necessary to conduct the Corporation’s business activities;

•	sustained closures of the Bank’s branch lobbies or the offices of the Bank’s customers;

•	declines in demand for loans and other banking services and products;

•	reduced consumer spending due to both job losses and other effects attributable to the pandemic;

•	unprecedented volatility in United States financial markets;

•	volatile performance of the Corporation’s investment securities portfolio;

•	decline in the credit quality of the Bank’s loan portfolio, owing to the effects of COVID-19 in the markets the Bank serves, leading to a need to increase the Corporation’s allowance for loan losses;

•	declines in value of collateral for loans, including real estate collateral;

•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and

•

declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets the Bank serves, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in the Corporation’s markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect the Company’s business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which the Bank operates. This could result in further decline in demand for the Bank’s banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and growth strategy of the Corporation.

The Corporation is taking precautions to protect the safety and well-being of its employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can the Corporation predict the level of disruption which will occur to employee’s ability to provide customer support and service. If the Corporation is unable to recover from a business disruption on a timely basis, its business, financial condition and results of operations could be materially and adversely affected. The Corporation may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect its business, financial condition and results of operations.

Since the Bank is a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

DATE: May 8, 2020