Form 10-Q
period 2020-06-30
CITIZENS HOLDING CO /MS/
filed 2020-08-07
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     ☐  Yes    ☒  No
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2020:

Title	Outstanding
Common Stock, $0.20 par value	5,586,381

CITIZENS HOLDING COMPANY

PART I.
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,003	$15,937
Interest bearing deposits with other banks	41,184	58,557
Federal funds sold	—	1,600
Investment securities available for sale, at fair value	627,719	464,383
Loans, net of allowance for loan losses of $4,257 in 2020 and $3,755 in 2019	631,940	573,312
Premises and equipment, net	24,286	24,672
Other real estate owned, net	4,358	3,552
Accrued interest receivable	5,913	4,181
Cash surrender value of life insurance	25,375	25,088
Deferred tax assets, net	1,328	3,684
Other assets	20,118	20,468

TOTAL ASSETS	$1,402,224	$1,195,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$254,214	$190,406
Interest-bearing NOW and money market accounts	501,327	369,354
Savings deposits	96,165	83,065
Certificates of deposit	223,642	256,171

Total deposits	1,075,348	898,996
Securities sold under agreement to repurchase	193,780	170,410
Accrued interest payable	699	1,128
Deferred compensation payable	9,505	9,453
Other liabilities	3,523	2,647

Total liabilities	1,282,855	1,082,634
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 5,586,381 shares issued and outstanding at June 30, 2020 and 5,578,131 at December 31, 2019	1,118	1,116
Additional paid-in capital	18,049	17,883
Retained earnings	94,531	94,590
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1,885) at March 31, 2020 and $262 at December 31, 2019	5,671	(789)

Total shareholders’ equity	119,369	112,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,402,224	$1,195,434

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$7,632	$5,830	$15,112	$11,280
Interest on securities
Taxable	2,100	2,226	3,757	4,308
Nontaxable	364	513	704	1,130
Other interest	31	82	263	316

Total interest income	10,127	8,651	19,836	17,034
INTEREST EXPENSE
Deposits	1,612	1,917	3,581	3,645
Other borrowed funds	165	528	520	973

Total interest expense	1,777	2,445	4,101	4,618

NET INTEREST INCOME	8,350	6,206	15,735	12,416
PROVISION FOR LOAN LOSSES	622	265	936	460

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,728	5,941	14,799	11,956
OTHER INCOME
Service charges on deposit accounts	668	1,046	1,717	2,143
Other service charges and fees	871	770	1,644	1,453
Other operating income	931	257	1,490	523

Total other income	2,470	2,073	4,851	4,119

OTHER EXPENSES
Salaries and employee benefits	4,307	3,470	8,742	7,016
Occupancy expense	2,036	1,410	3,695	2,832
Other expense	2,001	1,443	3,974	3,114

Total other expenses	8,344	6,323	16,411	12,962

INCOME BEFORE PROVISION FOR INCOME TAXES	1,854	1,691	3,239	3,113
PROVISION FOR INCOME TAXES	392	320	617	515

NET INCOME	$1,462	$1,371	$2,622	$2,598

NET INCOME PER SHARE -Basic	$0.26	$0.28	$0.47	$0.53

-Diluted	$0.26	$0.28	$0.47	$0.53

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Net income	$1,462	$1,371	$2,622	$2,598
Other comprehensive income
Securities available-for-sale
Unrealized holding gains	285	7,149	8,197	15,972
Income tax effect	(71)	(1,784)	(2,045)	(3,985)

	214	5,365	6,152	11,987
Reclassification adjustment for gains (losses) included in net income	333	(54)	410	(54)
Income tax effect	(83)	14	(102)	13

	250	(40)	308	(41)

Total other comprehensive income	464	5,325	6,460	11,946

Comprehensive income	$1,926	$6,696	$9,082	$14,544

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$5,871	$5,294
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	135,188	23,345
Proceeds from sale of investment securities	71,168	60,111
Purchases of investment securities available for sale	(363,823)	(108,815)
Purchases of bank premises and equipment	(163)	(879)
Proceeds from sales of bank premises and equipment	124	—
Decrease in federal funds sold	1,600	—
Increase in interest bearing deposits with other banks	17,373	6,886
Proceeds from sale of other real estate	392	170
Net increase in loans	(60,792)	(36,592)

Net cash used in investing activities	(198,933)	(55,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	176,353	38,637
Increase in securities sold under agreement to repurchase	23,370	11,362
Increase in federal funds purchased	—	12,000
Proceeds from exercise of stock options	86	—
Payment of dividends	(2,681)	(2,356)

Net cash provided by financing activities	197,128	59,643

Net increase in cash and due from banks	4,066	9,163
Cash and due from banks, beginning of period	15,937	12,592

Cash and due from banks, end of period	$20,003	$21,755

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2020
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Corporation”). In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation.
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

Financial position and results of operations
The Company’s fee income has been, and could continue to be, reduced due to
COVID-19. In
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
Asset valuation
Currently, the Company does not expect
COVID-19
to affect its ability to account timely for the assets on its consolidated statements of financial condition; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.
COVID-19
could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash
charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has been executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days. As the original deferment period for many borrowers starts to expire, the Company is offering an interest-only payment program for up to an additional six months on a loan-by-loan
basis. As of July 24, 2020, the Company has executed 311 deferrals on outstanding loan balances of $226,855. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year
term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of July 24, 2020, the Company has closed 588 SBA PPP loans representing $48,821 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Further, in sensitivity and service to its communities during this unprecedented time, the Company is waiving certain late payments and service charges and has temporarily suspended collection efforts on past due loans.

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
COVID-19
are prolonged.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU
2017-04, “
Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment
” (“ASU
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
ASU
2019-13
“
Fair Value Measurement (Topic 820) – Changes in the Disclosure Requirements for Fair Value Measurement
” (“ASU
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
“
Receivables – Troubled Debt Restructurings by Creditors
,” (“ASC
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

Note 2. Mergers and Acquisitions
(in thousands, except share data)
Merger with Charter Bank
Effective October 1, 2019, the Company completed its acquisition by merger of Charter Bank (“Charter”), in a transaction valued at approximately $19.7 million. The Company issued 666,101 shares of common stock and paid approximately $6.1 million in cash to Charter shareholders, excluding cash paid for fractional shares. At closing, Charter merged with and into the Bank, with the Bank being the surviving corporation in the merger. Operations of Charter are included in the consolidated financial statements of the Corporation for periods subsequent to the acquisition date.
For further information regarding the merger with Charter, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.
Note 3. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2020, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $88,744 compared to an aggregate unused balance of $94,009 at December 31, 2019. There were $4,565 of letters of credit outstanding at June 30, 2020 and $2,436 at December 31, 2019. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	5,580,340	4,897,970	5,573,515	4,895,265
Dilutive effect of granted options	3,449	2,921	2,824	2,697

Diluted weighted average shares outstanding	5,583,789	4,900,891	5,576,339	4,897,962

Net income	$1,462	$1,371	$2,622	$2,598
Net income per share-basic	$0.26	$0.28	$0.47	$0.53
Net income per share-diluted	$0.26	$0.28	$0.47	$0.53
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

The following table is a summary of the stock option activity for the six months ended June 30, 2020:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	40,500	$21.49	—	$—
Granted	—	—	—	—
Exercised	(4,500)	19.18	—	—
Expired	(13,500)	25.72	—	—

Outstanding at June 30, 2020	22,500	$19.41	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at June 30, 2020, was $125,280. No options were outstanding under the 2013 Plan as of June 30, 2020.
During 2020, the Corporation’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 29, 2021 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $169 and will be expensed ratably over the one-year
vesting period.
During 2015, 7,500 shares of restricted stock were granted to the Chief Executive Officer (CEO) that would vest according to a stock performance schedule over the next five years. The stock performance for the Company met the goal for 2016 and the CEO became vested in 20%, or 1,500 shares of the restricted stock at an expense of $32. Again in 2017, the Company met 20% of its goal and the CEO became vested in an additional 1,500 shares of the restricted stock at an expense of $37. The stock performance for the Company did not meet the goal in 2020, 2019 or 2018 and no corresponding expense was recorded. Additionally, the remaining 4,500 shares of restricted stock were forfeited as of June 22, 2020, the expiration of the five-year vesting period.
Note 6. Income Taxes
(in thousands)
For the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes totaling $392 and $320, respectively. The effective tax rate was 21.1% and 18.9% for the three months ending June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes totaling $617 and $515, respectively. The effective tax rate was 19.0% and 16.5% for the six months ending June 30, 2020 and 2019, respectively.
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

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$7,605	$202	$—	$7,807
Mortgage backed securities	546,348	6,734	1,695	551,387
State, County, Municipals	65,711	2,325	21	68,015
Other Securities	500	10	—	510

Total	$620,164	$9,271	$1,716	$627,719

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$97,400	$—	$289	$97,111
Mortgage backed securities	308,310	640	2,050	306,900
State, County, Municipals	59,724	708	60	60,372

Total	$465,434	$1,348	$2,399	$464,383

At June 30, 2020 and December 31, 2019, securities with a carrying value of $559,885 and $413,275, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.
The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2020 and December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$845	$855	$345	$345
Due after one year through five years	1,349	1,384	89,920	89,681
Due after five years through ten years	18,862	19,569	18,678	18,808
Due after ten years	52,760	54,524	48,181	48,649
Residential mortgage backed securities	508,477	512,365	259,309	258,415
Commercial mortgage backed securities	37,871	39,022	49,001	48,485

Total	$620,164	$627,719	$465,434	$464,383

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2020 and December 31, 2019.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

June 30, 2020	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage backed securities	204,746	1,695	—	—	204,746	1,695
State, County, Municipal	3,363	21	—	—	3,363	21

Total	$208,109	$1,716	$—	$—	$208,109	$1,716

December 31, 2019	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$76,682	$217	$20,429	$72	$97,111	$289
Mortgage backed securities	101,730	871	76,630	1,179	178,360	2,050
State, County, Municipal	8,280	37	3,731	23	12,011	60

Total	$186,692	$1,125	$100,790	$1,274	$287,482	$2,399

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at June 30, 2020 nor at December 31, 2019.

Note 8. Non Purchased Loans
(in thousands, except number of loans)
“Purchased” loans are those acquired in any of the Company’s previous acquisitions. “Non Purchased” loans include all of the Company’s other loans. For purposes of Note 8, all references to “loans” mean non purchased loans.

The composition of net loans at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$86,135	$66,428
Farmland	15,458	15,595
1-4 Family Mortgages	89,743	87,631
Commercial Real Estate	218,871	207,604

Total Real Estate Loans	410,207	377,258
Business Loans:
Commercial and Industrial Loans (1)	128,788	84,611
Farm Production and Other Farm Loans	584	683

Total Business Loans	129,372	85,294
Consumer Loans:
Credit Cards	1,603	1,833
Other Consumer Loans	11,183	12,060

Total Consumer Loans	12,786	13,893

Total Gross Loans	552,365	476,445
Unearned Income	(2)	(8)
Allowance for Loan Losses	(4,257)	(3,755)

Loans, net	$548,106	$472,682

(1)	Includes PPP loans of $48,821 and $-0- as of June 30, 2020 and December 31, 2019, respectively.
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

	June 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$110	$111
Farmland	218	232
1-4 Family Mortgages	2,129	2,160
Commercial Real Estate	7,243	9,082

Total Real Estate Loans	9,700	11,585
Business Loans:
Commercial and Industrial Loans	465	338
Farm Production and Other Farm Loans	10	10

Total Business Loans	475	348
Consumer Loans:
Other Consumer Loans	73	60

Total Consumer Loans	73	60

Total Nonaccrual Loans	$10,248	$11,993

An aging analysis of past due loans, segregated by class, as of June 30, 2020, was as follows
:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$6	$110	$116	$86,019	$86,135	$—
Farmland	145	44	189	15,269	15,458	44
1-4 Family Mortgages	1,419	518	1,937	87,806	89,743	126
Commercial Real Estate	2,850	1,214	4,064	214,807	218,871	118

Total Real Estate Loans	4,420	1,886	6,306	403,901	410,207	288
Business Loans:
Commercial and Industrial Loans	60	422	482	128,306	128,788	—
Farm Production and Other Farm Loans	25	—	25	559	584	—

Total Business Loans	85	422	507	128,865	129,372	—
Consumer Loans:
Credit Cards	17	10	27	1,576	1,603	10
Other Consumer Loans	62	40	102	11,081	11,183	3

Total Consumer Loans	79	50	129	12,657	12,786	13

Total Loans	$4,584	$2,358	$6,942	$545,423	$552,365	$301

An aging analysis of past due loans, segregated by class, as of December 31, 2019 was as follows
:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$736	$—	$736	$65,692	$66,428	$—
Farmland	171	39	210	15,385	15,595	39
1-4 Family Mortgages	3,116	777	3,893	83,738	87,631	147
Commercial Real Estate	8,511	2,080	10,591	197,013	207,604	18

Total Real Estate Loans	12,534	2,896	15,430	361,828	377,258	204
Business Loans:
Commercial and Industrial Loans	586	312	898	83,713	84,611	52
Farm Production and Other Farm Loans	17	—	17	666	683	—

Total Business Loans	603	312	915	84,379	85,294	52
Consumer Loans:
Credit Cards	45	18	63	1,770	1,833	18
Other Consumer Loans	172	42	214	11,846	12,060	—

Total Consumer Loans	217	60	277	13,616	13,893	18

Total Loans	$13,354	$3,268	$16,622	$459,823	$476,445	$274

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
charged-off
when deemed uncollectible.

Impaired loans as of June 30, 2020, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$161	$108	$53	$161	$16	$136
Farmland	159	159	—	159	—	206
1-4 Family Mortgages	967	959	8	967	5	903
Commercial Real Estate	8,203	3,479	4,531	8,010	699	8,900

Total Real Estate Loans	9,490	4,705	4,592	9,297	720	10,144
Business Loans:
Commercial and Industrial Loans	566	59	507	566	165	355

Total Business Loans	566	59	507	566	165	355

Total Loans	$10,056	$4,764	$5,099	$9,863	$885	$10,499

Impaired loans as of December 31, 2019, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$111	$58	$53	$111	$16	$56
Farmland	252	252	—	252	—	261
1-4 Family Mortgages	839	740	99	839	28	996
Commercial Real Estate	11,506	5,949	3,840	9,789	566	9,337

Total Real Estate Loans	12,708	6,999	3,992	10,991	610	10,650
Business Loans:
Commercial and Industrial Loans	144	—	144	144	72	72

Total Business Loans	144	—	144	144	72	72

Total Loans	$12,852	$6,999	$4,136	$11,135	$682	$10,722

The following table presents troubled debt restructurings, segregated by class
:

June 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$4,871	$2,400

Total	3	$4,871	$2,400

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	3	$4,871	$2,495

Total	3	$4,871	$2,495

Changes in the Corporation’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(287)

Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(95)

Total at June 30, 2020	3	$2,400

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at June 30, 2020 and December 31, 2019. The Corporation had no commitments to lend additional funds on these troubled debt restructurings as of June 30, 2020.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2020.
The following table details the amount of gross loans, segregated by loan grade and class, as of June 30, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$83,509	$1,922	$704	$—	$—	$86,135
Farmland	14,450	280	728	—	—	15,458
1-4 Family Mortgages	81,552	2,047	6,144	—	—	89,743
Commercial Real Estate	183,080	20,818	14,973	—	—	218,871

Total Real Estate Loans	362,591	25,067	22,549	—	—	410,207
Business Loans:
Commercial and Industrial Loans	121,398	4,050	3,331	—	9	128,788
Farm Production and Other Farm Loans	552	19	3	—	10	584

Total Business Loans	121,950	4,069	3,334	—	19	129,372
Consumer Loans:
Credit Cards	1,576	—	27	—	—	1,603
Other Consumer Loans	11,029	46	71	37	—	11,183

Total Consumer Loans	12,605	46	98	37	—	12,786

Total Loans	$497,146	$29,182	$25,981	$37	$19	$552,365

The following table details the amount of gross loans segregated by loan grade and class, as of
December
31, 2019:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$64,112	$1,682	$634	$—	$—	$66,428
Farmland	14,533	331	731	—	—	15,595
1-4 Family Mortgages	79,068	1,917	6,646	—	—	87,631
Commercial Real Estate	169,270	21,266	17,068	—	—	207,604

Total Real Estate Loans	326,983	25,196	25,079	—	—	377,258
Business Loans:
Commercial and Industrial Loans	80,289	128	4,194	—	—	84,611
Farm Production and Other Farm Loans	669	—	4	—	10	683

Total Business Loans	80,958	128	4,198	—	10	85,294
Consumer Loans:
Credit Cards	1,770	—	63	—	—	1,833
Other Consumer Loans	11,907	59	53	41	—	12,060

Total Consumer Loans	13,677	59	116	41	—	13,893

Total Loans	$421,618	$25,383	$29,393	$41	$10	$476,445

Note 9. Purchased Loans
(in thousands)
For purposes of this Note 9, all references to “loans” means purchased
loans.
The following is a summary of purchased loans:

	June 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$12,147	$14,722
Farmland	442	510
1-4 Family Mortgages	29,736	35,952
Commercial Real Estate	27,810	32,436

Total Real Estate Loans	70,135	83,620
Business Loans:
Commercial and Industrial Loans	11,555	14,153
Farm Production and Other Farm Loans	858	884

Total Business Loans	12,413	15,037
Consumer Loans:
Other Consumer Loans	1,286	1,973

Total Consumer Loans	1,286	1,973

Total Purchased Loans	$83,834	$100,630

An age analysis of past due loans, segregated by class of loans, as of June 30, 2020, is as follows
:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$—	$50	$50	$12,097	$12,147	$—
Farmland	—	—	—	442	442	—
1-4 Family Mortgages	145	—	145	29,591	29,736	—
Commercial Real Estate	—	131	131	27,679	27,810	—

Total Real Estate Loans	145	181	326	69,809	70,135	—
Business Loans:
Commercial and Industrial Loans	73	147	220	11,335	11,555	—
Farm Production and Other Farm Loans	—	—	—	858	858	—

Total Business Loans	73	147	220	12,193	12,413	—
Consumer Loans:
Other Consumer Loans	43	—	43	1,243	1,286	—

Total Consumer Loans	43	—	43	1,243	1,286	—

Total Loans	$261	$328	$589	$83,245	$83,834	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2019, is as follows
:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$528	$—	$528	$14,194	$14,722	$—
Farmland	—	—	—	510	510	—
1-4 Family Mortgages	444	—	444	35,508	35,952	—
Commercial Real Estate	603	—	603	31,833	32,436	—

Total Real Estate Loans	1,575	—	1,575	82,045	83,620	—
Business Loans:
Commercial and Industrial Loans	379	3	382	13,771	14,153	—
Farm Production and Other Farm Loans	—	—	—	884	884	—

Total Business Loans	379	3	382	14,655	15,037	—
Consumer Loans:
Other Consumer Loans	49	8	57	1,916	1,973	—

Total Consumer Loans	49	8	57	1,916	1,973	—

Total Loans	$2,003	$11	$2,014	$98,616	$100,630	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of June 30, 2020:

	Satisfactory 1,2,3,4	Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$10,466	$1,602	$79	$—	$—	$12,147
Farmland	275	167	—	—	—	442
1-4 Family Mortgages	27,231	1,396	1,109	—	—	29,736
Commercial Real Estate	25,857	1,538	415	—	—	27,810

Total Real Estate Loans	63,829	4,703	1,603	—	—	70,135
Business Loans:
Commercial and Industrial Loans	10,560	667	328	—	—	11,555
Farm Production and Other Farm Loans	858	—	—	—	—	858

Total Business Loans	11,418	667	328	—	—	12,413
Consumer Loans:
Other Consumer Loans	1,232	34	20	—	—	1,286

Total Consumer Loans	1,232	34	20	—	—	1,286

Total Loans	$76,479	$5,404	$1,951	$—	$—	$83,834

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of
December
31, 2019:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$13,890	$789	$43	$—	$—	$14,722
Farmland	510	—	—	—	—	510
1-4 Family Mortgages	33,737	1,535	680	—	—	35,952
Commercial Real Estate	30,780	1,656	—	—	—	32,436

Total Real Estate Loans	78,917	3,980	723	—	—	83,620
Business Loans:
Commercial and Industrial Loans	13,545	608	—	—	—	14,153
Farm Production and Other Farm Loans	884	—	—	—	—	884

Total Business Loans	14,429	608	—	—	—	15,037
Consumer Loans:
Other Consumer Loans	1,937	36	—	—	—	1,973

Total Consumer Loans	1,937	36	—	—	—	1,973

Total Loans	$95,283	$4,624	$723	$—	$—	$100,630

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	June 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$28	$43
Farmland	—	—
1-4 Family Mortgages	695	706
Commercial Real Estate	—	—

Total Real Estate Loans	723	749

Total PCD Loans	$723	$749

The following table presents purchased loans that are classified as nonaccrual loans:

	June 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$50	$—
1-4 Family Mortgages	151	33
Commercial Real Estate	131	—

Total Real Estate Loans	332	33
Business Loans:
Commercial and Industrial Loans	206	—

Total Business Loans	206	—
Consumer Loans:
Other Consumer Loans	—	—

Total Consumer Loans	—	—

Total Purchased Nonaccrual Loans	$538	$33

The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
Contractually-required principal	$993
Nonaccretable difference	(68)

Cash flows expected to be collected	925
Accretable yield	(36)

Fair Value	$889

Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Balance at January 1, 2020	$(16)
Additions through acquisition	—
Reclasses from nonaccretable difference	(13)
Accretion	9
Charge-off	—

Balance at June 30, 2020	$(20)

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

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2020:

June 30, 2020	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	550	280	106	936
Charge-offs	265	210	65	540
Recoveries	59	28	19	106

Net charge-offs	206	182	46	434

Ending Balance	$3,419	$469	$369	$4,257

Period end allowance allocated to:
Loans individually evaluated for impairment	$720	$165	$—	$885
Loans collectively evaluated for impairment	2,699	304	369	3,372

Ending Balance, June 30, 2020	$3,419	$469	$369	$4,257

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019:

June 30, 2019	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2019	$2,845	$222	$305	$3,372
Provision for loan losses	72	211	177	460
Charge-offs	15	12	42	69
Recoveries	24	8	27	59

Net (recoveries) charge-offs	(9)	4	15	10

Ending Balance	$2,926	$429	$467	$3,822

Period end allowance allocated to:
Loans individually evaluated for impairment	$504	$77	$—	$581
Loans collectively evaluated for impairment	2,422	352	467	3,241

Ending Balance, June 30, 2019	$2,926	$429	$467	$3,822

The Corporation’s recorded investment in loans as of June 30, 2020 and December 31, 2019 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows (in thousands):

June 30, 2020	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$9,297	$566	$—	$9,863
Loans collectively evaluated for general impairment	470,322	141,219	14,072	625,613
Acquired with deteriorated credit quality	723	—	—	723

	$480,342	$141,785	$14,072	$636,199

December 31, 2019	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,991	$144	$—	$11,135
Loans collectively evaluated for general impairment	449,138	100,187	15,866	565,191
Acquired with deteriorated credit quality	749	—	—	749

	$460,878	$100,331	$15,866	$577,075

Note 11. Premises and Equipment
The Company leases certain premises and equipment under operating leases. At June 30, 2020, the Company had lease liabilities and ROU assets totaling $608 thousand related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2020, the weighted average remaining lease term for operating leases was 1.0 year and the weighted average discount rate used in the measurement of operating lease liabilities was 3.3%.
Lease costs were as follows:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$92	$185
Short-term lease cost	6	12
Variable lease cost	—	—

	$98	$197

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the six months ended June 30, 2020.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(in thousands)	Six Months Ended June 30, 2020
Lease payments due:
Within one year	$336
After one year but within two years	250
After two years but within three years	41
After three year but within four years	—
After four years but within five years	—
After five years	—

Total undiscounted cash flows	627
Discount on cash flows	(19)

Total lease liability	$608

Note 12. Goodwill and Other Intangible Assets
(in thousands)
The carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

Total
Balance at January 1, 2020	$13,103
Measurement period adjustment to goodwill from Charter acquisition	(73)

Balance at June 30, 2020	$13,030

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	June 30, 2020	December 31, 2019
Core deposit intangible	$739	$766
Accumulated amortization	(55)	(27)

Total finite-lived intangible assets	$684	$739

Core deposit intangible amortization expense for the
six-month
periods ended June 30, 2020 and 2019 was $55 and
$-0-,
respectively. Core deposit intangible amortization expense for the three-month period ended June 30, 2020 and 2019 was $28 and
$-0-,
respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2020	$54
2021	109
2022	109
2023	109
2024	109
Thereafter	194

$684

Note 13. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income	—	—	—	—	1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744
Net income	—	—	—	—	1,462	1,462
Dividends paid ($0.24 per share)	—	—	—	—	(1,342)	(1,342)
Restricted stock forfeited	(4,500)	(1)	1	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	464	—	464

Balance, June 30, 2020	5,586,381	$1,118	$18,049	$5,671	$94,531	$119,369

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2019	4,904,530	$981	$4,298	$(14,975)	$93,562	$83,866
Net income	—	—	—	—	1,227	1,227
Dividends paid ($0.24 per share)	—	—	—	—	(1,177)	(1,177)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	6,622	—	6,622

Balance, March 31, 2019	4,904,530	$981	$4,339	$(8,353)	$93,612	$90,579
Net income	—	—	—	—	1,371	1,371
Dividends paid ($0.24 per share)	—	—	—	—	(1,179)	(1,179)
Options exercised	—	—	—	—	—	—
Restricted stock granted	7,500	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	5,325	—	5,325

Balance, June 30, 2019	4,912,030	$983	$4,378	$(3,028)	$93,804	$96,137

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
The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$7,807	$—	$7,807
Mortgage-backed securities	—	551,387	—	551,387
State, county and municipal obligations	—	68,015	—	68,015
Other securities	510	—	—	510

Total	$510	$627,209	$—	$627,719

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$97,111	$—	$97,111
Mortgage-backed securities	—	306,900	—	306,900
State, county and municipal obligations	—	60,372	—	60,372

Total	$—	$464,383	$—	$464,383

The Corporation recorded no gains or losses in earnings for the period ended June 30, 2020 or December 31, 2019 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
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
For assets measured at fair value on a nonrecurring basis during 2020 that were still held on the Corporation’s balance sheet at June 30, 2020, the following table provides the hierarchy level and the fair value of the related assets:

		Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$3,614	$3,614

Total	$—	$—	$3,614	$3,614

The following table presents information as of June 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,614	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
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

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $4,299 and $5,003 had an allocated allowance for loan losses of $685 and $427 at June 30, 2020 and December 31, 2019, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of
$-0-
was necessary and recorded during the three and
six-month
period ended June 30, 2020 and the year ended December 31, 2019.
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

The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2020:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2020	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$20,003	$20,003	$—	$—	$20,003
Interest bearing deposits with banks	41,184	41,184	—	—	41,184
Securities available-for-sale	627,719	510	627,209	—	627,719
Net loans	631,940	—	—	624,458	624,458
Financial liabilities
Deposits	$1,075,348	$851,706	$225,141	$—	$1,076,847
Securities sold under agreement to repurchase	193,780	193,780	—	—	193,780
The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2019:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2019	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$15,937	$15,937	$—	$—	$15,937
Interest bearing deposits with banks	58,557	58,557	—	—	58,557
Federal funds sold	1,600	1,600	—	—	1,600
Securities available-for-sale	464,383	—	464,383	—	464,383
Net loans	573,312	—	—	569,640	569,640
Financial liabilities
Deposits	$898,996	$642,825	$258,100	$—	$900,925
Securities sold under agreement to repurchase	170,410	170,410	—	—	170,410

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(in thousands, except share and per share data)
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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2020, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,402,061 and total deposits of $1,077,318. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at June 30, 2020, was 18.19% and at December 31, 2019, was 24.87%. The decrease was due to an increase in deposits at June 30, 2020. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $1,075,348 at June 30, 2020, and $898,996 at December 31, 2019. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $627,719 invested in available-for-sale
investment securities at June 30, 2020, and $464,383 at December 31, 2019. This increase was due to purchases coupled with an increase in the fair value of the Corporation’s investment securities portfolio in excess of paydowns, maturities, sales and calls.
The Corporation also had $41,184 in interest bearing deposits at other banks at June 30, 2020 and $58,557 at December 31, 2019. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both June 30, 2020 and December 31, 2019. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At June 30, 2020, the Corporation had unused and available $209,280 of its line of credit with the FHLB and at December 31, 2019, the Corporation had unused and available $177,592 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2019 to June 30, 2020, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of
$-0-
as of June 30, 2020 and December 31, 2019. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
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
CAPITAL RESOURCES
Total shareholders’ equity was $119,369 at June 30, 2020, as compared to $112,800 at December 31, 2019. The increase in shareholders’ equity per share reflects an increase in the fair value of the Corporation’s investment securities partially offset by dividends in excess of earnings. The fair value adjustment, caused by the decrease in medium term interest rates, resulted in an increase in the fair value of the Corporation’s investment portfolio.
The Corporation paid aggregate cash dividends in the amount of $2,681, or $0.48 per share, during the six-month
period ended June 30, 2020 compared to $2,356, or $0.48 per share, for the same period in 2019.
Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2020, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Citizens Holding Company
Tier 1 leverage ratio	$99,630	7.56%	$65,906	5.00%	$52,725	4.00%
Common Equity tier 1 capital ratio	99,630	13.50%	85,678	6.50%	59,316	4.50%
Tier 1 risk-based capital ratio	99,630	13.50%	59,040	8.00%	44,280	6.00%
Total risk-based capital ratio	103,887	14.08%	73,799	10.00%	59,040	8.00%
December 31, 2019
Citizens Holding Company
Tier 1 leverage ratio	$98,733	8.33%	$59,270	5.00%	$47,416	4.00%
Common Equity tier 1 capital ratio	98,733	13.86%	77,051	6.50%	53,343	4.50%
Tier 1 risk-based capital ratio	98,733	13.86%	56,972	8.00%	42,729	6.00%
Total risk-based capital ratio	102,488	14.39%	71,215	10.00%	56,972	8.00%
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
Management believes that, as of June 30, 2020, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest Income, including fees	$10,127	$8,651	$19,836	$17,034
Interest Expense	1,777	2,445	4,101	4,618

Net Interest Income	8,350	6,206	15,735	12,416
Provision for loan losses	622	265	936	460

Net Interest Income after
Provision for loan losses	7,728	5,941	14,799	11,956
Other Income	2,470	2,073	4,851	4,119
Other Expense	8,344	6,323	16,411	12,962

Income Before Provision For
Income Taxes	1,854	1,691	3,239	3,113
Provision for Income Taxes	392	320	617	515

Net Income	$1,462	$1,371	$2,622	$2,598

Net Income Per share - Basic	$0.26	$0.28	$0.47	$0.53

Net Income Per Share-Diluted	$0.26	$0.28	$0.47	$0.53

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 4.90% for the three months ended June 30, 2020, and 6.10% for the corresponding period in 2019. Annualized return on average equity (“ROE”) was 4.52% for the six months ended June 30, 2020, and 5.90% for the corresponding period in 2019. The decrease in ROE for the three and six months ended June 30, 2020 was caused by the increase in equity balances compared to the same period in 2019.
Book value per share increased to $21.37 at June 30, 2020, compared to $20.22 at December 31, 2019. The increase in book value per share reflects an increase in the fair value of the Corporation’s investment securities partially offset by dividends in excess of earnings. Average assets for the six months ended June 30, 2020 were $1,267,163 compared to $1,164,570 for the year ended December 31, 2019. This increase was due mainly to an increase in loans and investment securities partially offset by a decrease in interest bearing deposits with other banks.

NET INTEREST INCOME / NET INTEREST MARGIN
One component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets.
The annualized net interest margin was 2.60% for the three months ended June 30, 2020 compared to 2.65% for the corresponding period of 2019. The decrease in net interest margin for the three months ended June 30, 2020, when compared to the same period in 2019, was primarily driven by the impact of $48,821 in PPP loans yielding 1%. Earning assets averaged $1,237,906 for the three months ended June 30, 2020. This represents an increase of $281,415, or 29.4%, over average earning assets of $956,491 for the three months ended June 30, 2019.
The annualized net interest margin was 2.74% for the six months ended June 30, 2020 compared to 2.69% for the corresponding period of 2019. The increase in net interest margin for the six months ended June 30, 2020, when compared to the same period in 2019, was due to yields on earning assets decreasing less than rates paid on interest bearing liabilities. While the margin growth was significant, the increase was partially offset by the aforementioned impact the PPP loans had on our loan yields. Earning assets averaged $1,173,734 for the six months ended June 30, 2020. This represents an increase of $230,576, or 24.4%, over average earning assets of $943,158 for the six months ended June 30, 2019.
Interest bearing deposits averaged $770,288 for the three months ended June 30, 2020. This represents an increase of $119,537, or 18.4%, from the average of interest-bearing deposits of $650,751 for the three months ended June 30, 2019. In correlation with the national trend of increased savings, all non-time
deposit categories increased as customers increased savings due to the uncertainty surrounding the
COVID-19
pandemic. The decrease in time deposits was caused by a strategic rate reduction made by the Company.
Interest bearing deposits averaged $750,879 for the six months ended June 30, 2020. This represents an increase of $126,465, or 20.2%, from the average of interest-bearing deposits of $624,414 for the six months ended June 30, 2019. This increase was discussed previously.
Other borrowed funds averaged $190,620 for the three months ended June 30, 2020. This represents an increase of $76,736, or 67.4%, over the other borrowed funds of $113,884 for the three months ended June 30, 2019. This increase in other borrowed funds was due to an increase in securities sold under agreements to repurchase for the three months ended June 30, 2020, when compared to the three months ended June 30, 2019.
Other borrowed funds averaged $174,553 for the six months ended June 30, 2020. This represents an increase of $64,197, or 58.2%, over the other borrowed funds of $110,356 for the six months ended June 30, 2019. This increase was discussed previously.

Net interest income was $8,350 for the three months ended June 30, 2020, an increase of $2,144 from $6,206 for the three months ended June 30, 2019, primarily due to an increase in the loan volume from the same period in 2019. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the three months ended June 30, 2020, the yields on earning assets decreased and the rates paid on deposits decreased from the same period in 2019. The yield on all interest-bearing assets decreased 33 basis points to 3.27% in the three months ended June 30, 2020 from 3.60% for the same period in 2019. At the same time, the rate paid on all interest-bearing liabilities for the three months ended June 30, 2020 decreased 36 basis points to 0.85% from 1.21% in the same period in 2019. As longer-term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will remain at similar levels for extended period of time.
Net interest income was $15,735 for the six months ended June 30, 2020, an increase of $3,319 from $12,416 for the six months ended June 30, 2019, primarily due to an increase in the loan volume from the same period in 2019. The changes in volume in earning assets, deposits and borrowed funds are discussed above. As for changes in interest rates in the six months ended June 30, 2020, the yields on earning assets decreased and the rates paid on deposits decreased from the same period in 2019. The yield on all interest-bearing assets decreased 21 basis points to 3.45% in the six months ended June 30, 2020 from 3.66% for the same period in 2019. At the same time, the rate paid on all interest-bearing liabilities for the six months ended June 30, 2020 decreased 34 basis points to 0.89% from 1.23% in the same period in 2019. As longer-term interest-bearing assets and liabilities mature and reprice, management believes that the yields on interest bearing assets and rates on interest bearing liabilities will remain at similar levels for extended period of time.
The following table shows the interest and fees and corresponding yields for loans only.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest and Fees	$7,632	$5,830	$15,112	$11,280
Average Gross Loans	618,365	456,841	596,560	446,016
Annualized Yield	4.94%	5.10%	5.07%	5.06%
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
The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
BALANCES:
Gross Loans	$636,199	$577,075	$59,124	10.25%
Allowance for Loan Losses	4,257	3,755	502	13.37%
Nonaccrual Loans	10,786	11,993	(1,207)	-10.06%
Ratios:
Allowance for loan losses to gross loans	0.67%	0.65%
Net loans charged off (recovered) to allowance for loan losses	10.19%	5.06%
The provision for loan losses for the three months ended June 30, 2020 was $622, an increase of $357 from the provision for loan losses of $265 for the same period in 2019. The provision for loan losses for the six months ended June 30, 2020 was $936, an increase of $476 from the provision for loan losses of $460 for the same period in 2019. The change in the Corporation’s loan loss provisions for the three and six months ended June 30, 2020 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. As a result of the
COVID-19
virus, the Corporation increased the allowance for loan losses qualitatively, specifically related to exposures that we felt were more
“at-risk”
than others, including hotels, restaurants and retail real estate. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.
For the three months ended June 30, 2020, net loan losses charged to the allowance for loan losses totaled $181, an increase of $178 from the $4 charged off in the same period in 2019. The increase was primarily due to one significant charge-off
during the second quarter of 2020.
For the six months ended June 30, 2020, net loan losses charged to the allowance for loan losses totaled $434, an increase of $424 from the $10 charged off in the same period in 2019. The increase was primarily due to two significant charge-offs during the six month period ended June 30, 2020.
Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2020 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required. We are working with customers directly affected by
COVID-19.
We have been and continue to be prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the
COVID-19
virus, we are engaging in more frequent communications with borrowers to better understand their situation and challenges faced, allowing us to proactively respond as needs and issues arise.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2020 was $2,470, an increase of $397, or 19.2%, from $2,073 in the same period in 2019. Service charges on deposit accounts were $668 in the three months ended June 30, 2020, compared to $1,046 for the same period in 2019. In correlation with the national trend of increased savings due to the uncertainty surrounding
COVID-19,
there has been a decrease in overdraft income when compared to the same period in 2019 that is driving the reduction in service charges on deposit accounts. Other service charges and fees increased by $101, or 13.1%, to $871 in the three months ended June 30, 2020, compared to $770 for the same period in 2019. Other operating income not derived from service charges or fees increased $674, or 262.3% to $931 in the three months ended June 30, 2020, compared to $257 for the same period in 2019. This increase was primarily due to two reasons, (1) an increase in gains from security sales due to strategic investment decisions and (2) an increase in mortgage loan origination income due to a decrease in long-term mortgage rates.

Other income for the six months ended June 30, 2020 was $4,851, an increase of $732, or 17.8%, from $4,119 in the same period in 2019. Service charges on deposit accounts were $1,717 in the six months ended June 30, 2020, compared to $2,143 for the same period in 2019. The reason for the significant decrease was discussed above. Other service charges and fees increased by $191, or 13.2%, to $1,644 in the six months ended June 30, 2020, compared to $1,453 for the same period in 2019. Other operating income not derived from service charges or fees increased $967, or 184.9% to $1,490 in the six months ended June 30, 2020, compared to $523 for the same period in 2019. The reason for the significant increase was discussed above.
The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other operating income	2020	2019	2020	2019
BOLI Income	$123	$120	$229	$246
Mortgage Loan Origination Income	282	59	529	107
Income from security sales, net	333	(54)	410	(54)
Other Income	193	132	322	224

Total Other Income	$931	$257	$1,490	$523

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended June 30, 2020 and 2019 were $8,344 and $6,323, respectively, an increase of $2,021 or 32.0%. Salaries and benefits increased to $4,307 for the three months ended June 30, 2020, from $3,470 for the same period in 2019. Occupancy expense increased by $626, or 44.4%, to $2,036 for the three months ended June 30, 2020, compared to $1,410 for the same period of 2019. The increases in salaries and benefits and occupancy expense are directly related to the Company closing the Charter merger in Q4 of 2019. Other operating expenses increased by $558, or 38.7%, to $2,001 for the three months ended June 30, 2020, compared to $1,443 for the same period of 2019. This increase was mainly due to an increase in Postage and Freight as a result of a one-time
postage rebate in the same period of 2019.
Aggregate
non-interest
expenses for the six months ended June 30, 2020 and 2019 were $16,411 and $12,962, respectively, an increase of $3,449 or 26.6%. Salaries and benefits increased to $8,742 for the six months ended June 30, 2020, from $7,016 for the same period in 2019. Occupancy expense increased by $863, or 30.5%, to $3,695 for the six months ended June 30, 2020, compared to $2,832 for the same period of 2019. Other operating expenses increased by $860, or 27.6%, to $3,974 for the six months ended June 30, 2020, compared to $3,114 for the same period of 2019. The increases for all expense categories were discussed previously.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Operating Expense	2020	2019	2020	2019
Advertising	$156	$125	$360	$303
Office Supplies	311	236	603	453
Professional Fees	261	280	519	413
Telephone expense	138	122	296	234
Postage and Freight	138	(447)	279	(298)
Loan Collection Expense	20	2	43	10
Regulatory and related expense	104	84	239	169
Debit Card/ATM expense	148	143	283	264
Travel and Convention	18	64	71	101
Other expenses	707	834	1,281	1,465

Total Other Expense	$2,001	$1,443	$3,974	$3,114

The Corporation’s efficiency ratio for the three months ended June 30, 2020 was 82.78%, compared to 81.46% for the same period in 2019. The Corporation’s efficiency ratio for the six months ended June 30, 2020 was 82.46%, compared to 79.95% for the same period in 2019. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.
BALANCE SHEET ANALYSIS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Cash and Due From Banks	$20,003	$15,937	$4,066	25.51%
Interest Bearing deposits with Other Banks	41,184	58,557	(17,373)	-29.67%
Investment Securities	627,719	464,383	163,336	35.17%
Loans, net	631,940	573,312	58,628	10.23%
Premises and Equipment	24,286	24,672	(386)	-1.56%
Total Assets	1,402,224	1,195,434	206,790	17.30%
Total Deposits	1,075,348	898,996	176,352	19.62%
Total Shareholders’ Equity	119,369	112,800	6,569	5.82%
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2020 was $20,003, which was an increase of $4,066 from the balance of $15,937 at December 31, 2019. The increase was due to an increase in the balances being held at the Company’s branches due to uncertainty around the
COVID-19
pandemic.

INVESTMENT SECURITIES
The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at June 30, 2020 increased by $163,336, or 35.2%, to $627,719 from $464,383 at December 31, 2019. This increase was due to a large excess in liquidity as customers continue to save excess funds due to the uncertainty around the
COVID-19
pandemic.
LOANS
The Corporation’s loan balance increased by $58,628, or 10.2%, during the six months ended June 30, 2020, to $631,940 from $573,312 at December 31, 2019. This large increase was primarily due to two reasons: (1) Loan demand continues to be strong in our operating regions, especially in land development and construction and commercial real estate categories and (2) the Company funded approximately $48,821 in PPP loans during the second quarter of 2020. While loan demand continues to be strong in certain sectors, the uncertainty surrounding the
COVID-19
pandemic has put a lot of projects on hold in other sectors in the near term. Additionally, no material changes were made to the loan products offered by the Corporation during this period.
PREMISES AND EQUIPMENT
During the six months ended June 30, 2020, the Corporation’s premises and equipment decreased by $386, or 1.6%, to $24,286 from $24,672 at December 31, 2019. The decrease was due to the sale of an old branch building coupled with depreciation expense.
DEPOSITS
The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$254,214	$190,406	$63,808	33.51%
Interest-Bearing Deposits	501,327	369,354	131,973	35.73%
Savings Deposits	96,165	83,065	13,100	15.77%
Certificates of Deposit	223,642	256,171	(32,529)	-12.70%

Total deposits	$1,075,348	$898,996	$176,352	19.62%

Noninterest-bearing, interest-bearing and savings accounts increased during the six months ended June 30, 2020 while certificates of deposit decreased. As previously discussed, the
COVID-19
savings trend is creating a large increase in
non-time
deposits. Management continually monitors the interest rates on time deposit products to ensure that the Corporation is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	26.5%	32.6%	6.4%	20.9%
+300 basis points	25.7%	27.5%	6.3%	17.5%
+200 basis points	23.3%	21.0%	5.7%	13.3%
+100 basis points	16.3%	12.5%	3.0%	7.0%
Flat rates	—	—	—	—
-100 basis points	-10.8%	-12.5%	-7.3%	-7.5%
-200 basis points	-16.3%	-22.8%	-14.5%	-15.1%
The following table presents the change in our economic value of equity as of June 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2020	December 31, 2019
+400 basis points	33.7%	7.1%
+300 basis points	38.6%	8.0%
+200 basis points	39.7%	7.8%
+100 basis points	24.8%	5.4%
Flat rates	—	—
-100 basis points	-35.4%	-18.5%
-200 basis points	-51.5%	-42.3%
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
As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. We also desire to acquire deposit transaction accounts, particularly noninterest or low interest-bearing non-maturity
deposit accounts, whose cost is less sensitive to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the Bank is a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP
.
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

DATE: August 7, 2020