Form 10-Q
period 2020-09-30
CITIZENS HOLDING CO /MS/
filed 2020-11-09
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller Reporting Company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  ☐  Yes    ☑  No
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2020:

Title	Outstanding
Common Stock, $0.20 par value	5,587,070

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)

ASSETS
Cash and due from banks	$13,710	$15,937
Interest bearing deposits with other banks	42,543	58,557
Federal funds sold	—	1,600
Investment securities available for sale, at fair value	582,698	464,383
Loans, net of allowance for loan losses of $4,494 in 2020 and $3,755 in 2019	651,139	573,312
Premises and equipment, net	25,141	24,672
Other real estate owned, net	3,413	3,552
Accrued interest receivable	5,861	4,181
Cash surrender value of life insurance	25,515	25,088
Deferred tax assets, net	2,145	3,684
Other assets	22,052	20,468

TOTAL ASSETS	$1,374,217	$1,195,434

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing demand	$253,762	$190,406
Interest-bearing NOW and money market accounts	469,777	369,354
Savings deposits	100,527	83,065
Certificates of deposit	225,091	256,171

Total deposits	1,049,157	898,996

Securities sold under agreement to repurchase	176,978	170,410
Federal Home Loan Bank advances	15,000	—
Accrued interest payable	561	1,128
Deferred compensation payable	9,584	9,453
Other liabilities	5,438	2,647

Total liabilities	1,256,718	1,082,634

SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 5,587,070 shares issued and outstanding at September 30, 2020 and 5,578,131 at December 31, 2019	1,118	1,116
Additional paid-in capital	18,092	17,883
Retained earnings	95,273	94,590
Accumulated other comprehensive income (loss), net of tax (expense) benefit of ($1,003) at September 30, 2020 and $262 at December 31, 2019	3,016	(789)

Total shareholders’ equity	117,499	112,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,374,217	$1,195,434

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$7,805	$5,941	$22,917	$17,221
Interest on securities
Taxable	2,406	1,945	6,163	6,253
Nontaxable	360	345	1,064	1,475
Other interest	8	212	271	529

Total interest income	10,579	8,443	30,415	25,478

INTEREST EXPENSE
Deposits	1,506	1,922	5,087	5,568
Other borrowed funds	167	603	687	1,575

Total interest expense	1,673	2,525	5,774	7,143

NET INTEREST INCOME	8,906	5,918	24,641	18,335

PROVISION FOR LOAN LOSSES	247	12	1,183	472

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,659	5,906	23,458	17,863

OTHER INCOME
Service charges on deposit accounts	771	1,126	2,488	3,268
Other service charges and fees	1,031	863	2,675	2,317
Other operating income	835	517	2,325	1,039

Total other income	2,637	2,506	7,488	6,624

OTHER EXPENSES
Salaries and employee benefits	4,389	3,509	13,131	10,525
Occupancy expense	1,861	1,287	5,556	4,120
Other expense	2,403	2,071	6,377	5,185

Total other expenses	8,653	6,867	25,064	19,830

INCOME BEFORE PROVISION FOR INCOME TAXES	2,643	1,545	5,882	4,657

PROVISION FOR INCOME TAXES	560	212	1,177	727

NET INCOME	$2,083	$1,333	$4,705	$3,930

NET INCOME PER SHARE -Basic	$0.37	$0.27	$0.84	$0.80

-Diluted	$0.37	$0.27	$0.84	$0.80

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Net income	$2,083	$1,333	$4,705	$3,930

Other comprehensive (loss) income

Securities available-for-sale
Unrealized holding (losses) gains	(3,831)	3,311	4,367	19,283
Income tax benefit (expense)	956	(826)	(1,090)	(4,811)

	(2,875)	2,485	3,277	14,472

Reclassification adjustment for gains included in net income	293	244	703	190
Income tax expense	(73)	(61)	(175)	(47)

	220	183	528	143

Total other comprehensive (loss) income	(2,655)	2,668	3,805	14,615

Comprehensive (loss) income	$(572)	$4,001	$8,510	$18,545

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$10,240	$8,868

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	179,028	39,517
Proceeds from sale of investment securities	150,350	96,172
Purchases of investment securities available for sale	(446,873)	(108,815)
Purchases of bank premises and equipment	(1,271)	(956)
Proceeds from sales of bank premises and equipment	124	—
Decrease in federal funds sold	1,600	—
Decrease (increase) in interest bearing deposits with other banks	16,014	(53,155)
Proceeds from sale of other real estate	1,303	170
Net increase in loans	(80,536)	(44,381)

Net cash used in investing activities	(180,261)	(71,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	150,162	38,092
Increase in securities sold under agreement to repurchase	6,568	36,538
Increase in Federal Home Loan Bank advances	15,000	—
Proceeds from exercise of stock options	86	—
Payment of dividends	(4,022)	(3,535)

Net cash provided by financing activities	167,794	71,095

Net (decrease) increase in cash and due from banks	(2,227)	8,515

Cash and due from banks, beginning of period	15,937	12,592

Cash and due from banks, end of period	$13,710	$21,107

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2020
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
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
For further information and significant accounting policies of the Corporation, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.
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
While management uses available information to recognize losses on loans and to value foreclosed real estate, future additions to the allowance or adjustments to the valuation may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and valuations of foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance or to make adjustments to the valuation based on their judgments about information available to them at the time of their examination. Due to these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.
Risks and Uncertainties
(in thousands, except for number of loans)
The outbreak of
COVID-19
has adversely impacted a broad range of industries in which the Corporation’s customers operate and could impair their ability to fulfill their financial obligations to the Corporation. The World Health Organization has declared
COVID-19
to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Corporation operates. While there has been no material impact to the Corporation’s employees to date,
COVID-19
could also potentially create widespread business continuity issues for the Corporation.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as an over $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of
COVID-19,
certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Corporation’s operations.
The Corporation’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain
COVID-19
escalates further or is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of
COVID-19,
and resulting measures to curtail its spread, will have on the Corporation’s operations, the Corporation is disclosing potentially material items of which it is aware.

Financial position and results of operations
The Corporation’s fee income has been, and could continue to be, reduced due to
COVID-19. In
keeping with guidance from regulators, the Corporation is actively working with
COVID-19
affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected
COVID-19
related economic crisis. At this time, the Corporation is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact is likely to impact its fee income in future periods.
The Corporation’s interest income could be reduced due to
COVID-19. In
keeping with guidance from regulators, the Corporation is actively working with
COVID-19
affected borrowers to defer their payments and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Corporation is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
While the Corporation believes that it has sufficient capital to withstand an extended economic recession brought about by
COVID-19,
its reported and regulatory capital ratios could be adversely impacted by further credit losses and loss of fee income.
The Corporation maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Corporation’s deposit customers to withdraw their funds, the Corporation might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Corporation’s net interest margin.
Asset valuation
Currently, the Corporation does not expect
COVID-19
to affect its ability to account timely for the assets on its consolidated statements of financial condition; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Corporation does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.
COVID-19
could cause a decline in the Corporation’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Corporation concludes that all or a portion of its goodwill is impaired, a non-cash
charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan
The Corporation has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy, among other measures. The Corporation does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Corporation does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Corporation has taken to prevent the spread of
COVID-19. The
Corporation does not currently face any material resource constraint through the implementation of its business continuity plans.
Lending operations and accommodations to borrowers
(dollar amounts in thousands)
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Corporation has been executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Corporation is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days. As the original deferment period for many borrowers starts to expire, the Corporation is offering an interest-only payment program for up to an additional six months on a loan-by-loan
basis. As of October 15, 2020, the Corporation had 16 loans in the deferral program with a total balance of $33,601. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Corporation is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year
term and earn interest at 1%. The Corporation believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Corporation closed 590 SBA PPP loans representing $48,830 in funding. It is the Corporation’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Corporation could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Further, in sensitivity and service to its communities during this unprecedented time, the Corporation is waiving certain late payments and service charges and has temporarily suspended collection efforts on past due loans.

Credit
The Corporation is working with customers directly affected by
COVID-19. The
Corporation is prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the
COVID-19
virus, the Corporation is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Corporation could experience further increases in its allowance for loan losses and record additional credit loss expense. It is possible that the Corporation’s asset quality measures could worsen at future measurement periods if the effects of
COVID-19
are prolonged.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU
2017-04, “
Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment
” (“ASU
2017-04”). ASU
2017-04
simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step
impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU
2017-04
was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation’s financial statements.
ASU
2019-13
“
Fair Value Measurement (Topic 820) – Changes in the Disclosure Requirements for Fair Value Measurement
” (“ASU
2019-13”)
removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU
2019-13
is effective for annual and interim periods beginning after December 15, 2019. ASU
2019-13
was effective for the Corporation on January 1, 2020 and did not have a material impact on the Corporation’s financial statements.
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
“
Receivables – Troubled Debt Restructurings by Creditors
,” (“ASC
310-40”),
a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to
COVID-19
to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Corporation’s financial statements; however, this impact cannot be quantified at this time.
Newly Issued, But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU
2016-13
are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Corporation is January 1, 2023. ASU
2016-13
permits the use of estimation techniques that are practical and relevant to the Corporation’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Corporation currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Corporation expects ASU
2016-13
to have a significant impact on the Corporation’s accounting policies, internal controls over financial reporting and footnote disclosures. The Corporation has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Corporation.

Note 2. Mergers and Acquisitions
(in thousands, except share data)
Merger with Charter Bank
Effective October 1, 2019, the Corporation completed its acquisition by merger of Charter Bank (“Charter”), in a transaction valued at approximately $19.7 million. The Corporation issued 666,101 shares of common stock and paid approximately $6.1 million in cash to Charter shareholders, excluding cash paid for fractional shares. At closing, Charter merged with and into the Bank, with the Bank being the surviving corporation in the merger. Operations of Charter are included in the consolidated financial statements of the Corporation for periods subsequent to the acquisition date.
For further information regarding the merger with Charter, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.
Note 3. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Corporation enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2020, the Corporation had entered into loan commitments with certain customers with an aggregate unused balance of $123,114 compared to an aggregate unused balance of $94,009 at December 31, 2019. There were $4,565 of letters of credit outstanding at September 30, 2020 and $2,436 at December 31, 2019. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Corporation does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	5,578,281	4,900,030	5,574,060	4,896,871
Dilutive effect of granted options	2,447	1,465	2,824	2,321

Diluted weighted average shares outstanding	5,580,728	4,901,495	5,576,884	4,899,192

Net income	$2,083	$1,333	$4,705	$3,930
Net income per share-basic	$0.37	$0.27	$0.84	$0.80
Net income per share-diluted	$0.37	$0.27	$0.84	$0.80
Note 5. Equity Compensation Plans
(in thousands, except per share data)
The Company has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Company intends to use for future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.
Prior to the adoption of the 2013 Plan, the Company issued awards to directors from the 1999 Directors’ Stock Compensation Plan (the “Directors’ Plan”), which has expired.

The following table is a summary of the stock option activity for the nine months ended September 30, 2020:

	Directors’ Plan		2013 Plan
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding at December 31, 2019	40,500	$21.49	—	$—
Granted	—	—	—	—
Exercised	(7,500)	19.26	—	—
Expired	(13,500)	25.72	—	—

Outstanding at September 30, 2020	19,500	$19.42	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at September 30, 2020, was $58.
No
options were outstanding under the 2013 Plan as of September 30, 2020.
During 2020, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 29, 2021 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $169 and will be expensed ratably over the one-year
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
Note 6. Income Taxes
(in thousands)
For the three months ended September 30, 2020 and 2019, the Corporation recorded a provision for income taxes totaling $560 and $212, respectively. The effective tax rate was 21.2% and 13.7% for the three months ending September 30, 2020 and 2019, respectively.
For the nine months ended September 30, 2020 and 2019, the Corporation recorded a provision for income taxes totaling $1,177 and $727, respectively. The effective tax rate was 20.0% and 15.6% for the nine months ending September 30, 2020 and 2019, respectively.
The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 7. Securities
(in thousands)
The amortized cost and estimated fair value of securities
available-for-sale
and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2020	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$6,906	$193	$—	$7,099
Mortgage backed securities	506,070	5,225	4,003	507,292
State, County, Municipals	65,195	2,607	4	67,798
Other Securities	500	9	—	509

Total	$578,671	$8,034	$4,007	$582,698

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$97,400	$—	$289	$97,111
Mortgage backed securities	308,310	640	2,050	306,900
State, County, Municipals	59,724	708	60	60,372

Total	$465,434	$1,348	$2,399	$464,383

At September 30, 2020 and December 31, 2019, securities with a carrying value of $541,761 and $413,275, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.
The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2020 and December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

1
4

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$500	$509	$345	$345
Due after one year through five years	3,230	3,314	89,920	89,681
Due after five years through ten years	17,644	18,381	18,678	18,808
Due after ten years	51,227	53,202	48,181	48,649
Residential mortgage backed securities	474,568	473,950	259,309	258,415
Commercial mortgage backed securities	31,502	33,342	49,001	48,485

Total	$578,671	$582,698	$465,434	$464,383

The tables below show the Corporation’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2020 and December 31, 2019.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

September 30, 2020	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage backed securities	$288,233	$4,003	$—	$—	$288,233	$4,003
State, County, Municipal	3,366	4	—	—	3,366	4

Total	$291,599	$4,007	$—	$—	$291,599	$4,007

December 31, 2019	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies	$76,682	$217	$20,429	$72	$97,111	$289
Mortgage backed securities	101,730	871	76,630	1,179	178,360	2,050
State, County, Municipal	8,280	37	3,731	23	12,011	60

Total	$186,692	$1,125	$100,790	$1,274	$287,482	$2,399

The Corporation’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. Additionally, with mortgage rates at historical lows, all of the mortgage backed securities above are prepaying faster than expected at September 30, 2020, therefore causing the book yields to decrease and market yields to lower along with them. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Corporation does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Corporation will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for greater than twelve months, the Corporation is collecting principal and interest payments as scheduled. The Corporation has determined that none of the securities in this classification were other-than-temporarily impaired at September 30, 2020 nor at December 31, 2019.

Note 8. Non Purchased Loans
(in thousands, except
number
of
loans
)
“Purchased” loans are those acquired in any of the Corporation’s previous acquisitions. “Non Purchased” loans include all of the Corporation’s other loans. For purposes of Note 8, all references to “loans” mean non purchased loans.
The composition of net loans at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$85,684	$66,428
Farmland	14,728	15,595
1-4 Family Mortgages	90,040	87,631
Commercial Real Estate	242,070	207,604

Total Real Estate Loans	432,522	377,258
Business Loans:
Commercial and Industrial Loans (1)	136,559	84,611
Farm Production and Other Farm Loans	572	683

Total Business Loans	137,131	85,294
Consumer Loans:
Credit Cards	1,742	1,833
Other Consumer Loans	11,055	12,060

Total Consumer Loans	12,797	13,893

Total Gross Loans	582,450	476,445
Unearned Income	(2)	(8)
Allowance for Loan Losses	(4,494)	(3,755)

Loans, net	$577,954	$472,682

(1)	Includes PPP loans of $48,830 and $-0- as of September 30, 2020 and December 31, 2019, respectively.
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

Period-end,
non-accrual
loans, segregated by
class
, were as
follows
:

	September 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$315	$111
Farmland	346	232
1-4 Family Mortgages	1,975	2,160
Commercial Real Estate	7,077	9,082

Total Real Estate Loans	9,713	11,585
Business Loans:
Commercial and Industrial Loans	442	338
Farm Production and Other Farm Loans	10	10

Total Business Loans	452	348
Consumer Loans:
Other Consumer Loans	40	60

Total Consumer Loans	40	60

Total Nonaccrual Loans	$10,205	$11,993

An aging analysis of past due loans, segregated by class, as of September 30, 2020, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$5	$—	$5	$85,679	$85,684	$—
Farmland	171	—	171	14,557	14,728	—
1-4 Family Mortgages	1,418	490	1,908	88,132	90,040	130
Commercial Real Estate	312	1,145	1,457	240,613	242,070	116

Total Real Estate Loans	1,906	1,635	3,541	428,981	432,522	246
Business Loans:
Commercial and Industrial Loans	116	415	531	136,028	136,559	—
Farm Production and Other Farm Loans	8	—	8	564	572	—

Total Business Loans	124	415	539	136,592	137,131	—
Consumer Loans:
Credit Cards	12	—	12	1,730	1,742	—
Other Consumer Loans	34	—	34	11,021	11,055	—

Total Consumer Loans	46	—	46	12,751	12,797	—

Total Loans	$2,076	$2,050	$4,126	$578,324	$582,450	$246

1
9

An aging analysis of past due loans, segregated by class, as of December 31, 2019 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$736	$—	$736	$65,692	$66,428	$—
Farmland	171	39	210	15,385	15,595	39
1-4 Family Mortgages	3,116	777	3,893	83,738	87,631	147
Commercial Real Estate	8,511	2,080	10,591	197,013	207,604	18

Total Real Estate Loans	12,534	2,896	15,430	361,828	377,258	204
Business Loans:
Commercial and Industrial Loans	586	312	898	83,713	84,611	52
Farm Production and Other Farm Loans	17	—	17	666	683	—

Total Business Loans	603	312	915	84,379	85,294	52
Consumer Loans:
Credit Cards	45	18	63	1,770	1,833	18
Other Consumer Loans	172	42	214	11,846	12,060	—

Total Consumer Loans	217	60	277	13,616	13,893	18

Total Loans	$13,354	$3,268	$16,622	$459,823	$476,445	$274

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
charged-off
when deemed uncollectible.

Impaired loans as of September 30, 2020, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$316	$263	$53	$316	$13	$214
Farmland	152	152	—	152	—	202
1-4 Family Mortgages	1,042	1,036	6	1,042	3	941
Commercial Real Estate	7,984	3,273	4,519	7,792	649	8,791

Total Real Estate Loans	9,494	4,724	4,578	9,302	665	10,147

Business Loans:
Commercial and Industrial Loans	416	56	360	416	129	280

Total Business Loans	416	56	360	416	129	280

Total Loans	$9,910	$4,780	$4,938	$9,718	$794	$10,427

Impaired loans as of December 31, 2019, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$111	$58	$53	$111	$16	$56
Farmland	252	252	—	252	—	261
1-4 Family Mortgages	839	740	99	839	28	996
Commercial Real Estate	11,506	5,949	3,840	9,789	566	9,337

Total Real Estate Loans	12,708	6,999	3,992	10,991	610	10,650

Business Loans:
Commercial and Industrial Loans	144	—	144	144	72	72

Total Business Loans	144	—	144	144	72	72

Total Loans	$12,852	$6,999	$4,136	$11,135	$682	$10,722

The following table presents troubled debt restructurings, segregated by class:

September 30, 2020	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	3	$4,871	$2,377

Total	3	$4,871	$2,377

December 31, 2019	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial real estate	3	$4,871	$2,495

Total	3	$4,871	$2,495

Changes in the Corporation’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	3	$2,782
Reductions due to:
Principal paydowns		(287)

Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(118)

Total at September 30, 2020	3	$2,377

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at September 30, 2020 and December 31, 2019. The Corporation had no commitments to lend additional funds on these troubled debt restructurings as of September 30, 2020.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2020.
The following table details the amount of gross loans, segregated by loan grade and class, as of September 30, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$82,960	$1,921	$803	$—	$—	$85,684
Farmland	13,825	91	812	—	—	14,728
1-4 Family Mortgages	81,766	2,274	6,000	—	—	90,040
Commercial Real Estate	206,592	20,711	14,767	—	—	242,070

Total Real Estate Loans	385,143	24,997	22,382	—	—	432,522

Business Loans:
Commercial and Industrial Loans	128,017	4,776	3,759	—	7	136,559
Farm Production and Other Farm Loans	530	8	24	—	10	572

Total Business Loans	128,547	4,784	3,783	—	17	137,131

Consumer Loans:
Credit Cards	1,730	—	12	—	—	1,742
Other Consumer Loans	10,930	48	46	31	—	11,055

Total Consumer Loans	12,660	48	58	31	—	12,797

Total Loans	$526,350	$29,829	$26,223	$31	$17	$582,450

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2019:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$64,112	$1,682	$634	$—	$—	$66,428
Farmland	14,533	331	731	—	—	15,595
1-4 Family Mortgages	79,068	1,917	6,646	—	—	87,631
Commercial Real Estate	169,270	21,266	17,068	—	—	207,604

Total Real Estate Loans	326,983	25,196	25,079	—	—	377,258

Business Loans:
Commercial and Industrial Loans	80,289	128	4,194	—	—	84,611
Farm Production and Other Farm Loans	669	—	4	—	10	683

Total Business Loans	80,958	128	4,198	—	10	85,294

Consumer Loans:
Credit Cards	1,770	—	63	—	—	1,833
Other Consumer Loans	11,907	59	53	41	—	12,060

Total Consumer Loans	13,677	59	116	41	—	13,893

Total Loans	$421,618	$25,383	$29,393	$41	$10	$476,445

Note 9. Purchased Loans
(in thousands)
For purposes of this Note 9, all references to “loans” means purchased loans.
The following is a summary of purchased loans:

	September 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$9,113	$14,722
Farmland	486	510
1-4 Family Mortgages	26,097	35,952
Commercial Real Estate	26,321	32,436

Total Real Estate Loans	62,017	83,620

Business Loans:
Commercial and Industrial Loans	9,280	14,153
Farm Production and Other Farm Loans	845	884

Total Business Loans	10,125	15,037

Consumer Loans:
Other Consumer Loans	1,043	1,973

Total Consumer Loans	1,043	1,973

Total Purchased Loans	$73,185	$100,630

An age analysis of past due loans, segregated by class of loans, as of September 30, 2020, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$397	$—	$397	$8,716	$9,113	$—
Farmland	—	—	—	486	486	—
1-4 Family Mortgages	149	77	226	25,871	26,097	—
Commercial Real Estate	—	2	2	26,319	26,321	—

Total Real Estate Loans	546	79	625	61,392	62,017	—

Business Loans:
Commercial and Industrial Loans	429	—	429	8,851	9,280	—
Farm Production and Other Farm Loans	—	—	—	845	845	—

Total Business Loans	429	—	429	9,696	10,125	—

Consumer Loans:
Other Consumer Loans	—	—	—	1,043	1,043	—

Total Consumer Loans	—	—	—	1,043	1,043	—

Total Loans	$975	$79	$1,054	$72,131	$73,185	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2019, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$528	$—	$528	$14,194	$14,722	$—
Farmland	—	—	—	510	510	—
1-4 Family Mortgages	444	—	444	35,508	35,952	—
Commercial Real Estate	603	—	603	31,833	32,436	—

Total Real Estate Loans	1,575	—	1,575	82,045	83,620	—

Business Loans:
Commercial and Industrial Loans	379	3	382	13,771	14,153	—
Farm Production and Other Farm Loans	—	—	—	884	884	—

Total Business Loans	379	3	382	14,655	15,037	—

Consumer Loans:
Other Consumer Loans	49	8	57	1,916	1,973	—

Total Consumer Loans	49	8	57	1,916	1,973	—

Total Loans	$2,003	$11	$2,014	$98,616	$100,630	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Corporation’s loan grades, and class as of September 30, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$7,787	$1,297	$29	$—	$—	$9,113
Farmland	320	166	—	—	—	486
1-4 Family Mortgages	23,612	1,559	926	—	—	26,097
Commercial Real Estate	24,529	1,506	286	—	—	26,321

Total Real Estate Loans	56,248	4,528	1,241	—	—	62,017

Business Loans:
Commercial and Industrial Loans	8,674	434	172	—	—	9,280
Farm Production and Other Farm Loans	845	—	—	—	—	845

Total Business Loans	9,519	434	172	—	—	10,125

Consumer Loans:
Other Consumer Loans	984	31	28	—	—	1,043

Total Consumer Loans	984	31	28	—	—	1,043

Total Loans	$66,751	$4,993	$1,441	$—	$—	$73,185

The following table details the amount of gross loans by loan grade, which are consistent with the Corporation’s loan grades, and class as of December 31, 2019:

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

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	September 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$13	$43
Farmland	—	—
1-4 Family Mortgages	330	706
Commercial Real Estate	2	—

Total Real Estate Loans	345	749

Total purchased credit deteriorated (PCD) loans	$345	$749

The following table presents purchased loans that are classified as nonaccrual loans:

	September 30, 2020	December 31, 2019
Real Estate:
Land Development and Construction	$—	$—
1-4 Family Mortgages	151	33
Commercial Real Estate	2	—

Total Real Estate Loans	153	33
Business Loans:
Commercial and Industrial Loans	52	—

Total Business Loans	52	—
Consumer Loans:
Other Consumer Loans	—	—

Total Consumer Loans	—	—

Total Purchased Nonaccrual Loans	$205	$33

The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
Contractually-required principal	$993
Nonaccretable difference	(68)

Cash flows expected to be collected	925
Accretable yield	(36)

Fair Value	$889

Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Balance at January 1, 2020	$(16)
Additions through acquisition	—
Reclasses from nonaccretable difference	(13)
Accretion	11
Charge-off	—

Balance at September 30, 2020	$(18)

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

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2020:

September 30, 2020	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	729	450	4	1,183
Charge-offs	309	222	91	622
Recoveries	104	35	39	178

Net charge-offs	205	187	52	444

Ending Balance	$3,599	$634	$261	$4,494

Period end allowance allocated to:
Loans individually evaluated for impairment	$665	$129	$—	$794
Loans collectively evaluated for impairment	2,934	505	261	3,700

Ending Balance, September 30, 2020	$3,599	$634	$261	$4,494

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019:

September 30, 2019	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2019	$2,845	$222	$305	$3,372
Provision for loan losses	(1)	270	203	472
Charge-offs	15	92	77	184
Recoveries	101	9	35	145

Net (recoveries) charge-offs	(86)	83	42	39

Ending Balance	$2,930	$409	$466	$3,805

Period end allowance allocated to:
Loans individually evaluated for impairment	$506	$72	$—	$578
Loans collectively evaluated for impairment	2,424	337	466	3,227

Ending Balance, September 30, 2019	$2,930	$409	$466	$3,805

The Corporation’s recorded investment in loans as of September 30, 2020 and December 31, 2019 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

September 30, 2020	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$9,302	$416	$—	$9,718
Loans collectively evaluated for general impairment	484,892	146,840	13,840	645,572
Acquired with deteriorated credit quality	345	—	—	345

	$494,539	$147,256	$13,840	$655,635

December 31, 2019	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$10,991	$144	$—	$11,135
Loans collectively evaluated for general impairment	449,138	100,187	15,866	565,191
Acquired with deteriorated credit quality	749	—	—	749

	$460,878	$100,331	$15,866	$577,075

Note 11. Premises and Equipment
The Corporation leases certain premises and equipment under operating leases. At September 30, 2020, the Corporation had lease liabilities and ROU assets totaling $2,422 thousand related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the nine months ended September 30, 2020, the weighted average remaining lease term for operating leases was 1.3 year and the weighted average discount rate used in the measurement of operating lease liabilities was 0.75%.
Lease costs were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(in thousands)
Operating lease cost	$118	$303
Short-term lease cost	6	17
Variable lease cost	—	—

	$124	$320

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the nine months ended September 30, 2020.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

Nine Months Ended September 30, 2020
(in thousands)
Lease payments due:
Within one year	$415
After one year but within two years	1,994
After two years but within three years	22
After three year but within four years	—
After four years but within five years	—
After five years	—

Total undiscounted cash flows	2,431
Discount on cash flows	(9)

Total lease liability	$2,422

Note 12. Goodwill and Other Intangible Assets
(in thousands)
The carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

Total
Balance at January 1, 2020	$13,103
Measurement period adjustment to goodwill from Charter acquisition	(73)

Balance at September 30, 2020	$13,030

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	September 30, 2020	December 31, 2019
Core deposit intangible	$766	$766
Accumulated amortization	(109)	(27)

Total finite-lived intangible assets	$657	$739

Core deposit intangible amortization expense for the nine-month periods ended September 30, 2020 and 2019 was $82 and
$-0-,
respectively. Core deposit intangible amortization expense for the three-month period ended September 30, 2020 and 2019 was $27 and
$-0
-, respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2020	$27
2021	109
2022	109
2023	109
2024	109
Thereafter	194

$657

Note 13. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income	—	—	—	—	1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744
Net income	—	—	—	—	1,462	1,462
Dividends paid ($0.24 per share)	—	—	—	—	(1,342)	(1,342)
Restricted stock forfeited	(4,500)	(1)	1	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	464	—	464

Balance, June 30, 2020	5,586,381	$1,118	$18,049	$5,671	$94,531	$119,369
Net income	—	—	—	—	2,083	2,083
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	689	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	43	—	—	43
Other comprehensive loss, net	—	—	—	(2,655)	—	(2,655)

Balance, September 30, 2020	5,587,070	$1,118	$18,092	$3,016	$95,273	$117,499

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2019	4,904,530	$981	$4,298	$(14,975)	$93,562	$83,866
Net income	—	—	—	—	1,227	1,227
Dividends paid ($0.24 per share)	—	—	—	—	(1,177)	(1,177)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	6,622	—	6,622

Balance, March 31, 2019	4,904,530	$981	$4,339	$(8,353)	$93,612	$90,579
Net income	—	—	—	—	1,371	1,371
Dividends paid ($0.24 per share)	—	—	—	—	(1,179)	(1,179)
Options exercised	—	—	—	—	—	—
Restricted stock granted	7,500	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	5,325	—	5,325

Balance, June 30, 2019	4,912,030	$983	$4,378	$(3,028)	$93,804	$96,137
Net income	—	—	—	—	1,333	1,333
Dividends paid ($0.24 per share)	—	—	—	—	(1,179)	(1,179)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	2,668	—	2,668

Balance, September 30, 2019	4,912,030	$983	$4,418	$(360)	$93,958	$98,999

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
The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$7,099	$—	$7,099
Mortgage-backed securities	—	507,292	—	507,292
State, county and municipal obligations	—	67,798	—	67,798
Other securities	509	—	—	509

Total	$509	$582,189	$—	$582,698

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019:

		Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$97,111	$—	$97,111
Mortgage-backed securities	—	306,900	—	306,900
State, county and municipal obligations	—	60,372	—	60,372

Total	$—	$464,383	$—	$464,383

The Corporation recorded no gains or losses in earnings for the period ended September 30, 2020 or December 31, 2019 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Impaired Loans
Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. The unobservable inputs may vary depending on the individual assets with the fair value of real estate based on appraised value being the predominant approach. The Corporation reviews the certified appraisals for appropriateness and adjusts the value downward to consider selling, closing and liquidation costs, which typically approximates 25% of the appraised value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.
Other real estate owned
OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Corporation outsources the valuation of OREO with material balances to third party appraisers. The Corporation reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically approximate 25% of the appraised value.
For assets measured at fair value on a nonrecurring basis during 2020 that were still held on the Corporation’s balance sheet at September 30, 2020, the following table provides the hierarchy level and the fair value of the related assets:

		Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$—	$—	$3,543	$3,543
Other real estate owned	—	—	163	163

Total	$—	$—	$3,706	$3,706

The following table presents information as of September 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,543	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
OREO	$163	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
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

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $4,137 and $5,003 had an allocated allowance for loan losses of $594 and $427 at September 30, 2020 and December 31, 2019, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $
230
and
$-0-
was necessary and recorded during the three and nine-month period ended September 30, 2020 and the year ended December 31, 2019, respectively.
The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2020:

			Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2020	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$13,710	$13,710	$—	$—	$13,710
Interest bearing deposits with banks	42,543	42,543	—	—	42,543
Securities available-for-sale	582,698	509	582,189	—	582,698
Net loans	651,139	—	—	643,680	643,680

Financial liabilities
Deposits	$1,049,157	$824,066	$226,439	$—	$1,050,505
Securities sold under agreement to repurchase	176,978	176,978	—	—	176,978
Federal Home Loan Bank advances	15,000	15,000	—	—	15,000

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

•
the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates including, but not limited to, the negative impacts and disruptions resulting from the recent outbreak of
COVID-19;

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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2020, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,373,958 and total deposits of $1,051,267. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Corporation has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Corporation at September 30, 2020, was 13.8% and at December 31, 2019, was 24.87%. The decrease was due to an increase in deposits at September 30, 2020. Management believes it maintains adequate liquidity for the Corporation’s current needs.

The Corporation’s primary source of liquidity is customer deposits, which were $1,049,157 at September 30, 2020, and $898,996 at December 31, 2019. Other sources of liquidity include investment securities, the Corporation’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Corporation had $582,698 invested in available-for-sale
investment securities at September 30, 2020, and $464,383 at December 31, 2019. The Corporation’s deposit growth during the
COVID-19
pandemic, like most banks in our region, has outpaced loan growth and therefore, the excess funds were invested in securities to help profitability of the Corporation.
The Corporation also had $42,543 in interest bearing deposits at other banks at September 30, 2020 and $58,557 at December 31, 2019. The Corporation had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both September 30, 2020 and December 31, 2019. In addition, the Corporation has the ability to draw on its line of credit with the FHLB. At September 30, 2020, the Corporation had unused and available $206,299 of its line of credit with the FHLB and at December 31, 2019, the Corporation had unused and available $177,592 of its line of credit with the FHLB. The increase in the amount available under the Corporation’s line of credit with the FHLB from the end of 2019 to September 30, 2020, was the result of an increase in the amount of loans eligible for the collateral pool securing the Corporation’s line of credit with the FHLB. The Corporation had federal funds purchased of
$-0-
as of September 30, 2020 and December 31, 2019. The Corporation may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
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
CAPITAL RESOURCES
Total shareholders’ equity was $117,499 at September 30, 2020, as compared to $112,800 at December 31, 2019. The increase in shareholders’ equity per share reflects earnings in excess of dividends coupled with an increase in the fair value of the Corporation’s investment securities caused by a decrease in medium term interest rates.
The Corporation paid aggregate cash dividends in the amount of $4,022, or $0.72 per share, during the nine-month period ended September 30, 2020 compared to $3,535, or $0.72 per share, for the same period in 2019.
Quantitative measures established by federal regulations to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2020, the Corporation meets all capital adequacy requirements to which it is subject and according to these requirements the Corporation is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Citizens Holding Company
Tier 1 leverage ratio	$100,649	7.31%	$68,799	5.00%	$55,039	4.00%
Common Equity tier 1 capital ratio	100,649	13.01%	89,439	6.50%	61,919	4.50%
Tier 1 risk-based capital ratio	100,649	13.01%	61,872	8.00%	46,404	6.00%
Total risk-based capital ratio	105,143	13.59%	77,340	10.00%	61,872	8.00%

December 31, 2019
Citizens Holding Company
Tier 1 leverage ratio	$98,733	8.33%	$59,270	5.00%	$47,416	4.00%
Common Equity tier 1 capital ratio	98,733	13.86%	77,051	6.50%	53,343	4.50%
Tier 1 risk-based capital ratio	98,733	13.86%	56,972	8.00%	42,729	6.00%
Total risk-based capital ratio	102,488	14.39%	71,215	10.00%	56,972	8.00%
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
Management believes that, as of September 30, 2020, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Corporation’s capital ratios as presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Corporation and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Interest Income, including fees	$10,579	$8,443	$30,415	$25,478
Interest Expense	1,673	2,525	5,774	7,143

Net Interest Income	8,906	5,918	24,641	18,335
Provision for loan losses	247	12	1,183	472

Net Interest Income after
Provision for loan losses	8,659	5,906	23,458	17,863
Other Income	2,637	2,506	7,488	6,624
Other Expense	8,653	6,867	25,064	19,830

Income Before Provision For
Income Taxes	2,643	1,545	5,882	4,657
Provision for Income Taxes	560	212	1,177	727

Net Income	$2,083	$1,333	$4,705	$3,930

Net Income Per share - Basic	$0.37	$0.27	$0.84	$0.80

Net Income Per Share-Diluted	$0.37	$0.27	$0.84	$0.80

See Note 4 to the Corporation’s Consolidated Financial Statements for an explanation regarding the Corporation’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 7.18% for the three months ended September 30, 2020, and 5.52% for the corresponding period in 2019. Annualized return on average equity (“ROE”) was 5.40% for the nine months ended September 30, 2020, and 5.77% for the corresponding period in 2019. The increase in ROE for the three and nine months ended September 30, 2020 was caused by the increase in earnings compared to the same period in 2019.
Book value per share increased to $21.03 at September 30, 2020, compared to $20.22 at December 31, 2019. The increase in book value per share is directly attributable to the increase in shareholders’ equity discussed above. Average assets for the nine months ended September 30, 2020 were $1,308,298 compared to $1,164,570 for the year ended December 31, 2019. This increase was due mainly to an increase in loans and investment securities partially offset by a decrease in interest bearing deposits with other banks.

NET INTEREST INCOME / NET INTEREST MARGIN
The main component of the Corporation’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $8,906 and $24,641 for the three and nine months ended September 30, 2020, respectively, as compared to $5,918 and $18,335 for the same respective time periods in 2019.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Loans, net of unearned (1)	$647,530	$468,310	$7,814	$5,951	4.83%	5.08%
Investment Securities
Taxable	566,102	395,281	2,406	1,945	1.70%	1.97%
Tax-exempt	67,729	61,133	481	513	2.84%	3.36%

Total Investment Securities	633,831	456,414	2,887	2,458	0.46%	0.54%
Federal Funds Sold and Other	18,408	43,696	8	212	0.17%	1.94%

Total Interest Earning Assets (1)(2)	1,299,769	968,420	10,709	8,621	3.30%	3.56%

Non-Earning Assets	89,905	73,068

Total Assets	$1,389,674	$1,041,488

Deposits:
Interest-bearing Demand
Deposits (3)	$475,857	$336,998	$715	$801	0.60%	0.95%
Savings	98,756	77,884	27	32	0.11%	0.16%
Time	225,248	220,096	764	1,089	1.36%	1.98%

Total Deposits	799,861	634,978	1,506	1,922	0.19%	0.30%
Borrowed Funds
Short-term Borrowings	198,656	131,269	167	602	0.34%	1.83%
Long-term Borrowings	—	—	—	—	0.00%	0.00%

Total Borrowed Funds	198,656	131,269	167	602	0.34%	1.83%

Total Interest-Bearing Liabilities (3)	998,517	766,247	1,673	2,524	0.67%	1.32%
Non-Interest Bearing Liabilities
Demand Deposits	257,222	172,252
Other Liabilities	13,543	6,417
Shareholders’ Equity	120,392	96,572

Total Liabilities and Shareholders’ Equity	$1,389,674	$1,041,488

Interest Rate Spread					2.63%	2.24%

Net Interest Margin			$9,036	$6,097	2.81%	2.49%

Less
Tax Equivalent Adjustment			130	179

Net Interest Income			$8,906	$5,918

	Nine Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2020	2019	2020	2019	2020	2019
Loans:
Loans, net of unearned (1)	$613,155	$453,044	$22,943	$17,250	4.99%	5.08%
Investment Securities
Taxable	481,077	392,896	6,157	6,253	1.71%	2.12%
Tax-exempt	63,546	85,252	1,434	1,976	3.01%	3.09%

Total Investment Securities	544,623	478,148	7,591	8,229	1.86%	2.29%
Federal Funds Sold and Other	49,677	29,141	243	488	0.65%	2.23%

Total Interest Earning Assets (1)(2)	1,207,455	960,333	30,777	25,967	3.40%	3.61%

Non-Earning Assets	100,843	66,367

Total Assets	$1,308,298	$1,026,700

Deposits:
Interest-bearing Demand Deposits (3)	$442,907	$343,294	$2,395	$2,349	0.72%	0.91%
Savings	92,335	77,166	84	92	0.12%	0.16%
Time	232,082	219,449	2,610	3,127	1.50%	1.90%

Total Deposits	767,324	639,909	5,089	5,568	0.88%	1.16%
Borrowed Funds
Short-term Borrowings	182,644	117,393	687	1,575	0.50%	1.79%
Long-term Borrowings	—	—	—	—	0.00%	0.00%

Total Borrowed Funds	182,644	117,393	687	1,575	0.50%	1.79%

Total Interest-Bearing Liabilities (3)	949,968	757,302	5,776	7,143	0.81%	1.26%
Non-Interest Bearing Liabilities
Demand Deposits	228,078	167,321
Other Liabilities	12,713	11,192
Shareholders’ Equity	117,539	90,885

Total Liabilities and Shareholders’ Equity	$1,308,298	$1,026,700

Interest Rate Spread					2.59%	2.35%

Net Interest Margin			$25,001	$18,824	2.76%	2.62%

Less
Tax Equivalent Adjustment			360	489

Net Interest Income			$24,641	$18,335

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.
The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three and nine months ended September 30, 2020, as compared to the respective corresponding periods in 2019, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to replace maturing loans with new or renewed loans at similar or higher rates, hampered by the flat interest rate environment resulting from the Federal Reserve Board’s decreases to the target federal funds rate during the
COVID-19
pandemic, and coupled with our efforts to limit the growth in deposits and borrowing costs (while remaining competitive), drove further interest income and interest margin expansion.

The following tables sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and nine months ended September 30, 2020 compared to the same respective periods in 2019:

	Three Months Ended September 30, 2020
	2020 Change from 2019
	Volume	Rate	Total
INTEREST INCOME

Loans	$2,289	(414)	$1,875
Taxable Securities	841	(380)	461
Non-Taxable Securities	175	(87)	88
Federal Funds Sold and Other	(123)	(81)	(204)

TOTAL INTEREST INCOME	$3,183	$(963)	$2,220

INTEREST EXPENSE

Interest-bearing demand deposits	$330	(295)	35
Savings Deposits	9	(11)	(2)
Time Deposits	25	(342)	(317)
Short-term borrowings	309	(744)	(435)
Long-term borrowings	—	—	—

TOTAL INTEREST EXPENSE	$673	$(1,392)	(719)

NET INTEREST INCOME	$2,509	$429	$2,939

	Nine Months Ended September 30, 2020
	2020 Change from 2019
	Volume	Rate	Total
INTEREST INCOME
Loans	$6,134	(403)	$5,731
Taxable Securities	1,403	(1,499)	(96)
Non-Taxable Securities	(356)	(39)	(395)
Federal Funds Sold and Other	344	(589)	(245)

TOTAL INTEREST INCOME	$7,526	$(2,531)	$4,995

INTEREST EXPENSE

Interest-bearing demand deposits	$682	(493)	189
Savings Deposits	18	(22)	(4)
Time Deposits	180	(659)	(479)
Short-term borrowings	875	(1,763)	(888)
Long-term borrowings	—	—	—

TOTAL INTEREST EXPENSE	$1,755	$(2,937)	(1,182)

NET INTEREST INCOME	$5,770	$406	$6,177

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
The following table summarizes the Corporation’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)

BALANCES:
Gross Loans	$655,633	$577,075	$78,558	13.61%
Allowance for Loan Losses	4,494	3,755	739	19.68%
Nonaccrual Loans	10,410	11,993	(1,583)	-13.20%
Ratios:
Allowance for loan losses to gross loans	0.69%	0.65%
Net loans charged off (recovered) to allowance for loan losses	9.90%	5.06%
The provision for loan losses for the three months ended September 30, 2020 was $247, an increase of $235 from the provision for loan losses of $12 for the same period in 2019. The provision for loan losses for the nine months ended September 30, 2020 was $1,183, an increase of $711 from the provision for loan losses of $472 for the same period in 2019. The change in the Corporation’s loan loss provisions for the three and nine months ended September 30, 2020 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact caused by current local, national and international economic conditions coupled with an increase in loan demand. As a result of the
COVID-19
virus, the Corporation increased the allowance for loan losses qualitatively, specifically related to exposures that we felt were more
“at-risk”
than others, including hotels, restaurants and retail real estate. The Corporation’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.

For the three months ended September 30, 2020, net loan losses charged to the allowance for loan losses totaled $10, a decrease of $17 from the $27 charged off in the same period in 2019.
For the nine months ended September 30, 2020, net loan losses charged to the allowance for loan losses totaled $444, an increase of $405 from the $39 charged off in the same period in 2019. The increase was primarily due to two significant charge-offs during the nine month period ended September 30, 2020.
Management reviews quarterly with the Corporation’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2020 that have not been charged off. Management also believes that the Corporation’s allowance will be adequate to absorb probable losses inherent in the Corporation’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required. We are working with customers directly affected by
COVID-19.
We have been and continue to be prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the
COVID-19
virus, we are engaging in more frequent communications with borrowers to better understand their situation and challenges faced, allowing us to proactively respond as needs and issues arise.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2020 was $2,637, an increase of $131, or 5.2%, from $2,506 in the same period in 2019. Service charges on deposit accounts were $771 in the three months ended September 30, 2020, compared to $1,126 for the same period in 2019. In correlation with the national trend of increased savings due to the uncertainty surrounding
COVID-19,
there has been a decrease in overdraft income when compared to the same period in 2019 that is the primary driver behind the reduction in service charges on deposit accounts. Other service charges and fees increased by $168, or 19.5%, to $1,031 in the three months ended September 30, 2020, compared to $863 for the same period in 2019. Other operating income not derived from service charges or fees increased $318, or 61.5% to $835 in the three months ended September 30, 2020, compared to $517 for the same period in 2019. This increase was primarily due to two reasons, (1) an increase in gains from security sales due to strategic investment decisions and (2) an increase in mortgage loan origination income due to a decrease in long-term mortgage rates driving increased mortgage volume.
Other income for the nine months ended September 30, 2020 was $7,488, an increase of $864, or 13.0%, from $6,624 in the same period in 2019. Service charges on deposit accounts were $2,488 in the nine months ended September 30, 2020, compared to $3,268 for the same period in 2019. The reason for the significant decrease was discussed above. Other service charges and fees increased by $358, or 15.5%, to $2,675 in the nine months ended September 30, 2020, compared to $2,317 for the same period in 2019. Other operating income not derived from service charges or fees increased $1,286, or 123.8% to $2,325 in the nine months ended September 30, 2020, compared to $1,039 for the same period in 2019. The reason for the significant increase was discussed above.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other operating income	2020	2019	2020	2019

BOLI income	$123	$120	$352	$366
Mortgage loan origination income	361	73	890	179
Income from security sales, net	293	244	703	190
Other income	58	80	380	304

Total Other Income	$835	$517	$2,325	$1,039

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended September 30, 2020 and 2019 were $8,653 and $6,867, respectively, an increase of $1,786 or 26.0%. Salaries and benefits increased to $4,389 for the three months ended September 30, 2020, from $3,509 for the same period in 2019. Occupancy expense increased by $574, or 44.6%, to $1,861 for the three months ended September 30, 2020, compared to $1,287 for the same period of 2019. The increases in salaries and benefits and occupancy expense are directly related to the Corporation closing the Charter merger in Q4 of 2019. Other operating expenses increased by $332, or 16.0%, to $2,403 for the three months ended September 30, 2020, compared to $2,071 for the same period of 2019. This increase was mainly due to the write down of one OREO property during the third quarter of 2020.
Aggregate
non-interest
expenses for the nine months ended September 30, 2020 and 2019 were $25,064 and $19,830, respectively, an increase of $5,234 or 26.4%. Salaries and benefits increased to $13,131 for the nine months ended September 30, 2020, from $10,525 for the same period in 2019. Occupancy expense increased by $1,436, or 34.9%, to $5,556 for the nine months ended September 30, 2020, compared to $4,120 for the same period of 2019. Other operating expenses increased by $1,192, or 23.0%, to $6,377 for the nine months ended September 30, 2020, compared to $5,185 for the same period of 2019. This increase was mainly due to a one-time
postage refund in 2019, a write down of one OREO property during 2020 and an increase in regulatory assessment due to the increase in the size of the Bank.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Operating Expense	2020	2019	2020	2019

Advertising	$159	$128	$519	$431
Office Supplies	270	265	873	718
Professional Fees	272	442	791	1,114
Telephone expense	139	119	435	353
Postage and Freight	142	121	421	(177)
Loan Collection Expense	57	187	100	196
Writedown of other real estate owned	230	—	230	—
Regulatory and related expense	203	90	442	259
Debit Card/ATM expense	162	172	445	409
Travel and Convention	29	79	100	179
Other expenses	740	468	2,021	1,703

Total Other Expense	$2,403	$2,071	$6,377	$5,185

The Corporation’s efficiency ratio for the three months ended September 30, 2020 was 77.66%, compared to 75.19% for the same period in 2019. The Corporation’s efficiency ratio for the nine months ended September 30, 2020 was 80.07%, compared to 78.03% for the same period in 2019. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.
BALANCE SHEET ANALYSIS

	September 30,	December 31,	Amount of Increase	Percent of Increase
	2020	2019	(Decrease)	(Decrease)

Cash and Due From Banks	$13,710	$15,937	$(2,227)	-13.97%
Interest Bearing deposits with Other Banks	42,543	58,557	(16,014)	-27.35%
Investment Securities	582,698	464,383	118,315	25.48%
Loans, net	651,139	573,312	77,827	13.57%
Premises and Equipment	25,141	24,672	469	1.90%
Total Assets	1,374,217	1,195,434	178,783	14.96%

Total Deposits	1,049,157	898,996	150,161	16.70%

Total Shareholders’ Equity	117,499	112,800	4,699	4.17%

CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2020 was $13,710, which was an increase of $2,227 from the balance of $15,937 at December 31, 2019.
INVESTMENT SECURITIES
The Corporation’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Corporation’s investments securities portfolio at September 30, 2020 increased by $118,315, or 25.5%, to $582,698 from $464,383 at December 31, 2019. As previously discussed, this increase was due to a large excess in liquidity as customers continue to save excess funds due to the uncertainty around the
COVID-19
pandemic.
LOANS
The Corporation’s loan balance increased by $77,827, or 13.6%, during the nine months ended September 30, 2020, to $651,139 from $573,312 at December 31, 2019. This large increase was primarily due to two reasons: (1) Loan demand continues to be strong in our operating regions, especially in land development and construction and commercial real estate categories and (2) the Corporation funded approximately $48,830f in PPP loans during the second quarter of 2020. While loan demand continues to be strong in certain sectors, the uncertainty surrounding the
COVID-19
pandemic has put a lot of projects on hold in other sectors in the near term. Additionally, no material changes were made to the loan products offered by the Corporation during this period.
PREMISES AND EQUIPMENT
During the nine months ended September 30, 2020, the Corporation’s premises and equipment increased by $469, or 1.9%, to $25,141 from $24,672 at December 31, 2019. The increase was primarily due to ongoing expansion efforts, including the purchase of 2 branches in the Jackson, Mississippi market partially offset by the sale of an old branch building coupled with depreciation expense.

DEPOSITS
The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$253,762	$190,406	$63,356	33.27%
Interest-Bearing Deposits	469,777	369,354	100,423	27.19%
Savings Deposits	100,527	83,065	17,462	21.02%
Certificates of Deposit	225,091	256,171	(31,080)	-12.13%

Total deposits	$1,049,157	$898,996	$150,161	16.70%

Noninterest-bearing, interest-bearing and savings accounts increased during the nine months ended September 30, 2020 while certificates of deposit decreased. As previously discussed, the
COVID-19
savings trend is creating a large increase in
non-time
deposits. Management continually monitors the interest rates on time deposit products to ensure that the Corporation is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.
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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	14.3%	6.6%	6.4%	20.9%
+300 basis points	15.5%	6.1%	6.3%	17.5%
+200 basis points	16.0%	5.2%	5.7%	13.3%
+100 basis points	14.0%	3.9%	3.0%	7.0%
Flat rates	—	—	—	—
-100 basis points	-10.4%	-8.3%	-7.3%	-7.5%
-200 basis points	-16.8%	-18.0%	-14.5%	-15.1%
The following table presents the change in our economic value of equity as of September 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2020	December 31, 2019
+400 basis points	26.0%	7.1%
+300 basis points	31.7%	8.0%
+200 basis points	34.9%	7.8%
+100 basis points	25.7%	5.4%
Flat rates	—	—
-100 basis points	-31.0%	-18.5%
-200 basis points	-44.1%	-42.3%

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
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Corporation’s business, future
financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form
10-K
for the year ended December 31, 2019, which the Corporation filed with the Securities and Exchange Commission on March 13, 2020 and in Item 1A, in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which the Corporation filed with the Securities and Exchange Commission on May 8, 2020. Additional information regarding some of those risks and uncertainties is contained in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Corporation’s Annual Report on Form
10-K
for the year ended December 31, 2019, the Corporation’s quarterly reports on Form
10-Q
and other reports and forms filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Corporation’s business, financial condition and results of operations in the future.

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

CITIZENS HOLDING COMPANY

BY:	/s/ Greg L. McKee
Greg L. McKee
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Phillip R. Branch
Phillip R. Branch
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

DATE: November 9, 2020