Form 10-K
period 2020-12-31
CITIZENS HOLDING CO /MS/
filed 2021-03-12
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(601)
656-4692
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act). Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
As of June 30, 2020, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates
of the registrant was $126,925,111 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2020).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2021
Common stock, $.20 par value	5,587,070 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2020 are incorporated by reference into Part II of this Annual Report on Form
10-K.
Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

CITIZENS HOLDING COMPANY
FORM
10-K

CITIZENS HOLDING COMPANY
FORM 10-K
PART I
Cautionary Note Regarding Forward Looking Statements
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

•
the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Corporation operates including, but not limited to, the negative impacts and disruptions resulting from the
COVID-19
pandemic;

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
BACKGROUND
The Company is a
one-bank
holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of The Citizens Bank of Philadelphia (the “Bank”). The Company does not have any subsidiaries other than the Bank. The “Company,” “we,” or “our,” as used herein, includes the Bank, unless the context otherwise requires. All dollar amounts appearing in this report are in thousands unless otherwise noted or the context otherwise dictates.
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2020, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,446,866 and total deposits of $1,097,386. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $51,021, operating profit of $8,683 and total assets of $1,450,692 for the Company as of December 31, 2020.
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
Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 60.6% of gross revenues in 2020, 54.7% in 2019 and 50.7% in 2018. Loan demand was stable and loan yields are holding stable considering the affects the
COVID-19
pandemic has had on the economy. A portion of the loan increase is due to PPP loans the Company participated in to help customers affected by the pandemic. The Company’s primary lending area is East Central and South Mississippi, specifically Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Oktibbeha, Lafayette, Rankin, Harrison, Jackson, Madison, Winston and Kemper counties and contiguous counties. In 2019, the Company expanded its presence on the Mississippi Gulf Coast through the acquisition of Charter. The Company continues to look for areas of growth within the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area
credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

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
The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2020, approximately 78.1% of the Company’s loan portfolio was attributed to real estate lending, 19.7% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 2.2% of the Company’s total loan portfolio.
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
All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. As our footprint expands, the Company’s portfolio risks are more closely aligned with the state economy. The state economy remains stable after having an increase in unemployment due to the pandemic with unemployment rates slowly improving. The state economy is expected to remain stable with vaccine distribution occurring currently. The national economy remains stable as well with certain state’s being affected worse than others. It is still uncertain how the slowing economies on the local, state and national levels will affect the Company in the future.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Greg L. McKee, 59, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.
Phillip R. Branch, 37, has been employed by the Bank since 2018. He has served as Senior Vice-President and Chief Financial Officer of the Bank since October 2020. Prior to October 2020, Mr. Branch held the title of Vice-President and Comptroller of the Bank from 2018 until 2020. Prior to joining Citizens, Mr. Branch was a Senior Manager in the Financial Institutions practice of HORNE LLP, beginning in September 2006, serving banks throughout the southeastern United States. Mr. Branch has been a Certified Public Accountant since 2009.
EMPLOYEES
The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2020, the Bank employed 264 full-time employees and 25 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.
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
A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance
sheet items. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance
sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance
sheet items of 4%. At December 31, 2020, the Company’s ratio of qualifying total capital to risk-adjusted assets and off-balance
sheet items was 13.14%, and its ratio of Tier 1 capital to risk-adjusted assets and off-balance
sheet items was 12.55%.
In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 4%. The Company’s leverage ratio at December 31, 2020 was 7.22%.
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
Management believes that, as of December 31, 2020, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.
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
The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2020, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $106,804, or 91.2% of the Bank’s consolidated net assets.
FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2020, the maximum amount available for transfer from the Bank in the form of loans was $11,708, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.
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
The FDIC examined the Bank on September 24, 2019 for its performance under the CRA. The Bank was rated Satisfactory during this examination, and the FDIC found no discriminatory practices or illegal discouragement of applications.
Consumer Protection.
The Bank is subject to a number of federal and state consumer protection laws. These laws provide substantive consumer rights and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Bank operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.
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
Currently, there are approximately forty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 1.66% at June 30, 2020. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.
AVAILABILITY OF INFORMATION
The Company’s Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and any amendments thereto, along with other information about the Company, are available, free of charge, on our website, http://www.citizensholdingcompany.com. The information contained on our website is not incorporated into this report. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Phillip R. Branch, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

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
As of December 31, 2020, approximately 79.1% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing
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
As business necessitates, the Company forecloses on and takes title to real estate serving as collateral for loans. The amount of other real estate held by the Company may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as the Company incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which the Company has foreclosed and to which the Company has taken title. As a result, the Company’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on the Company’s financial condition or results of operations.
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
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic.
The
COVID-19
pandemic has created disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict the extent to which the pandemic will continue to cause such adverse effects. The extent of any continued or future adverse effects will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the
COVID-19
pandemic and its impact on our employees, clients, customers, counterparties and service providers, as well as other market participants. Circumstances brought about by the pandemic persist, including worsened economic conditions, increased market volatility, ratings downgrades, credit deterioration and defaults, reductions in the targeted federal funds rate, and increased spending on business continuity efforts, which may require that we reduce costs and investments in other areas. If the pandemic continues for a more extended period or worsens, we may face additional circumstances such as significant draws on credit lines by our customers.

We are offering assistance to support customers experiencing financial hardships related to the pandemic. If such measures are not effective in mitigating the effects of the pandemic on borrowers, we may experience higher rates of default and increased credit losses in the future. We may also have to provide additional assistance or otherwise experience higher rates of default and increased credit losses. Further, we have approximately $29,523 in PPP loans as of year-end
2020. These efforts may affect our revenue and results of operations and make our results more difficult to forecast as the PPP forgiveness process has begun and the timing and amount of forgiveness to which our borrowers will be entitled is unpredictable. In addition, the PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation.
Certain industries where the Company has credit exposure, including commercial real estate,
1
have experienced, and in some cases are continuing to experience, significant operational challenges as a result of the
COVID-19
pandemic. These operational challenges could result in our commercial lending clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity. The effects of the
COVID-19
pandemic may also cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.
Other negative effects of the pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that such adverse effects will continue until the
COVID-19
pandemic subsides and the U.S. economy fully recovers. The
COVID-19
pandemic may also have the effect of heightening many of the other risks described in this section of our Annual Report on Form
10-K,
including, without limitation, risks related to cybersecurity attacks. Until the
COVID-19
pandemic subsides, we expect increased credit losses and a decrease in certain sources of fee income.
The FRB has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve to help stimulate the economy due to the
COVID-19
pandemic.
The
COVID-19
pandemic has significantly affected the financial markets and has resulted in a number of actions by the Federal Reserve Bank (“FRB”). Market interest rates have declined significantly. On March 3, 2020, the ten-year
Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the
COVID-19
pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. FRB strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Risks associated

1	We would anticipate to see any heavily impacted industries by the pandemic in which the Bank has material credit exposure, including any retail, hospitality, and oil and gas industries, etc.

with interest rates and the yield curve are discussed in this Item 1A under the caption “The Company is subject to interest rate risk.” Such strategies also can affect the United States and world-wide financial systems in ways that may be difficult to predict.
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
The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, civil money penalties, other sanctions by regulatory agencies and/or reputational damage. In this regard, government authorities, including bank regulatory agencies, continue to pursue enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Company’s financial condition or results of operations.
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
In addition, in 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in
arrangements for a strengthened set of capital requirements, known as Basel III. In 2013, regulators adopted enhancements to United States capital standards based on Basel III. The revised standards create a new emphasis on Tier 1 common equity, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

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
The Company continually encounters technological change and we may not have the resources to implement new technology.
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
Risks Associated With the Company’s Common Stock
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
General Risk Factors
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
Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock performance of other companies that to be peers;

•	perceptions in the marketplace regarding the Company or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	volatility affecting the financial markets in general.
General market fluctuations, the potential for breakdowns on electronic trading or other platforms for executing securities transactions, industry factors and general economic and political conditions could cause the Company’s stock price to decrease regardless of operating results.

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

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED

Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4692

Eastside Branch	599 East Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	802 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Union Branch	502 Bank Street	Full Service
Union, Mississippi
(601) 774-9231

Carthage Branch	301 West Main Street	Full Service
Carthage, Mississippi
(601) 267-4525

Flowood Branch	2845 Lakeland Drive	Deposits; Loans
Flowood, Mississippi
(601) 992-7688

Ridgeland Branch	320 Highway 51 North	Deposits; Loans
Ridgeland, Mississippi
(601) 9519-4020

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	176 Main Avenue	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	27597 Highway 16 East	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Eastgate Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15330 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	100 East Main Street	Full Service;
	Louisville, MS	24 Hour Teller
(662) 773-6261

Louisville Industrial Branch	803 South Church Street	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 East Main Street	Deposits
Noxapater, MS
(662) 724-4261

Starkville Branch	201 Highway 12 West	Full Service;
	Starkville, MS 39759	24 Hour Teller
(662) 323-4210

Collinsville Branch	9065 Collinsville Road	Full Service;
	Collinsville, MS 39325	24 Hour Teller
(601) 626-7608

Meridian Broadmoor	5015 Highway 493	Full Service;
	Meridian, MS 39305	24 Hour Teller
(601) 581-1541

Hattiesburg	6222 Highway 98 West	Full Service
	Hattiesburg, MS 39402	24 Hour Teller
(601) 264-4425

Biloxi Lemoyne	15309 Lemoyne Boulevard	Full Service;
	Biloxi, MS 39532	24 Hour Teller
(228) 207-2343

Biloxi Cedar Lake	1830 Popps Ferry Road	Full Service
	Biloxi, MS 39532	24 Hour Teller
(228) 594-6913

Oxford Branch	902 Sisk Avenue,	Full Service
	Suite E	24 Hour Teller
Oxford, MS 38655

Gulfport Branch	12008 Hwy 49	Full Service
	Gulfport, MS 39503	24 Hour Teller
(228) 831-3535

Ocean Springs Branch	2702 Bienville Blvd	Full Service
	Ocean Springs, MS 39564	24 Hour Teller
(228) 875-3933

Pascagoula Branch	1519 Jackson Ave	Full Service
	Pascagoula, MS 39567	24 Hour Teller
(228) 762-3330
The Bank owns its offices, except for the Flowood Branch, Gulfport Branch and the Oxford Branch, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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
Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information in incorporated herein by reference.
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
Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2020, 2019 and 2018 - Selected Financial Data” in the 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2020, 2019 and 2018” in the 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report on Form
10-K).
Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2020 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes to the internal control over financial reporting in the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2021, relating to its 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
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
Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2021, relating to its 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2021, relating to its 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2020.
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	19,500	$19.42	270,000
Equity compensation plans not approved by security holders	-0-	$ 0.00	-0-
Total	19,500	$19.42	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2021, relating to its 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 19, 2021, relating to its 2021 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2018, 2019 and 2020, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

(ii)	Management’s Assessment of Internal Control over Financial Reporting

(iii)	Consolidated Statements of Condition

(iv)	Consolidated Statements of Income

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Changes in Stockholders’ Equity

(vii)	Consolidated Statements of Cash Flows

(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.

2.1	Agreement and Plan of Merger, dated as of May 21, 2019, by and among Citizens Holding Company, The Citizens Bank of Philadelphia and Charter Bank	8-K	May 21, 2019	2.1	000-25221

3(i)	Restated Articles of Incorporation of Citizens Holding Company	10-Q	May 10, 2017	3(A)	000-25221

3(ii)	Second Amended and Restated Bylaws of Citizens Holding Company, as amended	10-Q	May 10, 2017	3(B)	000-25221

4	Description of Common Stock				000-25221

10(a)	Directors’ Deferred Compensation Plan - Form of Agreement †	10/A	June 21, 1999	10	000-25221

10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan †	10/A	June 21, 1999	10(A)	000-25221

10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan †	10/A	June 21, 1999	10(B)	000-25221

10(d)	Change in Control Agreement dated December 10, 2002 between Citizens Holding Company and Greg L. McKee †	10-K	March 31, 2003	10(D)	000-25221

10(e)	Supplemental Executive Retirement Plan †	10-K	March 16, 2005	10(F)	000-25221

10(f)	Citizens Holding Company 2013 Incentive Compensation Plan †	DEF-14A	March 21, 2013	A	000-25221

10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.1	000-25221

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.

10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.2	000-25221

10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.3	000-25221

10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.4	000-25221

10(k)	Form of Voting Agreement, between Citizens Holding Company and certain shareholders of Charter Bank (included as an exhibit to the Agreement and Plan of Merger attached as Exhibit 2.1)	8-K	May 21, 2019	2.1	000-25221

13	2020 Annual Report to Shareholders +				000-25221

14	Code of Ethics ±	10-K	March 26, 2004		000-25221

21	Subsidiaries of Citizens Holding Company +				000-25221

23	Consent of Independent Registered Public Accounting Firm +

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221

32.1	Section 1350 Certification of Chief Executive Officer ++				000-25221

32.2	Section 1350 Certification of Chief Financial Officer ++				000-25221

101	XBRL Exhibits +				000-25221

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K
+	Filed herewith
++	Furnished herewith
±	As updated on Citizens Holding Company’s website, http://www.citizensholdingcompany.com

ITEM 16.	FORM 10-K SUMMARY.
The Company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 12, 2021	By: /s/ Greg McKee
Greg McKee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg McKee	Director, President and	March 12, 2021
Greg McKee	Chief Executive Officer
(Principal Executive Officer)

/s/ Phillip R. Branch	Treasurer, Chief Financial	March 12, 2021
Phillip R. Branch	Officer
(Principal Financial & Accounting Officer)
/s/ Craig Dungan	Director	March 12, 2021
Craig Dungan, MD

/s/ Don L. Fulton	Director	March 12, 2021
Don L. Fulton

/s/ Donald L. Kilgore	Director	March 12, 2021
Donald L. Kilgore

/s/ David A. King	Director	March 12, 2021
David A. King

/s/ Herbert A. King	Chairman of the Board	March 12, 2021
Herbert A. King

/s/ Adam Mars	Director	March 12, 2021
Adam Mars

/s/ David P. Webb	Director	March 12, 2021
David P. Webb

/s/ Jane Crosswhite	Director	March 12, 2021
Jane Crosswhite

/s/ Terrell E. Winstead	Director	March 12, 2021
Terrell E. Winstead

/s/ Gregory E. Cronin	Director	March 12, 2021
Gregory E. Cronin