Form 10-Q
period 2021-03-31
CITIZENS HOLDING CO /MS/
filed 2021-05-07
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-15375

CITIZENS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Mississippi	64-0666512
(State or other jurisdiction of	(IRS Employer
In Company or organization)	Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)
601-656-4692
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2021:

Title	Outstanding
Common Stock, $0.20 par value	5,595,320

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,667	$16,840
Interest bearing deposits with other banks	25,009	25,468
Investment securities available for sale, at fair value	774,249	678,749
Loans, net of allowance for loan losses of $4,772 in 2021 and $4,735 in 2020	634,401	647,521
Premises and equipment, net	25,634	25,630
Other real estate owned, net	4,884	3,073
Accrued interest receivable	5,665	5,983
Cash surrender value of life insurance	25,970	25,814
Deferred tax assets, net	5,844	1,548
Identifiable intangible assets, net	13,633	13,660
Other assets	6,391	6,406

TOTAL ASSETS	$1,548,347	$1,450,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$284,266	$276,033
Interest bearing deposits	945,355	819,156

Total deposits	1,229,621	1,095,189
Securities sold under agreement to repurchase	197,709	196,272
Federal Home Loan Bank (FHLB) advances	—	25,000
Accrued interest payable	432	522
Deferred compensation payable	9,736	9,665
Other liabilities	4,369	4,496

Total liabilities	1,441,867	1,331,144
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 5,587,070 shares issued and outstanding at March 31, 2021 and at December 31, 2020	1,118	1,118
Additional paid-in capital	18,176	18,134
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $3,168 at March 31, 2021 and ($1,376) at December 31, 2020	(9,528)	4,138
Retained earnings	96,714	96,158

Total shareholders’ equity	106,480	119,548

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,548,347	$1,450,692

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$8,131	$7,480
Interest on securities
Taxable	262	1,657
Nontaxable	671	340
Other interest	15	232

Total interest income	9,079	9,709
INTEREST EXPENSE
Deposits	1,266	1,969
Other borrowed funds	180	355

Total interest expense	1,446	2,324

NET INTEREST INCOME	7,633	7,385
PROVISION FOR LOAN LOSSES	87	314

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,546	7,071
OTHER INCOME
Service charges on deposit accounts	814	1,049
Other service charges and fees	975	773
Other operating income	1,443	559

Total other income	3,232	2,381

OTHER EXPENSES
Salaries and employee benefits	4,568	4,435
Occupancy expense	1,817	1,659
Other expense	2,083	1,973

Total other expenses	8,468	8,067

INCOME BEFORE PROVISION FOR INCOME TAXES	2,310	1,385
PROVISION FOR INCOME TAXES	413	225

NET INCOME	$1,897	$1,160

NET INCOME PER SHARE -Basic	$0.34	$0.21

-Diluted	$0.34	$0.21

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
Net income	$1,897	$1,160
Other comprehensive (loss) income
Securities available-for-sale
Unrealized holding (losses) gains	(18,735)	7,912
Income tax effect	4,674	(1,974)

Net unrealized (losses) gains	(14,061)	5,938
Reclassification adjustment for gains included in net income	526	77
Income tax effect	(131)	(19)

Net gains included in net income	395	58

Total other comprehensive (loss) income	(13,666)	5,996

Comprehensive (loss) income	$(11,771)	$7,156

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$4,845	$2,340
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	77,734	74,267
Proceeds from sale of investment securities	206,125	37,196
Purchases of investment securities available for sale	(400,134)	(122,722)
Purchases of bank premises and equipment	(259)	(70)
Decrease in federal funds sold	—	1,600
Decrease (increase) in interest bearing deposits with other banks	460	(3,352)
Proceeds from sale of other real estate owned	364	—
Net decrease (increase) in loans	11,165	(258)

Net cash used in investing activities	(104,545)	(13,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	134,432	26,892
Increase (decrease) in securities sold under agreement to repurchase	1,436	(10,968)
Proceeds from exercise of stock options	—	87
Payment of FHLB advances	(25,000)	—
Payment of dividends	(1,341)	(1,339)

Net cash provided by financing activities	109,527	14,672

Net increase in cash and due from banks	9,827	3,673
Cash and due from banks, beginning of period	16,840	15,937

Cash and due from banks, end of period	$26,667	$19,610

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2021
(Unaudited)
Note 1. Nature of Business and Summary of Significant Accounting Policies
(in thousands, except share and per share data)
Nature of Business
Citizens Holding Company (referred to herein as the “Company”) owns and operates The Citizens Bank of Philadelphia (the “Bank”). In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. As a state bank, the Bank is subject to regulations of the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Company. The Company is also subject to the regulations of the Federal Reserve. The area served by the Bank is east central Mississippi, along with southern and northern counties of Mississippi and their surrounding areas. Services are provided at multiple branch offices.
Risks and Uncertainties
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the three separate stimulus bills, including the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act totaling approximately $4.8 trillion. The goal of these are to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The packages also include extensive emergency funding for hospitals and providers. In addition to the general impact of
COVID-19,
certain provisions of the these acts as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.
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

Financial position and results of operations
The Company’s fee income has been, and could continue to be, reduced due to
COVID-19. Due
to the amount of stimulus and unemployment measures from the federal government, overdraft fees continue to be reduced significantly from pre-pandemic
levels. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected
COVID-19
related economic crisis.
Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by
COVID-19,
its reported and regulatory capital ratios have been adversely impacted due to loss of fee income, net interest margin compression along with the significant increase in assets from all the federal government stimulus. For a detailed discussion of the Company’s capital ratios see Capital Resources on page 43.
The Company maintains access to multiple sources of liquidity. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets have remained open to us, and rates for short term funding have recently been at historically lows. If funding costs start to elevate, it could have an adverse effect on the Company’s net interest margin.
Asset valuation
Currently, the Company does not expect
COVID-19
to affect its ability to account timely for the assets on its consolidated statements of financial condition. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.
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

Lending operations and accommodations to borrowers
(dollar amounts in thousands)
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans originated before June 5, 2020 have a two-year
term while PPP loans originated after June 5, 2020 have a
five-year
term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company currently has 394 loans with a total balance of $23,649 still outstanding at March 31, 2021. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. Additionally, the Consolidated Appropriations Act of 2021 appropriated a further $
284

billion to the PPP, and permitted certain PPP borrowers to make “second draw” loans. The Company began submitting PPP applications on behalf of and originating loans to qualified small businesses under this third round of PPP in January 2021 once allowable by the SBA.
Credit
The Company has worked with customers directly affected by
COVID-19. The
Company offered short-term assistance in accordance with regulatory guidelines. However, as of March 31, 2021, the Company had no customer with deferments. While this is a positive trend, the Company makes no representations that there could not be future credit losses related to
COVID-19.
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Company”). In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Company, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021.
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
Adoption of New Accounting Standards
In December 2019, the FASB issued Accounting Standards Update
No. 2019-12,
Income Taxes (Topic 740)
: Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. ASU
2019-12
was effective for the Company on January 1, 2021 and did not have a material impact on the Company’s financial statements.
Newly Issued, But Not Yet Effective Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU
2016-13
are currently effective for fiscal years beginning after December 31
, 2019
, and interim periods within those years for public business entities that are SEC filers. However, in October 2019
, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Company is January 1
, 2023
. ASU
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
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2021, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $151,662 compared to an aggregate unused balance of $138,185 at December 31, 2020. There were $4,437 of letters of credit outstanding at March 31, 2021 and $4,565 at December 31, 2020. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
The Company is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provisions are made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not likely have a material impact on the Company’s consolidated financial condition or results of operations.

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

	For the Three Months
	Ended March 31,
	2021	2020
Basic weighted average shares outstanding	5,578,820	5,579,381
Dilutive effect of granted options	994	2,030

Diluted weighted average shares outstanding	5,579,814	5,581,411

Net income	$1,897	$1,160
Net income per share-basic	$0.34	$0.21
Net income per share-diluted	$0.34	$0.21
Note 4. Equity Compensation Plans
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

The following table is a summary of the stock option activity for the three months ended March 31, 2021:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	19,500	$19.42	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at March 31, 2021	19,500	$19.42	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at March 31, 2021, was $9. No options were outstanding under the 2013 Plan as of March 31, 2021.
During 2020, the Company’s directors received restricted stock grants totaling
8,250
shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 29, 2021 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $
169
and will be expensed ratably over the
one-year
vesting period.
Note 5. Income Taxes
(in thousands)
For the three months ended March 31, 2021 and 2020, the Company recorded a provision for income taxes totaling $413 and $225, respectively. The effective tax rate was 17.88% and 16.50% for the three months ending March 31, 2021 and 2020, respectively.
The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 6. Securities
(in thousands)
The amortized cost and estimated fair value of securities
available-for-sale
and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$11,318	$180	$263	$11,235
Mortgage backed securities	609,285	999	11,468	598,816
State, County, Municipals	165,842	2,012	4,156	163,698
Other securities	500	—	—	500

Total	$786,945	$3,191	$15,887	$774,249

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$11,870	$191	$—	$12,061
Mortgage backed securities	560,033	4,550	2,600	561,983
State, County, Municipals	100,823	3,410	36	104,197
Other securities	500	8	—	508

Total	$673,226	$8,159	$2,636	$678,749

At March 31, 2021 and December 31, 2020, securities with a carrying value of $570,204 and $558,955, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Available-for-sale	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,940	10,206	3,594	3,701
Due after five years through ten years	13,370	13,934	20,538	21,446
Due after ten years	154,350	151,293	89,061	91,619
Residential mortgage backed securities	591,951	581,017	536,215	537,027
Commercial mortgage backed securities	17,334	17,799	23,818	24,956

Total	$786,945	$774,249	$673,226	$678,749

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2021 and December 31, 2020.

A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

March 31, 2021	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$4,705	$263	$—	$—	$4,705	$263
Mortgage backed securities	501,437	11,468	—	—	501,437	11,468
State, County, Municipal	97,153	4,156	—	—	97,153	4,156

Total	$603,295	$15,887	$—	$—	$603,295	$15,887

December 31, 2020	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$278,162	$2,600	$—	$—	$278,162	$2,600
State, County, Municipal	6,541	36	—	—	6,541	36

Total	$284,703	$2,636	$—	$—	$284,703	$2,636

The Company’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. Additionally, with mortgage rates at historical lows, all of the mortgage backed securities above are prepaying faster than expected at March 31, 2021, therefore causing the book yields to decrease and market yields to lower along with them. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at March 31, 2021 nor at December 31, 2020.

Note 7. Non Purchased Loans
(in thousands, except number of loans)
“Purchased” loans are those acquired in any of the Company’s previous acquisitions. “Non Purchased” loans include all of the Company’s other loans. For purposes of Note 8, all references to “loans” mean non purchased loans.
The composition of net loans at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$50,209	$42,677
Farmland	14,154	15,616
1-4 Family Mortgages	91,915	94,280
Commercial Real Estate	302,306	306,875

Total Real Estate Loans	458,584	459,448
Business Loans:
Commercial and Industrial Loans (1)	111,323	115,679
Farm Production and Other Farm Loans	491	541

Total Business Loans	111,814	116,220
Consumer Loans:
Credit Cards	1,710	1,878
Other Consumer Loans	10,118	10,929

Total Consumer Loans	11,828	12,807

Total Gross Loans	582,226	588,475
Unearned Income	(1)	(1)
Allowance for Loan Losses	(4,772)	(4,735)

Loans, net	$577,453	$583,739

(1)	Includes PPP loans of $23,649 and $29,523 as of March 31, 2021 and December 31, 2020, respectively.

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
Period-end,
non-accrual
loans, segregated by class, were as follows:

	March 31, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$192	$308
Farmland	275	287
1-4 Family Mortgages	1,836	1,809
Commercial Real Estate	3,791	5,600

Total Real Estate Loans	6,094	8,004
Business Loans:
Commercial and Industrial Loans	476	413
Farm Production and Other Farm Loans	7	9

Total Business Loans	483	422
Consumer Loans:
Other Consumer Loans	26	33

Total Consumer Loans	26	33

Total Nonaccrual Loans	$6,603	$8,459

An aging analysis of past due loans, segregated by class, as of March 31, 2021, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$13	$—	$13	$50,196	$50,209	$—
Farmland	60	75	135	14,019	14,154	—
1-4 Family Mortgages	1,083	89	1,172	90,743	91,915	—
Commercial Real Estate	184	814	998	301,308	302,306	—

Total Real Estate Loans	1,340	978	2,318	456,266	458,584	—
Business Loans:
Commercial and Industrial Loans	106	472	578	110,745	111,323	—
Farm Production and Other Farm Loans	11	—	11	480	491	—

Total Business Loans	117	472	589	111,225	111,814	—
Consumer Loans:
Credit Cards	19	10	29	1,681	1,710	10
Other Consumer Loans	40	—	40	10,078	10,118	—

Total Consumer Loans	59	10	69	11,759	11,828	10

Total Loans	$1,516	$1,460	$2,976	$579,250	$582,226	$10

An aging analysis of past due loans, segregated by class, as of December 31, 2020 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$112	$—	$112	$42,565	$42,677	$—
Farmland	183	75	258	15,358	15,616	—
1-4 Family Mortgages	1,301	246	1,547	92,733	94,280	—
Commercial Real Estate	1,407	700	2,107	304,768	306,875	—

Total Real Estate Loans	3,003	1,021	4,024	455,424	459,448	—
Business Loans:
Commercial and Industrial Loans	97	405	502	115,177	115,679	5
Farm Production and Other Farm Loans	2	—	2	539	541	—

Total Business Loans	99	405	504	115,716	116,220	5
Consumer Loans:
Credit Cards	25	9	34	1,844	1,878	9
Other Consumer Loans	66	—	66	10,863	10,929	—

Total Consumer Loans	91	9	100	12,707	12,807	9

Total Loans	$3,193	$1,435	$4,628	$583,847	$588,475	$14

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at all loans over $100 that are past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off
when deemed uncollectible.

Impaired loans as of March 31, 2021, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$192	$192	$—	$192	$—	$250
Farmland	35	35	—	35	—	73
1-4 Family Mortgages	1,105	1,105	—	1,105	—	1,061
Commercial Real Estate	4,157	1,463	2,501	3,964	766	4,896

Total Real Estate Loans	5,489	2,795	2,501	5,296	766	$6,280
Business Loans:
Commercial and Industrial Loans	304	—	304	304	108	$359

Total Business Loans	304	—	304	304	108	$359

Total Loans	$5,793	$2,795	$2,805	$5,600	$874	$6,639

Impaired loans as of December 31, 2020, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$308	$256	$52	$308	$13	$210
Farmland	111	111	—	111	—	182
1-4 Family Mortgages	1,016	1,012	4	1,016	1	928
Commercial Real Estate	6,021	3,323	2,504	5,827	768	7,808

Total Real Estate Loans	7,456	4,702	2,560	7,262	782	$9,127
Business Loans:
Commercial and Industrial Loans	413	54	359	413	125	$279

Total Business Loans	413	54	359	413	125	$279

Total Loans	$7,869	$4,756	$2,919	$7,675	$907	$9,405

The Company did not have any new troubled debt restructurings as of March 31, 2021 or December 31, 2020.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(382)

Totals at December 31, 2020	3	$2,113
Reductions due to:
Principal paydowns		(39)
Reclassification to OREO	2	(1,788)

Total at March 31, 2021	1	$286

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at March 31, 2021 and December 31, 2020. The Company had no commitments to lend additional funds on these troubled debt restructurings as of March 31, 2021.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows.
Grade 1. MINIMAL RISK - These loans are without loss exposure to the Company. This classification is reserved for only the best, well secured loans to borrowers with significant capital strength, low leverage, stable earnings and growth and other readily available financing alternatives. This type of loan would also include loans secured by a program of the government.
Grade 2. MODEST RISK - These loans include borrowers with solid credit quality and moderate risk of loss. These loans may be fully secured by certificates of deposit with another reputable financial institution, or secured by readily marketable securities with acceptable margins.
Grade 3. AVERAGE RISK - This is the rating assigned to the majority of the loans held by the Company. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.
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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2021.
The following table details the amount of gross loans, segregated by loan grade and class, as of March 31, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$48,774	$785	$650	$—	$—	$50,209
Farmland	13,394	128	632	—	—	14,154
1-4 Family Mortgages	82,707	3,451	5,757	—	—	91,915
Commercial Real Estate	257,164	23,443	21,699	—	—	302,306

Total Real Estate Loans	402,039	27,807	28,738	—	—	458,584
Business Loans:
Commercial and Industrial Loans	104,909	4,443	1,966	—	5	111,323
Farm Production and Other Farm Loans	466	—	18	—	7	491

Total Business Loans	105,375	4,443	1,984	—	12	111,814
Consumer Loans:
Credit Cards	1,681	—	29	—	—	1,710
Other Consumer Loans	9,997	63	39	19	—	10,118

Total Consumer Loans	11,678	63	68	19	—	11,828

Total Loans	$519,092	$32,313	$30,790	$19	$12	$582,226

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$41,775	$120	$782	$—	$—	$42,677
Farmland	14,801	95	720	—	—	15,616
1-4 Family Mortgages	85,203	3,210	5,867	—	—	94,280
Commercial Real Estate	258,339	35,769	12,767	—	—	306,875

Total Real Estate Loans	400,118	39,194	20,136	—	—	459,448
Business Loans:
Commercial and Industrial Loans	109,525	4,409	1,738	—	7	115,679
Farm Production and Other Farm Loans	512	—	20	—	9	541

Total Business Loans	110,037	4,409	1,758	—	16	116,220
Consumer Loans:
Credit Cards	1,845	—	33	—	—	1,878
Other Consumer Loans	10,820	43	41	25	—	10,929

Total Consumer Loans	12,665	43	74	25	—	12,807

Total Loans	$522,820	$43,646	$21,968	$25	$16	$588,475

Note 8. Purchased Loans
(in thousands)
For purposes of this Note 8, all references to “loans” means purchased loans.
The following is a summary of purchased loans:

	March 31, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$5,606	$6,153
Farmland	476	520
1-4 Family Mortgages	20,089	23,306
Commercial Real Estate	23,273	24,237

Total Real Estate Loans	49,444	54,216
Business Loans:
Commercial and Industrial Loans	6,176	7,871
Farm Production and Other Farm Loans	518	755

Total Business Loans	6,694	8,626
Consumer Loans:
Other Consumer Loans	810	940

Total Consumer Loans	810	940

Total Purchased Loans	$56,948	$63,782

Period-end,
non-accrual
loans, segregated by class, were as follows:

	March 31, 2021	December 31, 2020
Real Estate:
1-4 Family Mortgages	$170	$73

Total Real Estate Loans	170	73
Business Loans:
Commercial and Industrial Loans	16	18

Total Business Loans	16	18
Consumer Loans:
Other Consumer Loans	—	14

Total Consumer Loans	—	14

Total Nonaccrual Loans	$186	$105

An age analysis of past due loans, segregated by class of loans, as of March 31, 2021, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$—	$—	$—	$5,606	$5,606	$—
Farmland	—	—	—	476	476	—
1-4 Family Mortgages	—	162	162	19,927	20,089	39
Commercial Real Estate	—	—	—	23,273	23,273	—

Total Real Estate Loans	—	162	162	49,282	49,444	39
Business Loans:
Commercial and Industrial Loans	48	—	48	6,128	6,176	—
Farm Production and Other Farm Loans	—	—	—	518	518	—

Total Business Loans	48	—	48	6,646	6,694	—
Consumer Loans:
Other Consumer Loans	18	—	18	792	810	—

Total Consumer Loans	18	—	18	792	810	—

Total Loans	$66	$162	$228	$56,720	$56,948	$39

An age analysis of past due loans, segregated by class of loans, as of December 31, 2020, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$332	$—	$332	$5,821	$6,153	$—
Farmland	—	—	—	520	520	—
1-4 Family Mortgages	401	—	401	22,905	23,306	—
Commercial Real Estate	—	—	—	24,237	24,237	—

Total Real Estate Loans	733	—	733	53,483	54,216	—
Business Loans:
Commercial and Industrial Loans	849	—	849	7,022	7,871	—
Farm Production and Other Farm Loans	—	—	—	755	755	—

Total Business Loans	849	—	849	7,777	8,626	—
Consumer Loans:
Other Consumer Loans	35	—	35	905	940	—

Total Consumer Loans	35	—	35	905	940	—

Total Loans	$1,617	$—	$1,617	$62,165	$63,782	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of March 31, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$4,832	$754	$20	$—	$—	$5,606
Farmland	315	161	—	—	—	476
1-4 Family Mortgages	17,532	1,870	687	—	—	20,089
Commercial Real Estate	21,704	1,286	283	—	—	23,273

Total Real Estate Loans	44,383	4,071	990	—	—	49,444
Business Loans:
Commercial and Industrial Loans	5,612	441	123	—	—	6,176
Farm Production and Other Farm Loans	518	—	—	—	—	518

Total Business Loans	6,130	441	123	—	—	6,694
Consumer Loans:
Other Consumer Loans	741	23	45	—	1	810

Total Consumer Loans	741	23	45	—	1	810

Total Loans	$51,254	$4,535	$1,158	$—	$1	$56,948

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of December 31, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$5,364	$766	$23	$—	$—	$6,153
Farmland	357	163	—	—	—	520
1-4 Family Mortgages	21,116	1,655	535	—	—	23,306
Commercial Real Estate	22,469	1,484	284	—	—	24,237

Total Real Estate Loans	49,306	4,068	842	—	—	54,216
Business Loans:
Commercial and Industrial Loans	7,121	397	353	—	—	7,871
Farm Production and Other Farm Loans	755	—	—	—	—	755

Total Business Loans	7,876	397	353	—	—	8,626
Consumer Loans:
Other Consumer Loans	862	29	35	—	14	940

Total Consumer Loans	862	29	35	—	14	940

Total Loans	$58,044	$4,494	$1,230	$—	$14	$63,782

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	March 31, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$6	$8
1-4 Family Mortgages	—	25

Total Real Estate Loans	6	33

Business Loans:
Commercial and Industrial Loans	307	305

Total Business Loans	307	305
Total Purchased Credit Deteriorated Loans	$313	$338

Non-accrual
loans of
$-0-
and 25 are included in the
1-4
Family Mortgages at March 31, 2021 and December 31, 2020, respectively.
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

Note 9. Allowance for Loan Losses
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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

March 31, 2021	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	33	22	32	87
Chargeoffs	31	31	35	97
Recoveries	36	3	8	47

Net (recoveries) chargeoffs	(5)	28	27	50

Ending Balance	$3,923	$605	$244	$4,772

Period end allowance allocated to:
Loans individually evaluated for impairment	$766	$108	$—	$874
Loans collectively evaluated for impairment	3,157	497	244	3,898

Ending Balance, March 31, 2021	$3,923	$605	$244	$4,772

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

March 31, 2020	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	184	3	127	314
Chargeoffs	222	23	55	300
Recoveries	14	24	9	47

Net (recoveries) chargeoffs	208	(1)	46	253

Ending Balance	$3,051	$375	$390	$3,816

Period end allowance allocated to:
Loans individually evaluated for impairment	$582	$95	$—	$677
Loans collectively evaluated for impairment	2,469	280	390	3,139

Ending Balance, March 31, 2020	$3,051	$375	$390	$3,816

The Company’s recorded investment in loans as of March 31, 2021 and December 31, 2020 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

March 31, 2021	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$5,296	$304	$—	$5,600
Loans collectively evaluated for general impairment	502,726	117,897	12,638	633,261
Acquired with deteriorated credit quality	6	307	—	313

	$508,028	$118,508	$12,638	$639,174

December 31, 2020	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$7,262	$413	$—	$7,675
Loans collectively evaluated for general impairment	506,368	124,128	13,748	644,244
Acquired with deteriorated credit quality	33	305	—	338

	$513,663	$124,846	$13,748	$652,257

Note 10. Premises and Equipment
(in thousands)
The Company leases certain premises and equipment under operating leases. At March 31, 2021, the Company had lease liabilities and
Right-of-Use
(“ROU”) assets totaling $2,630 related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2021, the weighted average remaining lease term for operating leases was 1 year and the weighted average discount rate used in the measurement of operating lease liabilities was 3.19%.
Lease costs were as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$117	$92
Short-term lease cost	6	6
Variable lease cost	—	—

	$123	$98

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the three months ended March 31, 2021.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(in thousands)	Three Months Ended March 31, 2021
Lease payments due:
Within one year	$2,218
After one year but within two years	121
After two years but within three years	63
After three year but within four years	64
After four years but within five years	65
After five years	123

Total undiscounted cash flows	2,654
Discount on cash flows	(24)

Total lease liability	$2,630

Note 11. Other Intangible Assets
(in thousands)
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	March 31, 2021	December 31, 2020
Core deposit intangible	$630	$739
Accumulated amortization	(27)	(109)

Total finite-lived intangible assets	$603	$630

Core deposit intangible amortization expense for the period ended March 31, 2021 and period ended December 31, 2020 was $27 and $109, respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2021	$82
2022	109
2023	109
2024	109
2025	109
Thereafter	85

$603

Note 12. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	42	—	—	42
Other comprehensive loss, net	—	—	—	(13,666)	—	(13,666)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,528)	$96,714	$106,480

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income	—	—	—	—	1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744

Note 13. Fair Value of Financial Instruments
(in thousands)
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
The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$11,235	$—	$11,235
Mortgage-backed securities	—	598,816	—	598,816
State, county and municipal	—	163,698	—	163,698
Other securities	—	500	—	500

Total	$—	$774,249	$—	$774,249

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$12,061	$—	$12,061
Mortgage-backed securities	—	561,983	—	561,983
State, county and municipal	—	104,197	—	104,197
Other securities	—	508	—	508

Total	$—	$678,749	$—	$678,749

The Company recorded no gains or losses in earnings for the period ended March 31, 2021 or December 31, 2020 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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
For assets measured at fair value on a nonrecurring basis during 2021 that were still held on the Company’s balance sheet at March 31, 2021, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$109	$109
Other real estate owned	—	—	42	42

Total	$—	$—	$151	$151

The following table presents information as of March 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$109	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
OREO	42	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
For assets measured at fair value on a nonrecurring basis during 2020 that were still held on the Company’s balance sheet at December 31, 2020, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$2,013	$2,013

Total	$—	$—	$2,013	$2,013

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $118 and $2,920 had an allocated allowance for loan losses of $9 and $907 at March 31, 2021 and December 31, 2020, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $16 and
$-0-
was necessary and recorded during the three-month period ended March 31, 2021 and the year ended December 31, 2020, respectively.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2021:

March 31, 2021	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,667	$26,667	$—	$—	$26,667
Interest bearing deposits with banks	25,009	25,009	—	—	25,009
Securities available-for-sale	774,249	—	774,249	—	774,249
Net loans	634,401	—	—	628,207	628,207
Financial liabilities
Deposits	$1,229,621	$972,079	$258,733	$—	$1,230,812
Securities sold under agreement to repurchase	197,709	197,709	—	—	197,709

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2020:

December 31, 2020	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,840	$16,840	$—	$—	$16,840
Interest bearing deposits with banks	25,468	25,468	—	—	25,468
Securities available-for-sale	678,749	—	678,749	—	678,749
Net loans	647,521	—	—	638,362	638,362
Financial liabilities
Deposits	$1,095,189	$861,552	$234,909	$—	$1,096,461
Securities sold under agreement to repurchase	196,272	196,272	—	—	196,272
Federal Home Loan Bank advances	25,000	25,000	—	—	25,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(in thousands, except share and per share data)
FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form
10-Q
(the “Quarterly Report”) contains statements that constitute forward-looking
statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Quarterly Report that do not relate to historical facts are intended to identify forward-looking
statements. These statements appear in a number of places in this Quarterly Report. The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.
The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the “Company”) and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank” and collectively with the Company, the “Company”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for loan losses and our ability to foreclose on delinquent mortgages;

•
the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates including, but not limited to, the effects of the emergence of widespread health emergencies or pandemics, including the duration of the
COVID-19
pandemic and its impact on the Company’s and its customers’ business, results of operations, asset quality and financial condition;

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
Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of the Company. The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Quarterly Report. All dollar amounts appearing in this section of our Quarterly Report are in thousands unless otherwise notes or the context otherwise requires.
OVERVIEW
The Company is a
one-bank
holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not have any direct subsidiaries other than the Bank.
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2021, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,548,056 and total deposits of $1,231,805. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at March 31, 2021, was 29.78% and at December 31, 2020, was 22.06%. The increase was due to an increase in available for sale securities at March 31, 2021 due to increased deposits as a result of the
COVID-19
savings trend along with record financial stimulus. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,229,621 at March 31, 2021, and $1,095,189 at December 31, 2020. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”) and federal funds lines with correspondent banks. The Company had $774,249 invested in available-for-sale
investment securities at March 31, 2021, and $678,749 at December 31, 2020. The Company’s deposit growth during the
COVID-19
pandemic, has outpaced loan growth and therefore, the excess funds were invested in securities to help the profitability of the Company.
The Company also had $25,009 in interest bearing deposits at other banks at March 31, 2021 and $25,468 at December 31, 2020. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both March 31, 2021 and December 31, 2020. In addition, the Company has the ability to draw on its line of credit with the FHLB. At March 31, 2021, the Company had unused and available $207,835 of its line of credit with the FHLB and at December 31, 2020, the Company had unused and available $167,285 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2020 to March 31, 2021, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The Company had federal funds purchased of
$-0-
as of March 31, 2021 and December 31, 2020. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
When the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its investment portfolio, increases the balances in interest bearing due from bank accounts or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.
CAPITAL RESOURCES
Total shareholders’ equity was $106,480 at March 31, 2021, as compared to $119,548 at December 31, 2020. The decrease in shareholders’ equity was the result of the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid.
The Company paid aggregate cash dividends in the amount of $1,341, or $0.24 per share, during the three-month period ended March 31, 2021 compared to $1,339, or $0.24 per share, for the same period in 2020.

Quantitative measures established by federal regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2021, the Company meets all capital adequacy requirements to which it is subject and according to these requirements the Company is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Citizens Holding Company
Tier 1 leverage ratio	$102,303	6.93%	$73,852	5.00%	$59,082	4.00%
Common Equity tier 1 capital ratio	102,303	11.96%	96,007	6.50%	66,467	4.50%
Tier 1 risk-based capital ratio	102,303	11.96%	68,450	8.00%	51,338	6.00%
Total risk-based capital ratio	107,075	12.51%	85,563	10.00%	68,450	8.00%
December 31, 2020
Citizens Holding Company
Tier 1 leverage ratio	$101,640	7.22%	$70,344	5.00%	$56,275	4.00%
Common Equity tier 1 capital ratio	101,640	12.55%	91,448	6.50%	63,310	4.50%
Tier 1 risk-based capital ratio	101,640	12.55%	64,780	8.00%	48,585	6.00%
Total risk-based capital ratio	106,375	13.14%	80,975	10.00%	64,780	8.00%
The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Company (“FDIC”) to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the “standardized approach of Basel II for non-core
banks and bank holding companies”, such as the Bank and the Company. The capital framework under Basel III replaced the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.
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
Management believes that, as of March 31, 2021, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Company’s capital ratios as presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2021	2020
Interest Income, including fees	$9,079	$9,709
Interest Expense	1,446	2,324

Net Interest Income	7,633	7,385
Provision for loan losses	87	314

Net Interest Income after
Provision for loan losses	7,546	7,071
Other Income	3,232	2,381
Other Expense	8,468	8,067

Income Before Provision For
Income Taxes	2,310	1,385
Provision for Income Taxes	413	225

Net Income	$1,897	$1,160

Net Income Per share - Basic	$0.34	$0.21

Net Income Per Share-Diluted	$0.34	$0.21

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 6.45% for the three months ended March 31, 2021, and 4.11% for the corresponding period in 2020. The increase in ROE for the three months ended March 31, 2021 was caused by the increase in earnings and decrease in accumulated other comprehensive income (“AOCI “) compared to the same period in 2020.
Book value per share decreased to $19.09 at March 31, 2021, compared to $21.43 at December 31, 2020. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity discussed above. Average assets for the three months ended March 31, 2021 were $1,490,670 compared to $1,336,513 for the year ended December 31, 2020. This increase was due mainly to an increase in loans and investment securities partially offset by a decrease in interest bearing deposits with other banks.

NET INTEREST INCOME / NET INTEREST MARGIN
The main component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid for deposits and borrowed funds. The net interest margin is net interest income expressed as a percentage of average earning assets. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $7,633 for the three months ended March 31, 2021, respectively, as compared to $7,385 for the same respective time period in 2020. The annualized net interest margin was 2.32% for the three months ended March 31, 2021 compared to 2.72% for the corresponding period of 2020. The decrease in net interest margin for the three months ended March 31, 2021, when compared to the same period in 2020, was mainly due to the historical low mortgage interest rates increasing prepayments on mortgage-backed securities. Prepayments on mortgage-backed securities decreased the yield on taxable securities by 139 basis points (“bps”) to 19 bps at March 31, 2021 compared to 158 bps in 2020. However, the Company was able to offset this decline in yield on mortgage-backed securities by lowering the cost of cost funds to 53 bps for the three months ended March 31, 2021 compared to 105 bps for the same period in 2020.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,
	Average Balance		Income/Expense		Average Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Loans, net of unearned (1)	$652,783	$574,030	$8,173	$7,489	5.01%	5.22%
Investment Securities
Taxable	545,923	418,685	262	1,657	0.19%	1.58%
Tax-exempt	128,612	61,013	899	458	2.80%	3.00%

Total Investment Securities	674,535	479,698	1,161	2,115	0.17%	0.44%
Federal Funds Sold and Other	51,206	52,838	15	218	0.12%	1.65%

Total Interest Earning Assets (1)(2)	1,378,524	1,106,566	9,349	9,822	2.71%	3.55%

Non-Earning Assets	112,146	95,917

Total Assets	$1,490,670	$1,202,483

Deposits:
Interest-bearing Demand
Deposits (3)	$513,117	$402,535	$518	$914	0.40%	0.91%
Savings	107,314	84,656	27	32	0.10%	0.15%
Time	242,861	243,748	721	1,023	1.19%	1.68%

Total Deposits	863,292	730,939	1,266	1,969	0.15%	0.27%
Borrowed Funds
Short-term Borrowings	212,849	158,480	180	355	0.34%	0.90%
Long-term Borrowings	—	— `	—	—	0.00%	0.00%

Total Borrowed Funds	212,849	158,480	180	355	0.34%	0.90%

Total Interest-Bearing Liabilities (3)	1,076,141	889,419	1,446	2,324	0.53%	1.05%
Non-Interest Bearing Liabilities
Demand Deposits	269,051	184,734
Other Liabilities	27,866	15,385
Shareholders’ Equity	117,612	112,945

Total Liabilities and Shareholders’ Equity	$1,490,670	$1,202,483

Interest Rate Spread					2.19%	2.51%

Net Interest Margin			$7,903	$7,498	2.32%	2.72%

Less
Tax Equivalent Adjustment			270	113

Net Interest Income			$7,633	$7,385

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three months ended March 31, 2021, as compared to the respective corresponding period in 2020, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to reprice deposits at lower rates has helped offset the yield decline in taxable securities that has been hampered by the low interest rate environment resulting from the Federal Reserve Board’s decreases to the target federal funds rate during the
COVID-19
pandemic. Overall, margin compression continues due to the
low-rate
environment and the economy slowly recovering due to the pandemic. Management believes by continuing to reprice interest-bearing liabilities as they mature, continued focus on loan growth, and changing the investment mix will increase the net interest margin.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2021 compared to the same respective period in 2020:

TABLE 2 - VOLUME/RATE ANALYSIS
(in thousands)

	Three Months Ended March 31, 2021 2021 Change from 2020
	Volume	Rate	Total
INTEREST INCOME
Loans	$1,027	(343)	$684
Taxable Securities	504	(1,899)	(1,395)
Non-Taxable Securities	491	(66)	425
Federal Funds Sold and Other	(7)	(196)	(203)

TOTAL INTEREST INCOME	$2,016	$(2,505)	$(489)

INTEREST EXPENSE
Interest-bearing demand deposits	$251	(508)	(257)
Savings Deposits	9	(11)	(2)
Time Deposits	(4)	(299)	(303)
Short-term borrowings	122	(297)	(175)

TOTAL INTEREST EXPENSE	$378	$(1,114)	(737)

NET INTEREST INCOME	$1,638	$(1,390)	$248

CREDIT LOSS EXPERIENCE
As a natural corollary to the Company’s lending activities, some loan losses are to be expected. The risk of loss varies with the type of loan being made and the overall creditworthiness of the borrower over the term of the loan. The degree of perceived risk is taken into account in establishing the structure of, and interest rates and security for, specific loans and for various types of loans. The Company attempts to minimize its credit risk exposure by use of thorough loan application and approval procedures.
The Company maintains a program of systematic review of its existing loans. Loans are graded for their overall quality. Those loans, which management determines require further monitoring and supervision, are segregated and reviewed on a regular basis. Significant problem loans are reviewed monthly by the Company’s management and Board of Directors.
The Company charges off that portion of any loan that the Company’s management and Board of Directors has determined to be a loss. A loan is generally considered by management to represent a loss, in whole or in part, when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower’s financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan that is declared a loss is charged against the Company’s allowance for loan losses.

The Company’s allowance for loan losses is designed to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. The Board of Directors determines the amount of the allowance. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Company will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.
The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2021	Year Ended December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$639,174	$652,257	$(13,083)	-2.01%
Allowance for Loan Losses	4,772	4,735	37	0.78%
Nonaccrual Loans	6,789	8,484	(1,695)	-19.98%
Ratios:
Allowance for loan losses to gross loans	0.75%	0.73%
Net loans charged off to allowance for loan losses	1.05%	10.67%
The provision for loan losses for the three months ended March 31, 2021 was $87, a decrease of $227 from the provision for loan losses of $314 for the same period in 2020. The change in the Company’s loan loss provision for the three months ended March 31, 2021 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact of the vaccine distribution and improvement in the local and national unemployment rate coupled with a decrease in loan demand from the prior quarter. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.
For the three months ended March 31, 2021, net loan losses charged to the allowance for loan losses totaled $50, a decrease of $203 from the $253 charged off in the same period in 2020.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2021 that have not been charged off. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2021 was $3,232, an increase of $851, or 35.74%, from $2,381 in the same period in 2020. Service charges on deposit accounts were $814 in the three months ended March 31, 2021, compared to $1,049 for the same period in 2020. In correlation with the national trend of increased savings due to the uncertainty surrounding the pandemic and continued programs offered to our customers by the federal government, there has been a decrease in overdraft income when compared to the same period in 2020 which is the primary driver behind the reduction in service charges on deposit accounts. Offsetting the decline in overdraft income, interchange fees increased by $206, or 30.16%, to $889 in the three months ended March 31, 2021, compared to $683 for the same period in 2020. Other operating income not derived from service charges or fees increased $851, or 35.74% to $1,443 in the three months ended March 31, 2021, compared to $559 for the same period in 2020. This increase was primarily due to two reasons, (1) an increase in gains from security sales due to strategic investment decisions and (2) an increase in mortgage loan origination income.
The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months Ended March 31,
Other operating income	2021	2020
BOLI Income	$130	$106
Mortgage Loan Origination Income	395	252
Income from security sales, net	526	77
Other Income	392	124

Total Other Income	$1,443	$559

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended March 31, 2021 and 2020 were $8,468 and $8,067, respectively, an increase of $401 or 4.97%. Occupancy expense increased by $158, or 9.52%, to $1,817 for the three months ended March 31, 2021, compared to $1,659 for the same period of 2020. The increases in occupancy expense is related to the Company’s continued investment in customer facing and internal technology. Other operating expenses increased by $110, or 5.58%, to $2,083 for the three months ended March 31, 2021, compared to $1,973 for the same period of 2020. This increase was mainly due to an increase in regulatory related expenses.
The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months Ended March 31,
Other Operating Expense	2021	2020
Advertising	$141	$204
Office Supplies	249	292
Professional Fees	237	258
Telephone expense	155	158
Postage and Freight	169	141
Loan Collection Expense	54	23
Regulatory and related expense	235	66
Debit Card/ATM expense	168	135
Travel and Convention	26	53
Other expenses	649	643

Total Other Expense	$2,083	$1,973

The Company’s efficiency ratio for the three months ended March 31, 2021 was 76.12%, compared to 84.74% for the same period in 2020. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.

BALANCE SHEET ANALYSIS

	March 31, 2021	December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$26,667	$16,840	$9,827	58.36%
Interest Bearing deposits with Other Banks	25,009	25,468	(459)	-1.80%
Investment Securities	774,249	678,749	95,500	14.07%
Loans, net	634,401	647,521	(13,120)	-2.03%
Premises and Equipment	25,634	25,630	4	0.02%
Total Assets	1,548,347	1,450,692	97,655	6.73%
Total Deposits	1,229,621	1,095,189	134,432	12.27%
Total Shareholders’ Equity	106,480	119,548	(13,068)	-10.93%
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2021 was $51,676, which was an increase of $9,368 from the balance of $42,308 at December 31, 2020.
INVESTMENT SECURITIES
The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at March 31, 2021 increased by $95,500, or 14.07%, to $774,249 from $678,749 at December 31, 2020. As previously discussed, this increase was due to a large excess in liquidity as customers continue to save excess funds due to the uncertainty around the pandemic along with financial stimulus provided by the Federal government.
LOANS
The Company’s loan balance decreased by $13,120, or (2.03%), during the three months ended March 31, 2021, to $634,401 from $647,521 at December 31, 2020. The decrease was primarily due to two reasons: (1) Loan competition continues to be strong in our operating regions, especially in land development and construction and commercial real estate categories resulting in large payoffs and (2) payoffs of the PPP loans that were provided to customers. While loan demand continues to be strong in certain sectors, the uncertainty surrounding the pandemic has put a lot of projects on hold in other sectors in the near term. Additionally, no material changes were made to the loan products offered by the Company during this period.

PREMISES AND EQUIPMENT
During the three months ended March 31, 2021, the Company’s premises and equipment increased by $4, or 0.02%, to $25,634 from $25,630 at December 31, 2020.
DEPOSITS
The following table shows the balance and percentage change in the various deposits:

	March 31, 2021	December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$284,266	$276,033	$8,233	2.98%
Interest-Bearing Deposits	574,706	480,987	93,719	19.48%
Savings Deposits	113,107	104,532	8,575	8.20%
Certificates of Deposit	257,542	233,637	23,905	10.23%

Total deposits	$1,229,621	$1,095,189	$134,432	12.27%

All deposit accounts increased during the three months ended March 31, 2021. As previously discussed, the
COVID-19
savings trend along with record financial stimulus is creating a large increase in deposits. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.
OFF-BALANCE
SHEET ARRANGEMENTS
Please refer to Note 3 to the consolidated financial statements included in this Quarterly Report for a discussion of the nature and extent of the Company’s off-balance
sheet arrangements, which consist solely of commitments to fund loans and letters of credit.
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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	-16.7%	-12.3%	9.1%	8.9%
+300 basis points	-10.6%	-6.7%	10.7%	8.4%
+200 basis points	-5.4%	-2.1%	11.6%	7.3%
+100 basis points	-1.0%	1.0%	10.9%	5.3%
Flat rates	—	—	—	—
-100 basis points	-9.5%	-9.3%	-12.2%	-9.0%
-200 basis points	-14.1%	-13.8%	-19.8%	-19.9%
The following table presents the change in our economic value of equity as of March 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2021	December 31, 2020
+400 basis points	-26.2%	11.3%
+300 basis points	-18.4%	18.8%
+200 basis points	-10.5%	24.6%
+100 basis points	-3.4%	21.9%
Flat rates	—	—
-100 basis points	-16.5%	-29.4%
-200 basis points	-38.6%	-43.1%

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
ITEM 4. CONTROLS AND PROCEDURES.
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is a party to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provisions are made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not likely have a material impact on the Company’s consolidated financial condition or results of operations.
ITEM 1A. RISK FACTORS.
The Company’s business, future
financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form
10-K
for the year ended December 31, 2020, which the Company filed with the Securities and Exchange Commission on March 12, 2021. Additional information regarding some of those risks and uncertainties is contained in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, the Company’s quarterly reports on Form
10-Q
and other reports and forms filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Company’s business, financial condition and results of operations in the future.
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

DATE: May 7, 2021