Form 10-Q
period 2021-06-30
CITIZENS HOLDING CO /MS/
filed 2021-08-06
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-15375

CITIZENS HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Mississippi	64-0666512
(State or other jurisdiction of In Company or organization)	(IRS Employer Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)
601-656-4692
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market
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
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2021:

Title	Outstanding
Common Stock, $0.20 par value	5,595,320

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

ASSETS	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)

Cash and cash equivalents	$16,050	$16,840
Interest bearing cash and cash equivalents	66,153	25,468
Investment securities available for sale, at fair value	542,671	678,749
Loans, net of allowance for loan losses of $4,351 in 2021 and $4,735 in 2020	629,691	647,521
Premises and equipment, net	25,446	25,630
Other real estate owned, net	4,481	3,073
Accrued interest receivable	3,465	5,983
Cash surrender value of life insurance	25,830	25,814
Deferred tax assets, net	4,924	1,548
Identifiable intangible assets, net	13,605	13,660
Other assets	5,818	6,406

TOTAL ASSETS	$1,338,134	$1,450,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$287,519	$276,033
Interest bearing deposits	839,843	819,156

Total deposits	1,127,362	1,095,189
Securities sold under agreement to repurchase	67,286	196,272
Federal Home Loan Bank (FHLB) advances	—	25,000
Borrowings on secured line of credit	18,000	—
Accrued interest payable	454	522
Deferred compensation payable	9,875	9,665
Other liabilities	5,583	4,496

Total liabilities	1,228,560	1,331,144
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value:
Authorized: 22,500,000 shares
Issued and outstanding: 5,595,320 shares - June 30, 2021; 5,587,070 shares - December 31, 2020	1,120	1,118
Additional paid-in capital	18,214	18,134
Retained earnings	97,278	96,158
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $2,340 at June 30, 2021 and ($1,376) at December 31, 2020	(7,038)	4,138

Total shareholders’ equity	109,574	119,548

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,338,134	$1,450,692

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$7,917	$7,632	$16,048	$15,112
Interest on securities
Taxable	1,255	2,100	1,517	3,757
Nontaxable	634	364	1,305	704
Other interest	10	31	25	263

Total interest income	9,816	10,127	18,895	19,836

INTEREST EXPENSE
Deposits	1,186	1,612	2,452	3,581
Other borrowed funds	136	165	316	520

Total interest expense	1,322	1,777	2,768	4,101

NET INTEREST INCOME	8,494	8,350	16,127	15,735

PROVISION FOR LOAN LOSSES	232	622	319	936

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,262	7,728	15,808	14,799

OTHER INCOME
Service charges on deposit accounts	768	668	1,582	1,717
Other service charges and fees	1,091	871	2,066	1,644
Other operating income	1,130	931	2,573	1,490

Total other income	2,989	2,470	6,221	4,851

OTHER EXPENSES
Salaries and employee benefits	4,585	4,307	9,153	8,742
Occupancy expense	1,791	2,036	3,608	3,695
Other expense	2,606	2,001	4,689	3,974

Total other expenses	8,982	8,344	17,450	16,411

INCOME BEFORE PROVISION FOR INCOME TAXES	2,269	1,854	4,579	3,239

PROVISION FOR INCOME TAXES	362	392	775	617

NET INCOME	$1,907	$1,462	$3,804	$2,622

NET INCOME PER SHARE -Basic	$0.34	$0.26	$0.68	$0.47

-Diluted	$0.34	$0.26	$0.68	$0.47

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,907	$1,462	$3,804	$2,622
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses)	2,927	285	(15,810)	8,197
Income tax effect	(730)	(71)	3,944	(2,045)

Net unrealized gains (losses)	2,197	214	(11,866)	6,152

Reclassification adjustment for gains included in net income	393	333	919	410
Income tax effect	(98)	(83)	(229)	(102)

Net gains included in net income	295	250	690	308

Total other comprehensive income (loss)	2,492	464	(11,176)	6,460

Comprehensive income (loss)	$4,399	$1,926	$(7,372)	$9,082

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$12,387	$5,871

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	114,330	135,188
Proceeds from sale of investment securities	464,528	71,168
Purchases of investment securities available for sale	(461,553)	(363,823)
Proceeds from sale of FHLB stock	4,447	—
Purchase of FHLB Stock	(3,943)	—
Purchases of bank premises and equipment	(329)	(163)
Proceeds from sales of bank premises and equipment	—	124
Net change in federal funds sold	—	1,600
Net change in interest bearing deposits with other Banks	(40,685)	17,373
Proceeds from sale of other real estate	1,774	392
Proceeds from death benefit of bank-owned life insurance	489	—
Net change in loans	14,262	(60,792)

Net cash provided by (used in) investing activities	93,320	(198,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	32,173	176,353
Net change in securities sold under agreement to repurchase	(128,986)	23,370
Proceeds from exercise of stock options	—	86
Proceeds from borrowings on secured line of credit	18,000	—
Payment of FHLB advances	(25,000)	—
Payment of dividends	(2,684)	(2,681)

Net cash (used in) provided by financing activities	(106,497)	197,128

Net change in cash and cash equivalents	(790)	4,066

Cash and cash equivalents, beginning of period	16,840	15,937

Cash and cash equivalents, end of period	$16,050	$20,003

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2021
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
Risks and Uncertainties
The outbreak of
COVID-19
has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared
COVID-19
to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date,
COVID-19
could also potentially create widespread business continuity issues for the Company.
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
The Company maintains access to multiple sources of liquidity. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. Wholesale funding markets have remained open to us, and rates for short term funding have recently been at historic lows. If funding costs start to elevate, it could have an adverse effect on the Company’s net interest margin.
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
The impact from
COVID-19
could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash
charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Lending operations and accommodations to borrowers
(dollar amounts in thousands)
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans originated before June 5, 2020 have a two-year
term while PPP loans originated after June 5, 2020 have a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company currently has 610 loans with a total balance of $21,642 outstanding at June 30, 2021. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Credit
The Company has worked with customers directly affected by
COVID-19. The
Company offered short-term assistance in accordance with regulatory guidelines. However, as of June 30, 2021, the Company had no customer with deferments. While this is a positive trend, the Company makes no representations that there could not be future credit losses related to
COVID-19.
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
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
Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, or other real estate owned (“OREO”). In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.
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
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU

2016-13
are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Company is January 1, 2023. ASU
2016-13
permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Company expects ASU
2016-13
to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2021, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $131,792 compared to an aggregate unused balance of $138,185 at December 31, 2020. There were $4,437 of letters of credit outstanding at June 30, 2021 and $4,565 at December 31, 2020. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	5,584,441	5,580,340	5,581,662	5,573,515
Dilutive effect of granted options	240	3,449	596	2,824

Diluted weighted average shares outstanding	5,584,681	5,583,789	5,582,258	5,576,339

Net income	$1,907	$1,462	$3,804	$2,622
Net income per share-basic	$0.34	$0.26	$0.68	$0.47
Net income per share-diluted	$0.34	$0.26	$0.68	$0.47
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

The following table is a summary of the stock option activity for the six months ended June 30, 2021:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	19,500	$19.42	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(10,500)	20.02	—	—

Outstanding at June 30, 2021	9,000	$18.76	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at June 30, 2021, was
$-0-.
No options were outstanding under the 2013 Plan as of June 30, 2021.
During 2021, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 28, 2022 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $156 and will be expensed ratably over the one-year
vesting period.
Note 5. Income Taxes
(in thousands)
For the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $362 and $392, respectively. The effective tax rate was 15.95% and 21.14% for the three months ending June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $775 and $617, respectively. The effective tax rate was 16.93% and 19.05% for the six months ending June 30, 2021 and 2020, respectively.
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

		Gross	Gross
June 30, 2021	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$4,969	$—	$192	$4,777
Mortgage backed securities	420,760	239	8,610	412,389
State, County, Municipals	125,818	837	1,650	125,005
Other Securities	500	—	—	500

Total	$552,047	$1,076	$10,452	$542,671

		Gross	Gross
December 31, 2020	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$11,870	$191	$—	$12,061
Mortgage backed securities	560,033	4,550	2,600	561,983
State, County, Municipals	100,823	3,410	36	104,197
Other Securities	500	8	—	508

Total	$673,226	$8,159	$2,636	$678,749

At June 30, 2021 and December 31, 2020, securities with a carrying value of $392,018 and $558,955, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$218	$220	$—	$—
Due after one year through five years	2,247	2,286	3,594	3,701
Due after five years through ten years	2,821	2,884	20,538	21,446
Due after ten years	126,001	124,892	89,061	91,619
Residential mortgage backed securities	420,760	412,389	536,215	537,027
Commercial mortgage backed securities	—	—	23,818	24,956

Total	$552,047	$542,671	$673,226	$678,749

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2021 and December 31, 2020.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

June 30, 2021	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$4,777	$192	$—	$—	$4,777	$192
Mortgage backed securities	370,942	8,610	—	—	370,942	8,610
State, County, Municipal	78,987	1,650	—	—	78,987	1,650

Total	$454,706	$10,452	$—	$—	$454,706	$10,452

December 31, 2020	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$278,162	$2,600	$—	$—	$278,162	$2,600
State, County, Municipal	6,541	36	—	—	6,541	36

Total	$284,703	$2,636	$—	$—	$284,703	$2,636

The Company’s unrealized losses on its obligations of United States government agencies, mortgage backed securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at June 30, 2021 nor at December 31, 2020.

Note 7. Non Purchased Loans
(in thousands, except number of loans)
“Purchased” loans are those acquired in any of the Company’s previous acquisitions. “Non Purchased” loans include all of the Company’s other loans. For purposes of Note 7, all references to “loans” mean non purchased loans.
The composition of net loans at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$66,633	$42,677
Farmland	13,917	15,616
1-4 Family Mortgages	87,208	94,280
Commercial Real Estate	294,876	306,875

Total Real Estate Loans	462,634	459,448

Business Loans:
Commercial and Industrial Loans (1)	107,302	115,679
Farm Production and Other Farm Loans	455	541

Total Business Loans	107,757	116,220

Consumer Loans:
Credit Cards	1,875	1,878
Other Consumer Loans	10,856	10,929

Total Consumer Loans	12,731	12,807

Total Gross Loans	583,122	588,475

Unearned Income	—	(1)
Allowance for Loan Losses	(4,351)	(4,735)

Loans, net	$578,771	$583,739

(1)	Includes PPP loans of $21,642 and $29,523 as of June 30, 2021 and December 31, 2020, respectively.

Loans are considered to be past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status, when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether such loans are considered past due. When interest accruals are discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Period-end,
nonaccrual loans, segregated by class, were as follows:

	June 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$185	$308
Farmland	191	287
1-4 Family Mortgages	1,844	1,809
Commercial Real Estate	1,736	5,600

Total Real Estate Loans	3,956	8,004

Business Loans:
Commercial and Industrial Loans	323	413
Farm Production and Other Farm Loans	6	9

Total Business Loans	329	422

Consumer Loans:
Other Consumer Loans	21	33

Total Consumer Loans	21	33

Total Nonaccrual Loans	$4,306	$8,459

An aging analysis of past due loans, segregated by class, as of June 30, 2021, was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$10	$—	$10	$66,623	$66,633	$—
Farmland	101	—	101	13,816	13,917	—
1-4 Family Mortgages	1,247	19	1,266	85,942	87,208	—
Commercial Real Estate	941	573	1,514	293,362	294,876	—

Total Real Estate Loans	2,299	592	2,891	459,743	462,634	—

Business Loans:
Commercial and Industrial Loans	70	327	397	106,905	107,302	4
Farm Production and Other Farm Loans	—	—	—	455	455	—

Total Business Loans	70	327	397	107,360	107,757	4

Consumer Loans:
Credit Cards	38	1	39	1,836	1,875	1
Other Consumer Loans	32	2	34	10,822	10,856	—

Total Consumer Loans	70	3	73	12,658	12,731	1

Total Loans	$2,439	$922	$3,361	$579,761	$583,122	$5

An aging analysis of past due loans, segregated by class, as of December 31, 2020 was as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$112	$—	$112	$42,565	$42,677	$—
Farmland	183	75	258	15,358	15,616	—
1-4 Family Mortgages	1,301	246	1,547	92,733	94,280	—
Commercial Real Estate	1,407	700	2,107	304,768	306,875	—

Total Real Estate Loans	3,003	1,021	4,024	455,424	459,448	—

Business Loans:
Commercial and Industrial Loans	97	405	502	115,177	115,679	5
Farm Production and Other Farm Loans	2	—	2	539	541	—

Total Business Loans	99	405	504	115,716	116,220	5

Consumer Loans:
Credit Cards	25	9	34	1,844	1,878	9
Other Consumer Loans	66	—	66	10,863	10,929	—

Total Consumer Loans	91	9	100	12,707	12,807	9

Total Loans	$3,193	$1,435	$4,628	$583,847	$588,475	$14

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
charged-off
when deemed uncollectible.

Impaired loans as of June 30, 2021, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$185	$185	$—	$185	$—	$247
Farmland	34	34	—	34	—	73
1-4 Family Mortgages	962	962	—	962	—	989
Commercial Real Estate	2,687	2,051	114	2,165	3	3,996

Total Real Estate Loans	3,868	3,232	114	3,346	3	5,305

Business Loans:
Commercial and Industrial Loans	304	72	160	232	36	323

Total Business Loans	304	72	160	232	36	323

Total Loans	$4,172	$3,304	$274	$3,578	$39	$5,628

Impaired loans as of December 31, 2020, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$308	$256	$52	$308	$13	$210
Farmland	111	111	—	111	—	182
1-4 Family Mortgages	1,016	1,012	4	1,016	1	928
Commercial Real Estate	6,021	3,323	2,504	5,827	768	7,808

Total Real Estate Loans	7,456	4,702	2,560	7,262	782	9,127

Business Loans:
Commercial and Industrial Loans	413	54	359	413	125	279

Total Business Loans	413	54	359	413	125	279

Total Loans	$7,869	$4,756	$2,919	$7,675	$907	$9,405

The Company did not have any new troubled debt restructurings for the six months ended June 30, 2021 or June 30, 2020.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number	Recorded
	of Loans	Investment
Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(382)

Totals at December 31, 2020	3	$2,113
Reductions due to:
Principal paydowns		(64)
Reclassification to OREO	2	(1,788)

Total at June 30, 2021	1	$261

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at June 30, 2021 and December 31, 2020. The Company had no commitments to lend additional funds on this troubled debt restructurings as of June 30, 2021.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2021.
The following table details the amount of gross loans, segregated by loan grade and class, as of June 30, 2021:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$65,232	$771	$630	$—	$—	$66,633
Farmland	13,212	167	538	—	—	13,917
1-4 Family Mortgages	79,085	2,654	5,469	—	—	87,208
Commercial Real Estate	251,312	7,929	35,635	—	—	294,876

Total Real Estate Loans	408,841	11,521	42,272	—	—	462,634

Business Loans:
Commercial and Industrial Loans	101,184	901	5,214	—	3	107,302
Farm Production and Other Farm Loans	433	—	16	—	6	455

Total Business Loans	101,617	901	5,230	—	9	107,757

Consumer Loans:
Credit Cards	1,836	—	39	—	—	1,875
Other Consumer Loans	10,750	63	28	13	2	10,856

Total Consumer Loans	12,586	63	67	13	2	12,731

Total Loans	$523,044	$12,485	$47,569	$13	$11	$583,122

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2020:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$41,775	$120	$782	$—	$—	$42,677
Farmland	14,801	95	720	—	—	15,616
1-4 Family Mortgages	85,203	3,210	5,867	—	—	94,280
Commercial Real Estate	258,339	35,769	12,767	—	—	306,875

Total Real Estate Loans	400,118	39,194	20,136	—	—	459,448

Business Loans:
Commercial and Industrial Loans	109,525	4,409	1,738	—	7	115,679
Farm Production and Other Farm Loans	512	—	20	—	9	541

Total Business Loans	110,037	4,409	1,758	—	16	116,220

Consumer Loans:
Credit Cards	1,845	—	33	—	—	1,878
Other Consumer Loans	10,820	43	41	25	—	10,929

Total Consumer Loans	12,665	43	74	25	—	12,807

Total Loans	$522,820	$43,646	$21,968	$25	$16	$588,475

Note 8. Purchased Loans
(in thousands)
For purposes of this Note 8, all references to “loans” means purchased loans.
The following is a summary of purchased loans:

	June 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$5,152	$6,153
Farmland	388	520
1-4 Family Mortgages	18,197	23,306
Commercial Real Estate	21,188	24,237

Total Real Estate Loans	44,925	54,216

Business Loans:
Commercial and Industrial Loans	5,099	7,871
Farm Production and Other Farm Loans	226	755

Total Business Loans	5,325	8,626

Consumer Loans:
Other Consumer Loans	670	940

Total Consumer Loans	670	940

Total Purchased Loans	$50,920	$63,782

Period-end,
nonaccrual loans, segregated by class, were as follows:

	June 30, 2021	December 31, 2020
Real Estate:
1-4 Family Mortgages	$45	$73

Total Real Estate Loans	45	73

Business Loans:
Commercial and Industrial Loans	15	18

Total Business Loans	15	18

Consumer Loans:
Other Consumer Loans	—	14

Total Consumer Loans	—	14

Total Nonaccrual Loans	$60	$105

An age analysis of past due loans, segregated by class of loans, as of June 30, 2021, is as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$—	$—	$—	$5,152	$5,152	$—
Farmland	—	—	—	388	388	—
1-4 Family Mortgages	347	—	347	17,850	18,197	—
Commercial Real Estate	336	—	336	20,852	21,188	—

Total Real Estate Loans	683	—	683	44,242	44,925	—

Business Loans:
Commercial and Industrial Loans	47	—	47	5,052	5,099	—
Farm Production and Other Farm Loans	—	—	—	226	226	—

Total Business Loans	47	—	47	5,278	5,325	—

Consumer Loans:
Other Consumer Loans	11	—	11	659	670	—

Total Consumer Loans	11	—	11	659	670	—

Total Loans	$741	$—	$741	$50,179	$50,920	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2020, is as follows:

						Accruing
		Loans				Loans
	Loans	90 or more				90 or more
	30-89 Days	Days	Total Past	Current	Total	Days
	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Real Estate:
Land Development and Construction	$332	$—	$332	$5,821	$6,153	$—
Farmland	—	—	—	520	520	—
1-4 Family Mortgages	401	—	401	22,905	23,306	—
Commercial Real Estate	—	—	—	24,237	24,237	—

Total Real Estate Loans	733	—	733	53,483	54,216	—

Business Loans:
Commercial and Industrial Loans	849	—	849	7,022	7,871	—
Farm Production and Other Farm Loans	—	—	—	755	755	—

Total Business Loans	849	—	849	7,777	8,626	—

Consumer Loans:
Other Consumer Loans	35	—	35	905	940	—

Total Consumer Loans	35	—	35	905	940	—

Total Loans	$1,617	$—	$1,617	$62,165	$63,782	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of June 30, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$4,396	$744	$12	$—	$—	$5,152
Farmland	231	157	—	—	—	388
1-4 Family Mortgages	15,788	1,847	562	—	—	18,197
Commercial Real Estate	19,731	1,176	281	—	—	21,188

Total Real Estate Loans	40,146	3,924	855	—	—	44,925

Business Loans:
Commercial and Industrial Loans	4,549	434	116	—	—	5,099
Farm Production and Other Farm Loans	226	—	—	—	—	226

Total Business Loans	4,775	434	116	—	—	5,325

Consumer Loans:
Other Consumer Loans	639	—	31	—	—	670

Total Consumer Loans	639	—	31	—	—	670

Total Loans	$45,560	$4,358	$1,002	$—	$—	$50,920

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

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	June 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$—	$8
1-4 Family Mortgages	—	25

Total Real Estate Loans	—	33

Business Loans:
Commercial and Industrial Loans	308	305

Total Business Loans	308	305

Total Purchased Credit Deteriorated Loans	$308	$338

Nonaccrual loans of
$-0-
and $25 are included in the
1-4
Family Mortgages at June 30, 2021 and December 31, 2020, respectively.
The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
Contractually-required principal	$993
Nonaccretable difference	(68)

Cash flows expected to be collected	925
Accretable yield	(36)

Fair Value	$889

There were no purchased loans classified as TDRs as of the six months ended June 30, 2021, or June 30, 2020.

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
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2021:

	Real Estate	Business Loans	Consumer	Total
Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	138	181	—	319
Charge-offs	623	175	49	847
Recoveries	84	10	50	144

Net charge-offs (recoveries)	539	165	(1)	703

Balance, June 30, 2021	$3,484	$627	$240	$4,351

Period end allowance allocated to:
Loans individually evaluated for impairment	$3	$36	$—	$39
Loans collectively evaluated for impairment	3,481	591	240	4,312

Balance, June 30, 2021	$3,484	$627	$240	$4,351

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2020:

	Real Estate	Business Loans	Consumer	Total
Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	550	280	106	936
Charge-offs	265	210	65	540
Recoveries	59	28	19	106

Net charge-offs	206	182	46	434

Balance, June 30, 2020	$3,419	$469	$369	$4,257

Period end allowance allocated to:
Loans individually evaluated for impairment	$720	$165	$—	$885
Loans collectively evaluated for impairment	2,699	304	369	3,372

Balance, June 30, 2020	$3,419	$469	$369	$4,257

The Company’s recorded investment in loans as of June 30, 2021 and December 31, 2020 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

June 30, 2021	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$3,346	$232	$—	$3,578
Loans collectively evaluated for general impairment	504,213	112,542	13,401	630,156
Acquired with deteriorated credit quality	—	308	—	308

	$507,559	$113,082	$13,401	$634,042

December 31, 2020	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$7,262	$413	$—	$7,675
Loans collectively evaluated for general impairment	506,368	124,128	13,748	644,244
Acquired with deteriorated credit quality	33	305	—	338

	$513,663	$124,846	$13,748	$652,257

Note 10. Premises and Equipment
(in thousands)
The Company leases certain premises and equipment under operating leases. As of June 30, 2021, the Company had lease liabilities and
Right-of-Use
(“ROU”) assets totaling $2,521 related to these leases. Lease liabilities and ROU assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2021, the weighted average remaining lease term for operating leases was 1 year and the weighted average discount rate used in the measurement of operating lease liabilities was 3.26%.
Lease costs were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(in thousands)
Operating lease cost	$117	$233
Short-term lease cost	6	12
Variable lease cost	—	—

	$123	$245

There were no sale and leaseback transactions, leverage leases or lease transactions with related parties during the six months ended June 30, 2021.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of June 30, 2021
(in thousands)
Lease payments due:
Within one year	$2,137
After one year but within two years	102
After two years but within three years	63
After three year but within four years	64
After four years but within five years	66
After five years	106

Total undiscounted cash flows	2,538
Discount on cash flows	(17)

Total lease liability	$2,521

Note 11. Other Intangible Assets
(in thousands)
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	June 30, 2021	December 31, 2020
Core deposit intangible	$630	$739
Accumulated amortization	(55)	(109)

Total finite-lived intangible assets	$575	$630

Core deposit intangible amortization expense for the period ended June 30, 2021 and period ended December 31, 2020 was $55 and $109, respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2021	$54
2022	109
2023	109
2024	109
2025	109
Thereafter	85

$ 575

Note 12. Secured Line of Credit
(in thousands)
On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of The Line. The Line is fully secured by the common stock of the Bank. The Line matures on June 9, 2023, at which time all unpaid interest principal is due and payable.

	June 30, 2021	December 31, 2020
Funded balance	$18,000	$—
Unfunded balance	2,000	—

Total credit facility	$20,000	$—

Note 13. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	42	—	—	42
Other comprehensive loss, net	—	—	—	(13,668)	—	(13,668)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,530)	$96,714	$106,478
Net income	—	—	—	—	1,907	1,907
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Restricted stock forfeited	—	—	—	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	2,492	—	2,492

Balance, June 30, 2021	5,595,320	$1,120	$18,214	$(7,038)	$97,278	$109,574

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income	—	—	—	—	1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744
Net income	—	—	—	—	1,462	1,462
Dividends paid ($0.24 per share)	—	—	—	—	(1,342)	(1,342)
Restricted stock forfeited	(4,500)	(1)	1	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	464	—	464

Balance, June 30, 2020	5,586,381	$1,118	$18,049	$5,671	$94,531	$119,369

Note 14. Fair Value of Financial Instruments
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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$4,777	$—	$4,777
Mortgage-backed securities	—	412,389	—	412,389
State, county and municipal obligations	—	125,005	—	125,005
Other securities	500	—	—	500

Total	$500	$542,171	$—	$542,671

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020:

		Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$12,061	$—	$12,061
Mortgage-backed securities	—	561,983	—	561,983
State, county and municipal obligations	—	104,197	—	104,197
Other securities	—	508	—	508

Total	$—	$678,749	$—	$678,749

The Company recorded no gains or losses in earnings for the period ended June 30, 2021 or December 31, 2020 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
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
For assets measured at fair value on a nonrecurring basis during 2021 that were still held on the Company’s balance sheet at June 30, 2021, the following table provides the hierarchy level and the fair value of the related assets:

		2021 Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$111	$111
Other real estate owned	—	—	1,567	1,567

Total	$—	$—	$1,678	$1,678

The following table presents information as of June 30, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$111	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
OREO	1,567	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	25%
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

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $114 and $2,920, had an allocated allowance for loan losses of $3 and $907 at June 30, 2021 and December 31, 2020, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of $375 and $391 was necessary and recorded during the three and six-month
period ended June 30, 2021, respectively. Management determined no fair value adjustment was necessary for the year ended December 31, 2020.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2021:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
June 30, 2021		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,050	$16,050	$—	$—	$16,050
Interest bearing deposits with banks	66,153	66,153	—	—	66,153
Securities available-for-sale	542,671	500	542,171	—	542,671
Net loans	629,691	—	—	622,348	622,348
Financial liabilities
Deposits	$1,127,362	$875,283	$253,178	$—	$1,128,461
Securities sold under agreement to repurchase	67,286	67,286	—	—	67,286
Secured line of credit	18,000	18,000	—	—	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2020:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
December 31, 2020		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,840	$16,840	$—	$—	$16,840
Interest bearing deposits with banks	25,468	25,468	—	—	25,468
Securities available-for-sale	678,749	—	678,749	—	678,749
Net loans	647,521	—	—	638,362	638,362
Financial liabilities
Deposits	$1,095,189	$861,552	$234,909	$—	$1,096,461
Securities sold under agreement to repurchase	196,272	196,272	—	—	196,272
FHLB advances	25,000	25,000	—	—	25,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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
Management’s discussion and analysis is intended to provide greater insight into the results of operations and the financial condition of the Company. The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Quarterly Report. All dollar amounts appearing in this section of our Quarterly Report are in thousands unless otherwise noted or the context otherwise requires.
OVERVIEW
The Company is a
one-bank
holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the Bank. The Company does not have any direct subsidiaries other than the Bank.
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2021, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,337,945 and total deposits of $1,128,203. In addition to full service commercial banking, the Bank offers title insurance services through its subsidiary, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at June 30, 2021, was 28.31% and at December 31, 2020, was 22.06%. The increase was due to an increase in interest bearing cash and cash equivalents and a reduction in the amount of securities required to be pledged at June 30, 2021. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,127,362 at June 30, 2021, and $1,095,189 at December 31, 2020. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”) and federal funds lines with correspondent banks. The Company had $542,671 invested in available-for-sale
investment securities at June 30, 2021, and $678,749 at December 31, 2020. The decrease in securities is the result of management strategically reducing higher interest-bearing deposits that increased significantly through the first quarter of 2021 due to government stimulus by liquidating under-performing securities.
The Company also had $66,153 in interest bearing deposits at other banks at June 30, 2021 and $25,468 at December 31, 2020. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both June 30, 2021 and December 31, 2020. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At June 30, 2021, the Company had unused and available $222,073 of its line of credit with the FHLB and at December 31, 2020, the Company had unused and available $167,285 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2020 to June 30, 2021, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The secured line of credit with FHN was originated on June 9, 2021. At June 30, 2021, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of
$-0-
as of June 30, 2021 and December 31, 2020. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
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
CAPITAL RESOURCES
Total shareholders’ equity was $109,574 at June 30, 2021, as compared to $119,548 at December 31, 2020. The decrease in shareholders’ equity was the result of the accumulated other comprehensive loss brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid.
On June 9, 2021, the Company obtained a $20,000 secured revolving line of credit with FHN to enhance the Bank’s capital structure by injecting $18,000 into the Bank. With the capital injection coupled with strategically reducing higher interest-bearing deposits, the Bank’s Tier 1 Leverage ratio increased at June 30, 2021 and December 31, 2020, respectively, to 8.25% from 7.05%.

The Company paid aggregate cash dividends in the amount of $2,684, or $0.48 per share, during the six-month
period ended June 30, 2021 compared to $2,681, or $0.48 per share, for the same period in 2020.
Quantitative measures established by federal regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2021, the Company meets all capital adequacy requirements to which it is subject and according to these requirements the Company is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Citizens Holding Company
Tier 1 leverage ratio	$102,970	7.08%	$72,724	5.00%	$58,179	4.00%
Common Equity tier 1 capital ratio	102,970	12.67%	94,541	6.50%	65,452	4.50%
Tier 1 risk-based capital ratio	102,970	12.67%	64,994	8.00%	48,746	6.00%
Total risk-based capital ratio	107,322	13.21%	81,243	10.00%	64,994	8.00%

December 31, 2020
Citizens Holding Company
Tier 1 leverage ratio	$101,640	7.22%	$70,344	5.00%	$56,275	4.00%
Common Equity tier 1 capital ratio	101,640	12.55%	91,448	6.50%	63,310	4.50%
Tier 1 risk-based capital ratio	101,640	12.55%	64,780	8.00%	48,585	6.00%
Total risk-based capital ratio	106,375	13.14%	80,975	10.00%	64,780	8.00%
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
Management believes that, as of June 30, 2021, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Company’s capital ratios as presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income, including fees	$9,816	$10,127	$18,895	$19,836
Interest Expense	1,322	1,777	2,768	4,101

Net Interest Income	8,494	8,350	16,127	15,735
Provision for loan losses	232	622	319	936

Net Interest Income after
Provision for loan losses	8,262	7,728	15,808	14,799
Other Income	2,989	2,470	6,221	4,851
Other Expense	8,982	8,344	17,450	16,411

Income Before Provision For
Income Taxes	2,269	1,854	4,579	3,239
Provision for Income Taxes	362	392	775	617

Net Income	$1,907	$1,462	$3,804	$2,622

Net Income Per share - Basic	$0.34	$0.26	$0.68	$0.47

Net Income Per Share-Diluted	$0.34	$0.26	$0.68	$0.47

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 7.04% for the three months ended June 30, 2021, and 4.90% for the corresponding period in 2020. Annualized return on average equity (“ROE”) was 6.74% for the six months ended June 30, 2021, and 4.52% for the corresponding period in 2020. The increase in ROE for the three and six months ended June 30, 2021 was caused by the increase in earnings and decrease in accumulated other comprehensive income (“AOCI “) compared to the same period in 2020.
Book value per share decreased to $19.61 at June 30, 2021, compared to $21.43 at December 31, 2020. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity discussed above. Average assets for the six months ended June 30, 2021 were $1,479,315 compared to $1,336,513 for the year ended December 31, 2020. This increase was due mainly to an increase in investment securities and loans held for investment. During the second quarter management strategically reduced higher interest-bearing deposits by approximately $200,000 to improve the Bank’s capital structure. In doing so management liquidated securities available for sale along with utilizing excess cash in the Bank’s interest-bearing deposit account held by other banks. The overall effect of this reduction will be reflected in the third quarter average balances.

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
Net interest income was $8,494 and $16,127 for the three and six months ended June 30, 2021, respectively, as compared to $8,350 and $15,735 for the same respective time periods in 2020.
The annualized net interest margin was 2.45% for the six months ended June 30, 2021 compared to 2.74% for the corresponding period of 2020. The decrease in net interest margin for the six months ended June 30, 2021, when compared to the same period in 2020, was mainly due to the historical low mortgage interest rates increasing prepayments on mortgage-backed securities. Prepayments on mortgage-backed securities decreased the yield on taxable securities by 121 basis points (“bps”) to 49 bps at June 30, 2021 compared to 170 bps in 2020. However, the Company was able to offset this decline in yield on mortgage-backed securities by lowering the cost of cost funds to 52 bps for the six months ended June 30, 2021 compared to 89 bps for the same period in 2020.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:
TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Loans, net of unearned (1)	$640,851	$617,940	$7,955	$7,617	4.97%	4.93%

Investment Securities
Taxable	525,828	462,763	1,063	2,100	0.81%	1.82%
Tax-exempt	166,230	64,179	1,107	485	2.66%	3.02%

Total Investment Securities	692,058	526,942	2,170	2,585	1.25%	1.96%

Federal Funds Sold and Other	41,464	82,152	10	45	0.10%	0.22%

Total Interest Earning Assets (1)(2)	1,374,373	1,227,034	10,135	10,247	2.95%	3.34%

Non-Earning Assets	93,712	104,809

Total Assets	$1,468,085	$1,331,843

Deposits:
Interest-bearing Demand Deposits (3)	$534,839	$453,455	$415	$767	0.31%	0.68%
Savings	116,412	92,036	30	25	0.10%	0.11%
Time	257,667	227,324	741	820	1.15%	1.44%

Total Deposits	908,918	772,815	1,186	1,612	0.52%	0.83%

Borrowed Funds
Short-term Borrowings	151,593	190,618	136	165	0.36%	0.35%
Long-term Borrowings	—	—	—	—	—	—

Total Borrowed Funds	151,593	190,618	136	165	0.36%	0.35%

Total Interest-Bearing Liabilities (3)	1,060,511	963,433	1,322	1,777	0.50%	0.74%

Non-Interest Bearing Liabilities
Demand Deposits	295,877	241,956
Other Liabilities	3,433	7,207
Shareholders’ Equity	108,264	119,247

Total Liabilities and Shareholders’ Equity	$1,468,085	$1,331,843

Interest Rate Spread					2.45%	2.60%

Net Interest Margin			$8,813	$8,470	2.57%	2.76%

Less
Tax Equivalent Adjustment			319	120

Net Interest Income			$8,494	$8,350

	Six Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Loans, net of unearned (1)	$646,784	$595,985	$16,128	$15,106	4.99%	5.07%

Investment Securities
Taxable	535,820	440,724	1,325	3,757	0.49%	1.70%
Tax-exempt	147,525	62,596	2,006	943	2.72%	3.01%

Total Investment Securities	683,345	503,320	3,331	4,700	0.97%	1.87%

Federal Funds Sold and Other	46,308	67,495	25	263	0.11%	0.78%

Total Interest Earning Assets (1)(2)	1,376,437	1,166,800	19,484	20,069	2.83%	3.44%

Non-Earning Assets	102,878	100,363

Total Assets	$1,479,315	$1,267,163

Deposits:
Interest-bearing Demand Deposits (3)	$524,038	$427,995	$933	$1,681	0.36%	0.79%
Savings	111,888	88,346	57	57	0.10%	0.13%
Time	250,305	235,536	1,462	1,843	1.17%	1.56%

Total Deposits	886,231	751,877	2,452	3,581	0.55%	0.95%

Borrowed Funds
Short-term Borrowings	182,052	174,549	316	520	0.35%	0.60%
Long-term Borrowings	—	—	—	—	—	—

Total Borrowed Funds	182,052	174,549	316	520	0.35%	0.60%

Total Interest-Bearing Liabilities (3)	1,068,283	926,426	2,768	4,101	0.52%	0.89%

Non-Interest Bearing Liabilities
Demand Deposits	282,538	213,345
Other Liabilities	15,582	11,296
Shareholders’ Equity	112,912	116,096

Total Liabilities and Shareholders’ Equity	$1,479,315	$1,267,163

Interest Rate Spread					2.31%	2.55%

Net Interest Margin			$16,716	$15,968	2.45%	2.74%

Less
Tax Equivalent Adjustment			589	233

Net Interest Income			$16,127	$15,735

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three months ended June 30, 2021, repricing of interest-bearing demand deposits, and reallocating the investment portfolio into slower prepaying non-taxable
securities offset the decline in yield on taxable securities compared to the same period in 2020. For the six months ended June 30, 2021, as compared to the respective corresponding period in 2020, the repricing of interest-bearing demand deposits, loan growth, and reallocating the investment portfolio into slower prepaying non-taxable
securities were the largest contributing factors to the increase in net interest income over these periods. Also, the Company’s continued efforts to reprice and reduce higher interest-bearing deposits has helped offset the yield decline in taxable securities that has been hampered by the low interest rate environment resulting from the Federal Reserve Board’s decreases to the target federal funds rate during the
COVID-19
pandemic. Management believes by continuing to reprice and strategically reduce interest-bearing liabilities as they mature, continued focus on loan growth, and continuing to reallocate the investment mix will increase the net interest margin.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2021 compared to the same respective period in 2020:

	TABLE 2 - VOLUME/RATE ANALYSIS (in thousands)
	Three Months Ended June 30, 2021
	2021 Change from 2020
	Volume	Rate	Total
INTEREST INCOME

Loans	$282	56	$338
Taxable Securities	286	(1,323)	(1,037)
Non-Taxable Securities	771	(149)	622
Federal Funds Sold and Other	(22)	(13)	(35)

TOTAL INTEREST INCOME	$1,318	$(1,430)	$(112)

INTEREST EXPENSE

Interest-bearing demand deposits	$138	(490)	(352)
Savings Deposits	7	(2)	5
Time Deposits	109	(188)	(79)
Short-term borrowings	(34)	5	(29)

TOTAL INTEREST EXPENSE	$220	$(675)	(455)

NET INTEREST INCOME	$1,098	$(755)	$343

	Six Months Ended June 30, 2021
	2021 Change from 2020
	Volume	Rate	Total
INTEREST INCOME

Loans	$1,288	(266)	$1,022
Taxable Securities	811	(3,243)	(2,432)
Non-Taxable Securities	1,279	(216)	1,063
Federal Funds Sold and Other	(83)	(155)	(238)

TOTAL INTEREST INCOME	$3,295	$(3,880)	$(585)

INTEREST EXPENSE

Interest-bearing demand deposits	$377	(1,125)	(748)
Savings Deposits	15	(15)	—
Time Deposits	116	(497)	(381)
Short-term borrowings	22	(226)	(204)

TOTAL INTEREST EXPENSE	$530	$(1,863)	(1,333)

NET INTEREST INCOME	$2,765	$(2,017)	$748

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
The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2021	Year Ended December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$634,042	$652,257	$(18,215)	-2.79%
Allowance for Loan Losses	4,351	4,735	(384)	-8.11%
Nonaccrual Loans	4,366	8,484	(4,118)	-48.54%
Ratios:
Allowance for loan losses to gross loans	0.69%	0.73%
Net loans charged off to allowance for loan losses	16.16%	10.67%
The provision for loan losses for the three months ended June 30, 2021 was $232, a decrease of $390 from the provision for loan losses of $622 for the same period in 2020. The provision for loan losses for the six months ended June 30, 2021 was $319, a decrease of $617 from the provision for loan losses of $936 for the same period in 2020. The change in the Company’s loan loss provision for the three and six months ended June 30, 2021 is a result of management’s assessment of inherent loss in the loan portfolio, including the impact of the continuing vaccine distribution and improvement in the local and national unemployment rate coupled with a decrease in loan demand from the prior quarter. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.
For the three months ended June 30, 2021, net loan losses charged to the allowance for loan losses totaled $653, an increase of $471 from the $181 charged off in the same period in 2020. For the six months ended June 30, 2021, net loan losses charged to the allowance for loan losses totaled $703, an increase of $269 from the $434 charged off in the same period in 2020.

The increase was primarily due to two significant charge-offs during the six-month
period ended June 30, 2021.
Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2021 that have not been charged off. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2021 was $2,989, an increase of $519, or 21.01%, from $2,470 in the same period in 2020. Service charges on deposit accounts were $768 in the three months ended June 30, 2021, compared to $668 for the same period in 2020. As the vaccine distribution continues, the national and local economies are starting to recover resulting in increased spending and overdraft income. Included in the service charges on deposit accounts line item for the three months ended June 30, 2021, overdraft income increased by $90, or 22.01% from the same period in 2020. Interchange fees which are included in the other service charges and fees line item on the income statement continues its upward trend by increasing by $199, or 25.46%, to $982 for the three months ended June 30, 2021, compared to $783 for the same period in 2020. Other operating income not derived from service charges or fees increased $199, or 21.37% to $1,130 in the three months ended June 30, 2021, compared to $931 for the same period in 2020. This increase was primarily due to three reasons, (1) an increase in gains from security sales due to strategic investment decisions (2) an increase in mortgage loan origination income and (3) income from the payout of the Company’s bank-owned life insurance (“BOLI”) claim.
Other income for the six months ended June 30, 2021 was $6,221, an increase of $1,370, or 28.24%, from $4,851 in the same period in 2020. Service charges on deposit accounts were $1,582 in the six months ended June 30, 2021, compared to $1,717 for the same period in 2020. The decrease in service charges on deposit accounts year-over-year is due to overdraft income being down in the first quarter. As discussed above, the second quarter results show overdraft income is starting to recover due to the vaccine distribution and local and national economies recovering. Other operating income not derived from service charges or fees increased $1,083, or 72.68% to $2,573 in the six months ended June 30, 2021, compared to $1,490 for the same period in 2020. The reasons for the significant increase were discussed above.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other operating income	2021	2020	2021	2020
BOLI Income	$306	$123	$436	$229
Mortgage Loan Origination Income	323	282	718	529
Income from security sales, net	393	333	919	410
Other Income	108	193	500	322

Total Other Income	$1,130	$931	$2,573	$1,490

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended June 30, 2021 and 2020 were $8,982 and $8,344, respectively, an increase of $638 or 7.65%. Salaries and benefits increased to $278 for the three months ended June 30, 2021, and increased to $4,585 from $4,307 for the same period in 2020. Occupancy expense decreased by $245, or (12.03%), to $1,791 for the three months ended June 30, 2021, compared to $2,036 for the same period of 2020. For the three months ended June 30, 2021, other non-interest
expense increased $605, or 30.23% to $2,606 compared to $2,001 for the same period in 2020. This increase was mainly due to the write down of two OREO properties coupled with continued investment in customer facing and internal technology.
Aggregate
non-interest
expenses for the six months ended June 30, 2021 and 2020 were $17,450 and $16,411, respectively, an increase of $1,039 or 6.33%. Salaries and benefits increased to $411 for the six months ended June 30, 2021, and increased to $9,153 from $8,742 for the same period in 2020. Occupancy expense decreased by $87, or (2.35%), to $3,608 for the six months ended June 30, 2021, compared to $3,695 for the same period of 2020. Other operating expenses increased by $715, or 17.99%, to $4,689 for the six months ended June 30, 2021, compared to $3,974 for the same period of 2020. The reason for the significant increase was discussed above.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other Operating Expense	2021	2020	2021	2020
Advertising	$162	$156	$303	$360
Office supplies	235	311	484	603
Professional fees	217	261	454	519
Telephone expense	141	138	296	296
Postage and freight	161	138	330	279
Loan collection expense	16	20	70	43
Regulatory and related expense	237	104	472	239
Debit card/ATM expense	192	148	360	283
Write down on OREO	375	—	390	—
Other expenses	870	725	1,530	1,352

Total Other Expense	$2,606	$2,001	$4,689	$3,974

The Company’s efficiency ratio for the three months ended June 30, 2021 was 77.61%, compared to 82.78% for the same period in 2020. The Company’s efficiency ratio for the six months ended June 30, 2021 was 76.80%, compared to 82.46% for the same period in 2020. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.
BALANCE SHEET ANALYSIS

	June 30, 2021	December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and Due From Banks	$16,050	$16,840	$(790)	-4.69%
Interest Bearing deposits with Other Banks	66,153	25,468	40,685	159.75%
Investment Securities	542,671	678,749	(136,078)	-20.05%
Loans, net	629,691	647,521	(17,830)	-2.75%
Premises and Equipment	25,446	25,630	(184)	-0.72%
Total Assets	1,338,134	1,450,692	(112,558)	-7.76%
Total Deposits	1,127,362	1,095,189	32,173	2.94%
Total Shareholders’ Equity	109,574	119,548	(9,974)	-8.34%
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2021 was $82,203, which was an increase of $39,895 from the balance of $42,308 at December 31, 2020.

INVESTMENT SECURITIES
The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at June 30, 2021 decreased by $136,078, or (20.05%), to $542,671 from $678,749 at December 31, 2020. The decrease is a result of the Company liquidating a portion of the investment portfolio to provide funding for the Company’s strategic high interest-bearing deposit reduction plan.
LOANS
The Company’s loan balance decreased by $17,830, or (2.75%), during the six months ended June 30, 2021, to $629,691 from $647,521 at December 31, 2020. The decrease was primarily due to two reasons: (1) Loan competition continues to be strong in our operating regions, especially in land development and construction and commercial real estate categories resulting in large payoffs and (2) payoffs of the PPP loans that were provided to customers. While loan demand continues to be strong in certain sectors, the uncertainty surrounding the pandemic continues to put a lot of projects on hold in other sectors in the near term. Additionally, no material changes were made to the loan products offered by the Company during this period. Management remains optimistic for loan growth for the second half of the year as the economy starts to open back up with the vaccine distribution.
DEPOSITS
The following table shows the balance and percentage change in the various deposits:

	June 30, 2021	December 31, 2020	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$287,519	$276,033	$11,486	4.16%
Interest-Bearing Deposits	465,606	480,987	(15,381)	-3.20%
Savings Deposits	122,158	104,532	17,626	16.86%
Certificates of Deposit	252,079	233,637	18,442	7.89%

Total deposits	$1,127,362	$1,095,189	$32,173	2.94%

All deposit accounts except for interest-bearing deposits increased during the six months ended June 30, 2021. The increase in deposit accounts is a result of the
COVID-19
savings trend coupled with record financial stimulus. The decrease in interest-bearing accounts is a result of management strategically reducing higher interest-bearing accounts to help improve both interest margin and the Bank’s capital ratios. While total deposits are still up from December 31, 2021, management has reduced higher interest-bearing deposits during the second quarter by approximately $200,000. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Following 12 months	Months 13-24	Following 12 months	Months 13-24
+400 basis points	-5.3%	0.5%	9.1%	8.9%
+300 basis points	-3.5%	1.1%	10.7%	8.4%
+200 basis points	-2.2%	1.2%	11.6%	7.3%
+100 basis points	-0.4%	1.4%	10.9%	5.3%
Flat rates	—	—	—	—
-100 basis points	-6.0%	-7.7%	-12.2%	-9.0%
-200 basis points	-9.9%	-12.9%	-19.8%	-19.9%
The following table presents the change in our economic value of equity as of June 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2021	December 31, 2020
+400 basis points	-18.8%	11.3%
+300 basis points	-13.2%	18.8%
+200 basis points	-7.7%	24.6%
+100 basis points	-2.9%	21.9%
Flat rates	—	—
-100 basis points	-16.7%	-29.4%
-200 basis points	-34.1%	-43.1%

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
ITEM 4. CONTROLS AND PROCEDURES.
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS.
Exhibits

10(1)	Citizens Holding Company Revolving Credit Loan Agreement(1)

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	Financial Statements submitted in Inline XBRL format.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 10(1) to the Current Report on Form 8-K of the Company filed with the SEC on June 14, 2021 and incorporated herein by reference.

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

DATE: August 6, 2021