Form 10-Q
period 2021-09-30
CITIZENS HOLDING CO /MS/
filed 2021-11-05
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2021:

Title	Outstanding
Common Stock, $0.20 par value	5,595,320

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$17,795	$16,840
Interest bearing deposits with other banks	76,132	25,468

Cash and cash equivalents	93,927	42,308
Investment securities available for sale, at fair value	574,189	678,749
Loans held for investment (LHFI), net of unearned income	611,027	652,256
Less allowance for loan losses, LHFI	5,318	4,735

Net LHFI	605,709	647,521
Premises and equipment, net	26,566	25,630
Other real estate owned, net	3,022	3,073
Accrued interest receivable	3,694	5,983
Cash surrender value of life insurance	25,491	25,814
Deferred tax assets, net	5,576	1,548
Identifiable intangible assets, net	13,578	13,660
Other assets	4,167	6,406

TOTAL ASSETS	$1,355,919	$1,450,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$295,097	$276,033
Interest bearing deposits	818,882	819,156

Total deposits	1,113,979	1,095,189
Securities sold under agreement to repurchase	103,061	196,272
Federal Home Loan Bank (FHLB) advances	—	25,000
Borrowings on secured line of credit	18,000	—
Accrued interest payable	558	522
Deferred compensation payable	9,475	9,665
Other liabilities	3,464	4,496

Total liabilities	1,248,537	1,331,144
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value:
Authorized: 22,500,000 shares
Issued and outstanding: 5,595,320 shares - September 30, 2021; 5,587,070 shares - December 31, 2020	1,120	1,118
Additional paid-in capital	18,254	18,134
Retained earnings	97,815	96,158
Accumulated other comprehensive (loss) income, net of tax benefit (expense) of $3,260 at September 30, 2021 and ($1,376) at December 31, 2020	(9,807)	4,138

Total shareholders’ equity	107,382	119,548

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,355,919	$1,450,692

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$7,666	$7,805	$23,714	$22,917
Interest on securities
Taxable	1,433	2,406	2,950	6,163
Nontaxable	642	360	1,947	1,064
Other interest	21	8	46	271

Total interest income	9,762	10,579	28,657	30,415
INTEREST EXPENSE
Deposits	951	1,506	3,403	5,087
Other borrowed funds	209	167	525	687

Total interest expense	1,160	1,673	3,928	5,774

NET INTEREST INCOME	8,602	8,906	24,729	24,641
PROVISION FOR LOAN LOSSES	968	247	1,287	1,183

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,634	8,659	23,442	23,458
OTHER INCOME
Service charges on deposit accounts	952	771	2,534	2,488
Other service charges and fees	1,135	1,031	3,201	2,675
Other operating income	1,207	835	3,780	2,325

Total other income	3,294	2,637	9,515	7,488

OTHER EXPENSES
Salaries and employee benefits	4,716	4,389	13,869	13,131
Occupancy expense	1,740	1,861	5,348	5,556
Other expense	2,285	2,403	6,974	6,377

Total other expenses	8,741	8,653	26,191	25,064

INCOME BEFORE PROVISION FOR INCOME TAXES	2,187	2,643	6,766	5,882
PROVISION FOR INCOME TAXES	307	560	1,082	1,177

NET INCOME	$1,880	$2,083	$5,684	$4,705

NET INCOME PER SHARE -Basic	$0.34	$0.37	$1.02	$0.84

-Diluted	$0.34	$0.37	$1.02	$0.84

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net income	$1,880	$2,083	$5,684	$4,705
Other comprehensive (loss) income
Securities available-for-sale
Unrealized holding (losses) gains	(4,149)	(3,831)	(19,959)	4,367
Income tax effect	1,036	956	4,980	(1,090)

Net unrealized (losses) gains	(3,113)	(2,875)	(14,979)	3,277
Reclassification adjustment for gains included in net income	459	293	1,378	703
Income tax effect	(115)	(73)	(344)	(175)

Net gains included in net income	344	220	1,034	528

Total other comprehensive (loss) income	(2,769)	(2,655)	(13,945)	3,805

Comprehensive (loss) income	$(889)	$(572)	$(8,261)	$8,510

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$14,910	$10,240
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	132,774	179,028
Proceeds from sale of investment securities	500,685	150,350
Purchases of investment securities available for sale	(551,765)	(446,873)
Net change in FHLB stock	503	—
Purchases of bank premises and equipment	(2,232)	(1,271)
Proceeds from sales of bank premises and equipment	492	124
Net change in federal funds sold	—	1,600
Proceeds from sale of other real estate	3,263	1,303
Proceeds from death benefit of bank-owned life insurance	1,162	—
Net decrease (increase) in loans	37,276	(80,536)

Net cash provided by (used in) investing activities	122,158	(196,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	18,789	150,162
Net change in securities sold under agreement to repurchase	(93,211)	6,568
Proceeds from FHLB advances	—	15,000
Payments on FHLB advances	(25,000)	—
Proceeds from borrowings on secured line of credit	18,000	—
Proceeds from exercise of stock options	—	86
Payment of common stock dividends	(4,027)	(4,022)

Net cash (used in) provided by financing activities	(85,449)	167,794

Net change in cash and cash equivalents	51,619	(18,241)
Cash and cash equivalents, beginning of period	42,308	74,494

Cash and cash equivalents, end of period	$93,927	$56,253

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2021
(Unaudited)
Note 1. Nature of Business and Summary of Significant Accounting Policies
(in thousands, except share and per share data)
Nature of Business
Citizens Holding Company (referred to herein as the “Company”) owns and operates The Citizens Bank of Philadelphia (the “Bank”). In addition to full service commercial banking, the Bank offers title insurance services through an affiliate, Title Services LLC. As a state bank, the Bank is subject to regulations of the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Company. The Company is also subject to the regulations of the Federal Reserve. The area served by the Bank is east central Mississippi, along with southern and northern counties of Mississippi and their surrounding areas. Services are provided at multiple branch offices.
Risks and Uncertainties
In 2020, the World Health Organization declared
COVID-19
to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. Although some of the restrictions on business activities have been lifted in the Company’s markets in 2021, the spread of
COVID-19
and its variants have caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the three separate stimulus bills, including the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act totaling approximately $4.8 trillion. The goal of these are to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The packages also include extensive emergency funding for hospitals and providers. In addition to the general impact of
COVID-19,
certain provisions of these acts as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.
The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. If the
COVID-19
outbreak escalates further, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of
COVID-19,
and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

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
COVID-19
related economic crisis.
Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by
COVID-19,
its reported and regulatory capital ratios have been adversely impacted due to loss of fee income, net interest margin compression along with the significant increase in assets from all the federal government stimulus. For a detailed discussion of the Company’s capital ratios see Capital Resources on page 40.
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
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans originated before June 5, 2020 have a two-year
term while PPP loans originated after June 5, 2020 have a five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Company currently has 371 loans with a total balance of $14,077 outstanding at September 30, 2021. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Credit
The Company has worked with customers directly affected by
COVID-19. The
Company offered short-term assistance in accordance with regulatory guidelines. As of September 30, 2021, the Company had no customer with deferments. While this is a positive trend, the Company makes no representations that there could not be future credit losses related to
COVID-19.
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
The interim consolidated financial statements of Citizens Holding Company (the “Company”) include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Company”). In addition to full service commercial banking, the Bank offers title insurance services through its affiliate, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation.
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
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2021, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $124,059 compared to an aggregate unused balance of $138,185 at December 31, 2020. There were $4,437 of letters of credit outstanding at September 30, 2021 and $4,565 at December 31, 2020. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	5,587,070	5,578,281	5,583,491	5,574,060
Dilutive effect of granted options	—	2,447	244	2,824

Diluted weighted average shares outstanding	5,587,070	5,580,728	5,583,735	5,576,884

Net income	$1,880	$2,083	$5,684	$4,705
Net income per share-basic	$0.34	$0.37	$1.02	$0.84
Net income per share-diluted	$0.34	$0.37	$1.02	$0.84
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
The following table is a summary of the stock option activity for the nine months ended September 30, 2021:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	19,500	$19.42	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(10,500)	20.02	—	—

Outstanding at September 30, 2021	9,000	$18.76	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at September 30, 2021, was $2. No options were outstanding under the 2013 Plan as of September 30, 2021.
During 2021, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 28, 2022 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $156 and will be expensed ratably over the one-year
vesting period.

Note 5. Income Taxes
(in thousands)
For the three months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $307 and $560, respectively. The effective tax rate was 14.04% and 21.19% for the three months ending September 30, 2021 and 2020, respectively.
For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $1,082 and $1,177, respectively. The effective tax rate was 15.99% and 20.01% for the nine months ending September 30, 2021 and 2020, respectively.
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

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$4,969	$—	$114	$4,855
Mortgage backed securities	396,455	80	9,268	387,267
State, County, Municipals	185,333	470	4,234	181,569
Other Securities	500	—	2	498

Total	$587,257	$550	$13,618	$574,189

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$11,870	$191	$—	$12,061
Mortgage backed securities	560,033	4,550	2,600	561,983
State, County, Municipals	100,823	3,410	36	104,197
Other Securities	500	8	—	508

Total	$673,226	$8,159	$2,636	$678,749

At September 30, 2021 and December 31, 2020
, securities with a carrying value of $372,457 and $558,955, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale
Due in one year or less	$217	$218	$—	$—
Due after one year through five years	1,896	1,934	3,594	3,701
Due after five years through ten years	3,886	3,948	20,538	21,446
Due after ten years	184,803	180,822	89,061	91,619
Residential mortgage backed securities	318,638	311,578	536,215	537,027
Commercial mortgage backed securities	77,817	75,689	23,818	24,956

Total	$587,257	$574,189	$673,226	$678,749

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2021 and December 31, 2020.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

September 30, 2021	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$4,855	$114	$—	$—	$4,855	$114
Mortgage backed securities	378,680	9,268	—	—	378,680	9,268
State, County, Municipal	144,709	4,234	—	—	144,709	4,234
Other Securities	498	2	—	—	498	2

Total	$528,742	$13,618	$—	$—	$528,742	$13,618

December 31, 2020	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$278,162	$2,600	$—	$—	$278,162	$2,600
State, County, Municipal	6,541	36	—	—	6,541	36

Total	$284,703	$2,636	$—	$—	$284,703	$2,636

The Company’s unrealized losses on its obligations of United States government agencies, mortgage backed securities, other securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at September 30, 2021 nor at December 31, 2020.

Note 7. Non Purchased Loans
(in thousands, except number of loans)
“Purchased” loans are those acquired in any of the Company’s previous acquisitions. “Non Purchased” loans include all of the Company’s other loans. For purposes of Note 7, all references to “loans” mean non purchased loans.
The composition of net loans at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$69,195	$42,677
Farmland	13,386	15,616
1-4 Family Mortgages	86,508	94,280
Commercial Real Estate	282,394	306,875

Total Real Estate Loans	451,483	459,448
Business Loans:
Commercial and Industrial Loans (1)	98,530	115,679
Farm Production and Other Farm Loans	431	541

Total Business Loans	98,961	116,220
Consumer Loans:
Credit Cards	1,836	1,878
Other Consumer Loans	12,936	10,929

Total Consumer Loans	14,772	12,807

Total Gross Loans	565,216	588,475
Unearned Income	—	(1)
Allowance for Loan Losses	(5,318)	(4,735)

Loans, net	$559,898	$583,739

(1)	Includes PPP loans of $14,077 and $29,523 as of September 30, 2021 and December 31, 2020, respectively.

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
Period-end,
nonaccrual loans, segregated by class, were as follows:

	September 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$178	$308
Farmland	185	287
1-4 Family Mortgages	1,980	1,809
Commercial Real Estate	962	5,600

Total Real Estate Loans	3,305	8,004
Business Loans:
Commercial and Industrial Loans	322	413
Farm Production and Other Farm Loans	5	9

Total Business Loans	327	422
Consumer Loans:
Other Consumer Loans	17	33

Total Consumer Loans	17	33

Total Nonaccrual Loans	$3,649	$8,459

An aging analysis of past due loans, segregated by class, as of September 30, 2021, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$14	$—	$14	$69,181	$69,195	$—
Farmland	93	34	127	13,259	13,386	—
1-4 Family Mortgages	1,261	230	1,491	85,017	86,508	—
Commercial Real Estate	530	571	1,101	281,293	282,394	—

Total Real Estate Loans	1,898	835	2,733	448,750	451,483	—
Business Loans:
Commercial and Industrial Loans	327	322	649	97,881	98,530	—
Farm Production and Other Farm Loans	—	—	—	431	431	—

Total Business Loans	327	322	649	98,312	98,961	—
Consumer Loans:
Credit Cards	37	16	53	1,783	1,836	16
Other Consumer Loans	1,275	2	1,277	11,659	12,936	—

Total Consumer Loans	1,312	18	1,330	13,442	14,772	16

Total Loans	$3,537	$1,175	$4,712	$560,504	$565,216	$16

An aging analysis of past due loans, segregated by class, as of December 31, 2020 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$112	$—	$112	$42,565	$42,677	$—
Farmland	183	75	258	15,358	15,616	—
1-4 Family Mortgages	1,301	246	1,547	92,733	94,280	—
Commercial Real Estate	1,407	700	2,107	304,768	306,875	—

Total Real Estate Loans	3,003	1,021	4,024	455,424	459,448	—
Business Loans:
Commercial and Industrial Loans	97	405	502	115,177	115,679	5
Farm Production and Other Farm Loans	2	—	2	539	541	—

Total Business Loans	99	405	504	115,716	116,220	5
Consumer Loans:
Credit Cards	25	9	34	1,844	1,878	9
Other Consumer Loans	66	—	66	10,863	10,929	—

Total Consumer Loans	91	9	100	12,707	12,807	9

Total Loans	$3,193	$1,435	$4,628	$583,847	$588,475	$14

Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. In determining which loans to evaluate for impairment, management looks at all loans over $100 that are past due loans, bankruptcy filings and any situation that might lend itself to cause a borrower to be unable to repay the loan according to the original agreement terms. If a loan is determined to be impaired and the collateral is deemed to be insufficient to fully repay the loan, a specific reserve will be established. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured by the impaired loan having sufficient collateral, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off
when deemed uncollectible.

Impaired loans as of September 30, 2021, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$178	$178	$—	$178	$—	$243
Farmland	34	34	—	34	—	73
1-4 Family Mortgages	944	944	—	944	—	980
Commercial Real Estate	1,330	1,050	118	1,168	6	3,498

Total Real Estate Loans	2,486	2,206	118	2,324	6	4,794
Business Loans:
Commercial and Industrial Loans	304	72	160	232	36	323

Total Business Loans	304	72	160	232	36	323

Consumer Loans:
Other Consumer Loans	1,200	—	1,200	1,200	1,200	600

Total Consumer Loans	1,200	—	1,200	1,200	1,200	600

Total Loans	$3,990	$2,278	$1,478	$3,756	$1,242	$5,717

Impaired loans as of December 31, 2020, segregated by class, were as follows:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$308	$256	$52	$308	$13	$210
Farmland	111	111	—	111	—	182
1-4 Family Mortgages	1,016	1,012	4	1,016	1	928
Commercial Real Estate	6,021	3,323	2,504	5,827	768	7,808

Total Real Estate Loans	7,456	4,702	2,560	7,262	782	9,127
Business Loans:
Commercial and Industrial Loans	413	54	359	413	125	279

Total Business Loans	413	54	359	413	125	279

Total Loans	$7,869	$4,756	$2,919	$7,675	$907	$9,405

The Company did not have any new troubled debt restructurings for the nine months ended September 30, 2021 or September 30, 2020.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	3	$2,495
Reductions due to:
Principal paydowns		(382)

Totals at December 31, 2020	3	$2,113
Reductions due to:
Principal paydowns		(88)
Reclassification to OREO	2	(1,788)

Total at September 30, 2021	1	$237

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at September 30, 2021 and December 31, 2020. The Company had no commitments to lend additional funds on this troubled debt restructuring as of September 30, 2021.

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans when originated and is updated as factors related to the strength of the loan changes. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the 9 risk grades follows.
Grade 1. MINIMAL RISK—These loans are without loss exposure to the Company. This classification is reserved for only the best, well secured loans to borrowers with significant capital strength, low leverage, stable earnings and growth and other readily available financing alternatives. This type of loan would also include loans secured by a program of the government.
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
Grade 4. ACCEPTABLE RISK—Borrower generates sufficient cash flow to fund debt service but most working asset and capital expansion needs are provided from external sources. Profitability and key balance sheet ratios are usually close to peers but one or more may vary from peers.
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
Grade 7. SUBSTANDARD ASSETS—Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard must have a well-defined weakness based upon objective evidence. Assets classified as substandard are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. The possibility that liquidation would not be timely requires a substandard classification even if there is little likelihood of total loss. This classification does not mean that the loan will incur a total or partial loss. Substandard loans may or may not be impaired.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2021.
The following table details the amount of gross loans, segregated by loan grade and class, as of September 30, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$67,898	$688	$609	$—	$—	$69,195
Farmland	12,724	162	500	—	—	13,386
1-4 Family Mortgages	78,864	2,231	5,413	—	—	86,508
Commercial Real Estate	241,016	7,034	34,344	—	—	282,394

Total Real Estate Loans	400,502	10,115	40,866	—	—	451,483
Business Loans:
Commercial and Industrial Loans	91,911	987	5,629	—	3	98,530
Farm Production and Other Farm Loans	412	—	14	—	5	431

Total Business Loans	92,323	987	5,643	—	8	98,961
Consumer Loans:
Credit Cards	1,783	—	53	—	—	1,836
Other Consumer Loans	11,633	67	1,227	9	—	12,936

Total Consumer Loans	13,416	67	1,280	9	—	14,772

Total Loans	$506,241	$11,169	$47,789	$9	$8	$565,216

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2020:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$41,775	$120	$782	$—	$—	$42,677
Farmland	14,801	95	720	—	—	15,616
1-4 Family Mortgages	85,203	3,210	5,867	—	—	94,280
Commercial Real Estate	258,339	35,769	12,767	—	—	306,875

Total Real Estate Loans	400,118	39,194	20,136	—	—	459,448
Business Loans:
Commercial and Industrial Loans	109,525	4,409	1,738	—	7	115,679
Farm Production and Other Farm Loans	512	—	20	—	9	541

Total Business Loans	110,037	4,409	1,758	—	16	116,220
Consumer Loans:
Credit Cards	1,845	—	33	—	—	1,878
Other Consumer Loans	10,820	43	41	25	—	10,929

Total Consumer Loans	12,665	43	74	25	—	12,807

Total Loans	$522,820	$43,646	$21,968	$25	$16	$588,475

Note 8. Purchased Loans
(in thousands)
For purposes of this Note 8, all references to “loans” means purchased loans.
The following is a summary of purchased loans:

	September 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$4,795	$6,153
Farmland	375	520
1-4 Family Mortgages	15,764	23,306
Commercial Real Estate	19,348	24,237

Total Real Estate Loans	40,282	54,216
Business Loans:
Commercial and Industrial Loans	4,820	7,871
Farm Production and Other Farm Loans	222	755

Total Business Loans	5,042	8,626
Consumer Loans:
Other Consumer Loans	487	940

Total Consumer Loans	487	940

Total Purchased Loans	$45,811	$63,782

Period-end,
nonaccrual loans, segregated by class, were as follows:

	September 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$—	$—
1-4 Family Mortgages	44	73
Commercial Real Estate	327	—

Total Real Estate Loans	371	73
Business Loans:
Commercial and Industrial Loans	13	18

Total Business Loans	13	18
Consumer Loans:
Other Consumer Loans	—	14

Total Consumer Loans	—	14

Total Purchased Nonaccrual Loans	$384	$105

An age analysis of past due loans, segregated by class of loans, as of September 30, 2021, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$—	$—	$—	$4,795	$4,795	$—
Farmland	—	—	—	375	375	—
1-4 Family Mortgages	210	—	210	15,554	15,764	—
Commercial Real Estate	153	—	153	19,195	19,348	—

Total Real Estate Loans	363	—	363	39,919	40,282	—
Business Loans:
Commercial and Industrial Loans	83	—	83	4,737	4,820	—
Farm Production and Other Farm Loans	—	—	—	222	222	—

Total Business Loans	83	—	83	4,959	5,042	—
Consumer Loans:
Other Consumer Loans	4	—	4	483	487	—

Total Consumer Loans	4	—	4	483	487	—

Total Loans	$450	$—	$450	$45,361	$45,811	$—

An age analysis of past due loans, segregated by class of loans, as of December 31, 2020, is as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$332	$—	$332	$5,821	$6,153	$—
Farmland	—	—	—	520	520	—
1-4 Family Mortgages	401	—	401	22,905	23,306	—
Commercial Real Estate	—	—	—	24,237	24,237	—

Total Real Estate Loans	733	—	733	53,483	54,216	—
Business Loans:
Commercial and Industrial Loans	849	—	849	7,022	7,871	—
Farm Production and Other Farm Loans	—	—	—	755	755	—

Total Business Loans	849	—	849	7,777	8,626	—
Consumer Loans:
Other Consumer Loans	35	—	35	905	940	—

Total Consumer Loans	35	—	35	905	940	—

Total Loans	$1,617	$—	$1,617	$62,165	$63,782	$—

The following table details the amount of gross loans by loan grade, which are consistent with the Company’s loan grades, and class as of September 30, 2021:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$4,052	$732	$11	$—	$—	$4,795
Farmland	220	155	—	—	—	375
1-4 Family Mortgages	13,398	1,814	552	—	—	15,764
Commercial Real Estate	17,590	1,151	607	—	—	19,348

Total Real Estate Loans	35,260	3,852	1,170	—	—	40,282
Business Loans:
Commercial and Industrial Loans	4,287	428	105	—	—	4,820
Farm Production and Other Farm Loans	222	—	—	—	—	222

Total Business Loans	4,509	428	105	—	—	5,042
Consumer Loans:
Other Consumer Loans	467	—	20	—	—	487

Total Consumer Loans	467	—	20	—	—	487

Total Loans	$40,236	$4,280	$1,295	$—	$—	$45,811

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

Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows:

	September 30, 2021	December 31, 2020
Real Estate:
Land Development and Construction	$—	$8
1-4 Family Mortgages	—	25

Total Real Estate Loans	—	33

Business Loans:
Commercial and Industrial Loans	309	305

Total Business Loans	309	305

Total Purchased Credit Deteriorated Loans	$309	$338

Nonaccrual loans of
$-0-
and $25 are included in the
1-4
Family Mortgages at September 30, 2021 and December 31, 2020, respectively.
The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
Contractually-required principal	$993
Nonaccretable difference	(68)

Cash flows expected to be collected	925
Accretable yield	(36)

Fair Value	$889

There were no purchased loans classified as TDRs as of the nine months ended September 30, 2021, or September 30, 2020.

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
The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2021:

	Real	Business
September 30, 2021	Estate	Loans	Consumer	Total
Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	21	155	1,111	1,287
Charge-offs	685	179	30	894
Recoveries	168	15	7	190

Net charge-offs	517	164	23	704

Balance, September 30, 2021	$3,389	$602	$1,327	$5,318

Period end allowance allocated to:
Loans individually evaluated for impairment	$6	$36	$1,200	$1,242
Loans collectively evaluated for impairment	3,383	566	127	4,076

Balance, September 30, 2021	$3,389	$602	$1,327	$5,318

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2020:

	Real	Business
September 30, 2020	Estate	Loans	Consumer	Total
Balance, January 1, 2020	$3,075	$371	$309	$3,755
Provision for loan losses	729	450	4	1,183
Charge-offs	309	222	91	622
Recoveries	104	35	39	178

Net charge-offs	205	187	52	444

Balance, September 30, 2020	$3,599	$634	$261	$4,494

Period end allowance allocated to:
Loans individually evaluated for impairment	$755	$13	$—	$768
Loans collectively evaluated for impairment	2,844	621	261	3,726

Balance, September 30, 2020	$3,599	$634	$261	$4,494

The Company’s recorded investment in loans as of September 30, 2021 and December 31, 2020 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Real	Business
September 30, 2021	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$2,324	$232	$1,200	$3,756
Loans collectively evaluated for general impairment	489,441	103,462	14,059	606,962
Acquired with deteriorated credit quality	—	309	—	309

	$491,765	$104,003	$15,259	$611,027

	Real	Business
December 31, 2020	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$7,262	$413	$—	$7,675
Loans collectively evaluated for general impairment	506,368	124,128	13,748	644,244
Acquired with deteriorated credit quality	33	305	—	338

	$513,663	$124,846	$13,748	$652,257

Note 10. Other Intangible Assets
(in thousands)
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	September 30, 2021	December 31, 2020
Core deposit intangible	$630	$739
Accumulated amortization	(82)	(109)

Total finite-lived intangible assets	$548	$630

Core deposit intangible amortization expense for the period ended September 30, 2021 and period ended December 31, 2020 was $82 and $109, respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2021	$27
2022	109
2023	109
2024	109
2025	109
Thereafter	85

$548

Note 11. Secured Line of Credit
(in thousands)
On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line. The Line is fully secured by the common stock of the Bank. The Line matures on June 9, 2023, at which time all unpaid interest and principal is due and payable.

	September 30, 2021	December 31, 2020
Funded balance	$18,000	$—
Unfunded balance	2,000	—

Total credit facility	$20,000	$—

Note 12. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Stock compensation expense	—	—	42	—	—	42
Other comprehensive loss, net	—	—	—	(13,668)	—	(13,668)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,530)	$96,714	$106,478
Net income	—	—	—	—	1,907	1,907
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	2,492	—	2,492

Balance, June 30, 2021	5,595,320	$1,120	$18,214	$(7,038)	$97,278	$109,574
Net income	—	—	—	—	1,880	1,880
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Stock compensation expense	—	—	40	—	—	40
Other comprehensive loss, net	—	—	—	(2,769)	—	(2,769)

Balance, September 30, 2021	5,595,320	$1,120	$18,254	$(9,807)	$97,815	$107,382

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2020	5,578,131	$1,116	$17,883	$(789)	$94,590	$112,800
Net income					1,160	1,160
Dividends paid ($0.24 per share)	—	—	—	—	(1,339)	(1,339)
Options exercised	4,500	1	86	—	—	87
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	5,996	—	5,996

Balance, March 31, 2020	5,582,631	$1,117	$18,009	$5,207	$94,411	$118,744
Net income	—	—	—	—	1,462	1,462
Dividends paid ($0.24 per share)	—	—	—	—	(1,342)	(1,342)
Restricted stock forfeited	(4,500)	(1)	1	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	41	—	—	41
Other comprehensive income, net	—	—	—	464	—	464

Balance, June 30, 2020	5,586,381	$1,118	$18,049	$5,671	$94,531	$119,369
Net income	—	—	—	—	2,083	2,083
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	689	—	—	—	—	—
Stock compensation expense	—	—	43	—	—	43
Other comprehensive loss, net	—	—	—	(2,655)	—	(2,655)

Balance, September 30, 2020	5,587,070	$1,118	$18,092	$3,016	$95,273	$117,499

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$4,855	$—	$4,855
Mortgage-backed securities	—	387,267	—	387,267
State, county and municipal obligations	—	181,569	—	181,569
Other securities	498	—	—	498

Total	$498	$573,691	$—	$574,189

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S. Government Agencies	$—	$12,061	$—	$12,061
Mortgage-backed securities	—	561,983	—	561,983
State, county and municipal obligations	—	104,197	—	104,197
Other securities	—	508	—	508

Total	$—	$678,749	$—	$678,749

The Company recorded no gains or losses in earnings for the period ended September 30, 2021 or December 31, 2020 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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
For assets measured at fair value on a nonrecurring basis during 2021 that were still held on the Company’s balance sheet at September 30, 2021, the following table provides the hierarchy level and the fair value of the related assets:

	Fair Value Measurements Using:
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$111	$111
Other real estate owned	—	—	1,567	1,567

Total	$—	$—	$1,678	$1,678

The following table presents information as of September 30, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

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

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $1,317 and $2,920, had an allocated allowance for loan losses of $1,206 and $907 at September 30, 2021 and December 31, 2020, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of
$-0-
and $391 was necessary and recorded during the three and nine-month period ended September 30, 2021, respectively. Management determined no fair value adjustment was necessary for the year ended December 31, 2020.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2021	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$17,795	$17,795	$—	$—	$17,795
Interest bearing deposits with banks	76,132	76,132	—	—	76,132
Securities available-for-sale	574,189	498	573,691	—	574,189
Net LHFI	605,709	—	—	596,189	596,189
Financial liabilities
Deposits	$1,113,979	$868,375	$246,313	$—	$1,114,688
Securities sold under agreement to repurchase	103,061	103,061	—	—	103,061
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2020:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2020	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$16,840	$16,840	$—	$—	$16,840
Interest bearing deposits with banks	25,468	25,468	—	—	25,468
Securities available-for-sale	678,749	—	678,749	—	678,749
Net LHFI	647,521	—	—	638,362	638,362
Financial liabilities
Deposits	$1,095,189	$861,552	$234,909	$—	$1,096,461
Securities sold under agreement to repurchase	196,272	196,272	—	—	196,272
FHLB advances	25,000	25,000	—	—	25,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2021, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,356,704 and total deposits of $1,114,738. In addition to full service commercial banking, the Bank offers title insurance services through its affiliate, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at September 30, 2021, was 35.59% and at December 31, 2020, was 22.06%. The increase was due to an increase in interest bearing cash and cash equivalents and a reduction in the amount of securities required to be pledged at September 30, 2021. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,113,979 at September 30, 2021, and $1,095,189 at December 31, 2020. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”) and federal funds lines with correspondent banks. The Company had $574,189 invested in available-for-sale
investment securities at September 30, 2021, and $678,749 at December 31, 2020. The decrease in securities is the result of management strategically reducing higher interest-bearing deposits that increased significantly through the first quarter of 2021 due to government stimulus by liquidating under-performing securities.
The Company also had $76,132 in interest bearing deposits at other banks at September 30, 2021 and $25,468 at December 31, 2020. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both September 30, 2021 and December 31, 2020. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At September 30, 2021, the Company had unused and available $219,107 of its line of credit with the FHLB and at December 31, 2020, the Company had unused and available $167,285 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2020 to September 30, 2021, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The secured line of credit with FHN was originated on June 9, 2021. At September 30, 2021, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of
$-0-
as of September 30, 2021 and December 31, 2020. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
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
CAPITAL RESOURCES
Total shareholders’ equity was $107,382 at September 30, 2021, as compared to $119,548 at December 31, 2020. The decrease in shareholders’ equity was the result of the accumulated other comprehensive loss (“AOCL”) brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid. The AOCL is a result of a modest increase in interest rates that have occurred since the purchase of securities. Management does not intend to sell any securities at an unrealized loss position.

On June 9, 2021, the Company obtained a $20,000 secured revolving line of credit with FHN to enhance the Bank’s capital structure by injecting $18,000 into the Bank. With the capital injection coupled with strategically reducing higher interest-bearing deposits, the Bank’s Tier 1 Leverage ratio increased at September 30, 2021 and December 31, 2020, respectively, to 9.08% from 7.05%.
The Company paid aggregate cash dividends in the amount of $4,027, or $0.72 per share, during the nine-month period ended September 30, 2021 compared to $4,022, or $0.72 per share, for the same period in 2020.
Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2021, the Company and Bank meets all capital adequacy requirements to which it is subject and according to these requirements the Company and Bank is considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Citizens Holding Company:
Tier 1 leverage ratio	$103,611	7.80%	$66,449	5.00%	$53,159	4.00%
Common Equity tier 1 capital ratio	103,611	12.69%	86,384	6.50%	59,804	4.50%
Tier 1 risk-based capital ratio	103,611	12.69%	65,294	8.00%	48,970	6.00%
Total risk-based capital ratio	108,929	13.35%	81,617	10.00%	65,294	8.00%
Citizens Bank:
Tier 1 leverage ratio	$120,713	9.08%	$66,437	5.00%	$53,150	4.00%
Common Equity tier 1 capital ratio	120,713	14.79%	86,368	6.50%	59,793	4.50%
Tier 1 risk-based capital ratio	120,713	14.79%	65,284	8.00%	48,963	6.00%
Total risk-based capital ratio	126,031	15.44%	81,606	10.00%	65,284	8.00%
December 31, 2020
Citizens Holding Company:
Tier 1 leverage ratio	$101,640	7.22%	$70,344	5.00%	$56,275	4.00%
Common Equity tier 1 capital ratio	101,640	12.55%	91,448	6.50%	63,310	4.50%
Tier 1 risk-based capital ratio	101,640	12.55%	64,780	8.00%	48,585	6.00%
Total risk-based capital ratio	106,375	13.14%	80,975	10.00%	64,780	8.00%
Citizens Bank:
Tier 1 leverage ratio	$99,170	7.05%	$70,326	5.00%	$56,261	4.00%
Common Equity tier 1 capital ratio	99,170	12.25%	91,423	6.50%	63,293	4.50%
Tier 1 risk-based capital ratio	99,170	12.25%	64,759	8.00%	48,569	6.00%
Total risk-based capital ratio	103,905	12.84%	80,948	10.00%	64,759	8.00%

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
Management believes that, as of September 30, 2021, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Company’s capital ratios as presented.
RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Interest Income, including fees	$9,762	$10,579	$28,657	$30,415
Interest Expense	1,160	1,673	3,928	5,774

Net Interest Income	8,602	8,906	24,729	24,641
Provision for loan losses	968	247	1,287	1,183

Net Interest Income after
Provision for loan losses	7,634	8,659	23,442	23,458
Other Income	3,294	2,637	9,515	7,488
Other Expense	8,741	8,653	26,191	25,064

Income Before Provision For
Income Taxes	2,187	2,643	6,766	5,882
Provision for Income Taxes	307	560	1,082	1,177

Net Income	$1,880	$2,083	$5,684	$4,705

Net Income Per share - Basic	$0.34	$0.37	$1.02	$0.84

Net Income Per Share-Diluted	$0.34	$0.37	$1.02	$0.84

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 6.60% for the three months ended September 30, 2021, and 7.18% for the corresponding period in 2020. The decrease in ROE for the three months September 30, 2021 compared to the same period in 2020 was a result of a decrease in earnings compared to prior period.
Annualized return on average equity (“ROE”) was 6.69% for the nine months ended September 30, 2021, and 5.40% for the corresponding period in 2020. The increase in ROE for the nine months ended September 30, 2021 was caused by the increase in earnings and decrease in accumulated other comprehensive income (“AOCI “) compared to the same period in 2020.
Book value per share decreased to $19.22 at September 30, 2021, compared to $21.43 at December 31, 2020. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity discussed above. Average assets for the nine months ended September 30, 2021 were $1,433,229 compared to $1,336,513 for the year ended December 31, 2020. This increase was due mainly to the influx of deposits in the first quarter of 2021 as a result of government stimulus programs benefitting the Bank’s customers. A portion of the deposits were subsequently invested into the securities portfolio and management strategically reduced approximately $200,000 in deposits during the second quarter of 2021. Due to this deposit reduction the average asset balance will continue to trend down for the rest of the year.

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
Net interest income was $8,602 and $24,729 for the three and nine months ended September 30, 2021, respectively, as compared to $8,906 and $24,641 for the same respective time periods in 2020.
The annualized net interest margin was 2.53% for the nine months ended September 30, 2021 compared to 2.76% for the corresponding period of 2020. The decrease in net interest margin for the nine months ended September 30, 2021, when compared to the same period in 2020, was mainly due to the historical low mortgage interest rates increasing prepayments on mortgage-backed securities. Prepayments on mortgage-backed securities decreased the yield on taxable securities by 95 basis points (“bps”) to 76 bps at September 30, 2021 compared to 171 bps in 2020. However, the Company was able to offset this decline in yield on mortgage-backed securities by lowering the cost of cost funds to 51 bps for the nine months ended September 30, 2021 compared to 81 bps for the same period in 2020.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Loans, net of unearned (1)	$622,721	$647,122	$7,636	$7,812	4.90%	4.83%
Investment Securities
Taxable	478,968	560,906	1,625	2,400	1.36%	1.71%
Tax-exempt	108,082	65,425	563	491	2.08%	3.00%

Total Investment Securities	587,050	626,331	2,188	2,891	1.49%	1.85%
Federal Funds Sold and Other	44,640	14,428	15	5	0.13%	0.14%

Total Interest Earning Assets (1)(2)	1,254,412	1,287,881	9,839	10,708	3.14%	3.33%

Non-Earning Assets	88,148	101,793

Total Assets	$1,342,560	$1,389,674

Deposits:
Interest-bearing Demand Deposits (3)	$463,319	$472,407	$205	$714	0.18%	0.60%
Savings	122,841	100,226	31	27	0.10%	0.11%
Time	246,875	225,249	715	767	1.16%	1.36%

Total Deposits	833,035	797,882	951	1,508	0.46%	0.76%
Borrowed Funds
Short-term Borrowings	90,490	198,658	209	167	0.92%	0.34%
Long-term Borrowings	—	—	—	—	—	—

Total Borrowed Funds	90,490	198,658	209	167	0.92%	0.34%

Total Interest-Bearing Liabilities (3)	923,525	996,540	1,160	1,675	0.50%	0.67%
Non-Interest Bearing Liabilities
Demand Deposits	294,790	257,224
Other Liabilities	10,327	15,516
Shareholders’ Equity	113,918	120,394

Total Liabilities and Shareholders’ Equity	$1,342,560	$1,389,674

Interest Rate Spread					2.63%	2.65%

Net Interest Margin			$8,679	$9,033	2.74%	2.81%

Less
Tax Equivalent Adjustment			77	127

Net Interest Income			$8,602	$8,906

	Nine Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2021	2020	2021	2020	2021	2020
Loans:
Loans, net of unearned (1)	$638,675	$613,155	$23,805	$22,943	4.97%	4.99%
Investment Securities
Taxable	516,661	481,077	2,950	6,157	0.76%	1.71%
Tax-exempt	134,233	63,546	2,433	1,434	2.42%	3.01%

Total Investment Securities	650,894	544,623	5,383	7,591	1.10%	1.86%
Federal Funds Sold and Other	45,746	49,677	40	243	0.12%	0.65%

Total Interest Earning Assets (1)(2)	1,335,315	1,207,455	29,228	30,777	2.92%	3.40%

Non-Earning Assets	97,914	100,843

Total Assets	$1,433,229	$1,308,298

Deposits:
Interest-bearing Demand Deposits (3)	$503,576	$442,907	$1,138	$2,395	0.30%	0.72%
Savings	115,579	92,335	88	84	0.10%	0.12%
Time	249,149	232,082	2,177	2,610	1.17%	1.50%

Total Deposits	868,304	767,324	3,403	5,089	0.52%	0.88%
Borrowed Funds
Short-term Borrowings	151,196	182,644	525	687	0.46%	0.50%
Long-term Borrowings	—	—	—	—	—	—

Total Borrowed Funds	151,196	182,644	525	687	0.46%	0.50%

Total Interest-Bearing Liabilities (3)	1,019,500	949,968	3,928	5,776	0.51%	0.81%
Non-Interest Bearing Liabilities
Demand Deposits	286,667	228,078
Other Liabilities	13,811	12,713
Shareholders’ Equity	113,251	117,539

Total Liabilities and Shareholders’ Equity	$1,433,229	$1,308,298

Interest Rate Spread					2.40%	2.59%

Net Interest Margin			$25,300	$25,001	2.53%	2.76%

Less
Tax Equivalent Adjustment			571	360

Net Interest Income			$24,729	$24,641

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.
The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three months ended September 30, 2021, repricing of interest-bearing demand deposits, and reallocating the investment portfolio into slower prepaying non-taxable
securities offset the decline in yield on taxable securities compared to the same period in 2020. For the nine months ended September 30, 2021, as compared to the respective corresponding period in 2020, the repricing of interest-bearing demand deposits and reallocating the investment portfolio into slower prepaying non-taxable
securities were the largest contributing factors to the increase in net interest income over these periods. Also, the Company’s continued efforts to reprice and reduce higher interest-bearing deposits has helped offset the yield decline in taxable securities that has been hampered by the low interest rate environment resulting from the Federal Reserve Board’s decreases to the target federal funds rate during the
COVID-19
pandemic. Management believes by continuing to reprice and strategically reduce interest-bearing liabilities as they mature, continued focus on loan growth, and continuing to reallocate the investment mix will increase the net interest margin.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2021 compared to the same respective period in 2020:
TABLE 2 - VOLUME/RATE ANALYSIS

		(in thousands)
	Three Months Ended September 30, 2021
	2021 Change from 2020
	Volume	Rate	Total
INTEREST INCOME
Loans	$(295)	119	$(176)
Taxable Securities	(351)	(424)	(775)
Non-Taxable Securities	320	(248)	72
Federal Funds Sold and Other	10	(0)	10

TOTAL INTEREST INCOME	$(315)	$(554)	$(869)

INTEREST EXPENSE
Interest-bearing demand deposits	$(14)	(495)	(509)
Savings Deposits	6	(2)	4
Time Deposits	74	(126)	(52)
Short-term borrowings	(91)	133	42

TOTAL INTEREST EXPENSE	$(25)	$(490)	(515)

NET INTEREST INCOME	$(290)	$(64)	$(354)

	Nine Months Ended September 30, 2021
	2021 Change from 2020
	Volume	Rate	Total
INTEREST INCOME
Loans	$955	(93)	$862
Taxable Securities	455	(3,662)	(3,207)
Non-Taxable Securities	2,076	(596)	1,480
Federal Funds Sold and Other	1,481	(3,689)	(2,208)

TOTAL INTEREST INCOME	$4,968	$(8,041)	$(3,073)

INTEREST EXPENSE
Interest-bearing demand deposits	$328	(1,585)	(1,257)
Savings Deposits	21	(17)	4
Time Deposits	192	(625)	(433)
Short-term borrowings	670	(2,356)	(1,686)

TOTAL INTEREST EXPENSE	$1,211	$(4,583)	(3,372)

NET INTEREST INCOME	$3,757	$(3,458)	$299

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

The Company’s allowance for loan losses is designed to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited to the allowance for loan losses. Management determines the amount of the allowance, and the Board of Directors reviews and approves the allowance for loan losses. Among the factors considered in determining the allowance for loan losses are the current financial condition of the Company’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Company will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.
The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	(Decrease)	(Decrease)
	2021	2020	Increase	Increase
BALANCES:
Gross Loans	$611,027	$652,257	$(41,230)	-6.32%
Allowance for Loan Losses	5,318	4,735	583	12.31%
Nonaccrual Loans	4,033	8,564	(4,531)	-52.91%
Ratios:
Allowance for loan losses to gross loans	0.87%	0.73%
Net loans charged off to allowance for loan losses	13.24%	10.67%
The provision for loan losses for the three months ended September 30, 2021 was $968, a linked quarter increase of $736. The provision for loan losses for the nine months ended September 30, 2021 was $1,287, an increase of $104 from the provision for loan losses of $1,183 for the same period in 2020. The change in the Company’s loan loss provision for the three and nine months ended September 30, 2021 is a result of management’s assessment of inherent loss in the loan portfolio, including the specific provisioning for one relationship partially offset by the decline in qualitative reserves coupled with the decline in loans balances. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.
For the three months ended September 30, 2021, net loan losses charged to the allowance for loan losses totaled $1, a decrease of $9 from the $10 charged off in the same period in 2020. For the nine months ended September 30, 2021, net loan losses charged to the allowance for loan losses totaled $704, an increase of $260 from the $444 charged off in the same period in 2020.

The increase was primarily due to two significant charge-offs during the second quarter. Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2021 that have not been charged off or specifically reserved for in the allowance. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2021 was $3,294, an increase of $657, or 24.91%, from $2,637 in the same period in 2020. Service charges on deposit accounts were $952 in the three months ended September 30, 2021, compared to $771 for the same period in 2020. As the vaccine distribution continues, the national and local economies are starting to recover resulting in increased spending and overdraft income. Included in the service charges on deposit accounts line item for the three months ended September 30, 2021, overdraft income increased by $163, or 31.83% from the same period in 2020. Interchange fees which are included in the other service charges and fees line item on the income statement also increased by $83, or 9.71%, to $933 for the three months ended September 30, 2021, compared to $850 for the same period in 2020. Other operating income not derived from service charges or fees increased $372, or 44.55% to $1,207 in the three months ended September 30, 2021, compared to $835 for the same period in 2020. This increase was primarily due to three reasons, (1) an increase in gains from security sales due to strategic investment decisions (2) an increase in mortgage loan origination income and (3) income from the payout of the Company’s bank-owned life insurance (“BOLI”) claims.
Other income for the nine months ended September 30, 2021 was $9,515, an increase of $2,027, or 27.07%, from $7,488 in the same period in 2020. Service charges on deposit accounts were $2,534 in the nine months ended September 30, 2021, compared to $2,488 for the same period in 2020. As the vaccine distribution continues, the national and local economies are starting to recover resulting in increased spending and overdraft income. Interchange fees which are included in the other service charges and fees line item on the income statement continues its growing trend by increasing by $488, or 21.07%, to $2,804 for the nine months ended September 30, 2021, compared to $2,316 for the same period in 2020. Other operating income not derived from service charges or fees increased $1,455, or 62.58% to $3,780 in the nine months ended September 30, 2021, compared to $2,325 for the same period in 2020. The reasons for the significant increase were discussed above.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other operating income	2021	2020	2021	2020
BOLI income	$310	$123	$746	$352
Mortgage loan origination income	301	361	1,019	890
Income from security sales, net	459	293	1,378	703
Other income	137	58	637	380

Total Other Income	$1,207	$835	$3,780	$2,325

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended September 30, 2021 and 2020 were $8,741 and $8,653, respectively, an increase of $88 or 1.02%. Salaries and benefits increased to $327 for the three months ended September 30, 2021 and increased to $4,716 from $4,389 for the same period in 2020. Occupancy expense decreased by $121, or (6.50%), to $1,740 for the three months ended September 30, 2021, compared to $1,861 for the same period of 2020. For the three months ended September 30, 2021, other non-interest
expense decreased $118, or (4.91%) to $2,285 compared to $2,403 for the same period in 2020.
Aggregate
non-interest
expenses for the nine months ended September 30, 2021 and 2020 were $26,191 and $25,064, respectively, an increase of $1,127 or 4.50%. Salaries and benefits increased to $738 for the nine months ended September 30, 2021 and increased to $13,869 from $13,131 for the same period in 2020. Occupancy expense decreased by $208, or (3.74%), to $5,348 for the nine months ended September 30, 2021, compared to $5,556 for the same period of 2020. Other operating expenses increased by $597, or 9.36%, to $6,974 for the nine months ended September 30, 2021, compared to $6,377 for the same period of 2020. The increase is primary attributed to the write down of two OREO properties coupled with continued investment in customer facing and internal technology.

The following is a detail of the major expense classifications that make up the other operating expense line item in the income statement:

	Ended September 30,		Ended September 30,
Other Operating Expense	2021	2020	2021	2020
Advertising	$126	$159	$429	$519
Office supplies	256	270	740	873
Professional fees	320	272	774	791
Technology expense	128	139	424	435
Postage and freight	135	142	465	421
Loan collection expense	15	57	85	100
Regulatory and related expense	231	230	703	230
Debit card/ATM expense	186	203	546	442
Write down on OREO	—	162	390	445
Other expenses	888	769	2,418	2,121

Total Other Expense	$2,285	$2,403	$6,974	$6,377

The Company’s efficiency ratio for the three months ended September 30, 2021 was 75.48%, compared to 77.66% for the same period in 2020. The Company’s efficiency ratio for the nine months ended September 30, 2021 was 76.36%, compared to 80.07% for the same period in 2020. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.
BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Cash and Due From Banks	$17,795	$16,840	$955	5.67%
Interest Bearing deposits with
Other Banks	76,132	25,468	50,664	198.93%
Investment Securities	574,189	678,749	(104,560)	-15.40%
Loans, net	605,709	647,521	(41,812)	-6.46%
Premises and Equipment	26,566	25,630	936	3.65%
Total Assets	1,355,919	1,450,692	(94,773)	-6.53%
Total Deposits	1,113,979	1,095,189	18,790	1.72%
Total Shareholders’ Equity	107,382	119,548	(12,166)	-10.18%
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2021 was $93,927, which was an increase of $51,619 from the balance of $42,308 at December 31, 2020.

INVESTMENT SECURITIES
The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at September 30, 2021 decreased by $104,560, or (15.40%), to $574,189 from $678,749 at December 31, 2020. The decrease is a result of the Company liquidating a portion of the investment portfolio to provide funding for the Company’s strategic high interest-bearing deposit reduction plan.
LOANS
The Company’s loan balance decreased by $41,812, or (6.46%), during the nine months ended September 30, 2021, to $605,709 from $647,521 at December 31, 2020. The decrease was primarily due to two reasons: (1) Loan competition continues to be strong in our operating regions, especially in land development and construction and commercial real estate categories resulting in large payoffs and (2) payoffs of the PPP loans that were provided to customers. PPP loans have decreased by $15,446 for the nine months ended September 30, 2021. While loan demand continues to recover in certain sectors, the uncertainty surrounding the pandemic continues to put a lot of projects on hold in other sectors in the near term. Additionally, no material changes were made to the loan products offered by the Company during this period.
DEPOSITS
The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2021	2020	(Decrease)	(Decrease)
Noninterest-Bearing Deposits	$295,097	$276,033	$19,064	6.91%
Interest-Bearing Deposits	447,525	480,987	(33,462)	-6.96%
Savings Deposits	125,753	104,532	21,221	20.30%
Certificates of Deposit	245,604	233,637	11,967	5.12%

Total deposits	$1,113,979	$1,095,189	$18,790	1.72%

All deposit accounts except for interest-bearing deposits increased during the nine months ended September 30, 2021. The increase in deposit accounts is a result of the
COVID-19
savings trend coupled with record financial stimulus. The decrease in interest-bearing accounts is a result of management strategically reducing higher interest-bearing accounts to help improve both interest margin and the Bank’s capital ratios. While total deposits are still up from December 31, 2020, management reduced higher interest-bearing deposits during the second quarter by approximately $200,000. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	-4.5%	3.9%	9.1%	8.9%
+300 basis points	-2.1%	4.7%	10.7%	8.4%
+200 basis points	-0.7%	4.3%	11.6%	7.3%
+100 basis points	-0.5%	2.4%	10.9%	5.3%
Flat rates	—	—	—	—
-100 basis points	-7.0%	-8.9%	-12.2%	-9.0%
-200 basis points	-11.1%	-12.8%	-19.8%	-19.9%
The following table presents the change in our economic value of equity as of September 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2021	December 31, 2020
+400 basis points	-17.2%	11.3%
+300 basis points	-11.4%	18.8%
+200 basis points	-6.5%	24.6%
+100 basis points	-2.4%	21.9%
Flat rates	—	—
-100 basis points	-14.9%	-29.4%
-200 basis points	-33.1%	-43.1%

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
ITEM 4. CONTROLS AND PROCEDURES.
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS.
Exhibits

10(1)	Citizens Holding Company Revolving Credit Loan Agreement(1)

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	Financial Statements submitted in Inline XBRL format.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1	Filed as exhibit 10(1) to the Current Report on Form 8-K of the Company filed with the SEC on June 14, 2021 and incorporated herein by reference.

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

DATE: November 5, 2021