Form 10-K
period 2021-12-31
CITIZENS HOLDING CO /MS/
filed 2022-03-11
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________
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
of the Exchange Act).  Yes  ☐    No

☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates
of the registrant was $94,329,942 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2021).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2022
Common stock, $.20 par value	5,587,070 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2021 are incorporated by reference into Part II of this Annual Report on Form
10-K.
Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K.

CITIZENS HOLDING COMPANY
FORM
10-K

CITIZENS HOLDING COMPANY
FORM
10-K
PART I
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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2021, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,360,976 and total deposits of $1,112,319. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $50,697, operating profit of $8,925 and total assets of $1,361,335 for the Company as of December 31, 2021.
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
Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 61.6% of gross revenues in 2021, 60.6% in 2020 and 54.7% in 2019. Loan demand was stagnant and loan yields compressed due to the low-rate
environment coupled with aggressive loan terms offer by other financial institutions. The Company’s primary lending area is the entire state of Mississippi and contiguous states. In 2019, the Company expanded its presence on the Mississippi Gulf Coast through the acquisition of Charter. The Company continues to look for areas of growth within the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area
credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area has historically been rural, however, since 2008, the Company has continued to expand into larger metropolitan areas and now serves a number of larger growth areas with Jackson, population 153,701, Gulfport, population 72,926, Hattiesburg, population 48,730, Biloxi, population 49,449, and Meridian, population 35,052, being the largest markets. The economy throughout Mississippi is becoming more diverse but agriculture and manufacturing continue to be the largest industries in Mississippi. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in the Company’s Annual Report and attached as an exhibit hereto.
The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2021, approximately 81.3% of the Company’s loan portfolio was attributed to real estate lending, 16.3% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 2.4% of the Company’s total loan portfolio.
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
All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. As our footprint expands, the Company’s portfolio risks are more closely aligned with the state economy. The state economy remains stable after having an increase in unemployment due to the pandemic with unemployment rates continuing to slowly improve. The state economy is expected to remain stable with vaccine distribution occurring in the first and second quarter of 2022, which will lessen restrictions on businesses throughout the state. The national economy remains stable as well with certain states being affected worse than others. It is still uncertain how the recovering economies on the local, state and national levels will affect the Company in the future.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Greg L. McKee, 60, has been employed by the Bank since 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003. He has served as President of the Bank since January 2002 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.
Phillip R. Branch, 38, has been employed by the Bank since 2018. He has served as Senior Vice-President and Chief Financial Officer of the Bank since October 2020. Prior to October 2020, Mr. Branch held the title of Vice-President and Comptroller of the Bank from 2018 until 2020. Prior to joining Citizens, Mr. Branch was a Senior Manager in the Financial Institutions practice of HORNE LLP, beginning in September 2006, serving banks throughout the southeastern United States. Mr. Branch has been a Certified Public Accountant since 2009.
EMPLOYEES
The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2021, the Bank employed 252 full-time employees and 22 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.
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
General
.
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

Capital Standards
.
The FRB, FDIC and other federal banking agencies have established risk-based capital adequacy guidelines. These guidelines are intended to provide a measure of a bank’s capital adequacy that reflects the degree of risk associated with a bank’s operations.
Under those guidelines, assets and
off-balance
sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance
sheet items. Under the current risk-based capital adequacy guidelines, we are required to maintain (1) a ratio of common equity Tier 1 capital (“CET1”) to total risk-weighted assets of not less than 4.5%; (2) a minimum leverage capital ratio of 4%; (3) a minimum Tier 1 risk-based capital ratio of 6%; and (4) a minimum total risk-based capital ratio of 8%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, we must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If our ratio of CET1 to risk-weighted capital is below the capital conservation buffer, we will face restrictions on our ability to pay dividends, repurchase our outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.
Management believes that, as of December 31, 2021, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.
Prompt Corrective Action and Other Enforcement Mechanisms
.
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
Safety and Soundness Standards
.
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

Restrictions on Dividends and Other Distributions
.
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
The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2021, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $104,804, or 85.1% of the Bank’s consolidated net assets.
FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2021, the maximum amount available for transfer from the Bank in the form of loans was $12,314, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.
FDIC Insurance Assessments
.
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
Community Reinvestment Act
.
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
COMPETITION
The banking business is highly competitive. The Company’s primary market area is the entire state of Mississippi and contiguous states. In 2019, the Company expanded its presence on the Mississippi Gulf Coast through the acquisition of Charter. The Company continues to look for areas of growth in the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area
credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company competes with local, regional and national financial institutions throughout the state in obtaining deposits, lending activities and providing many types of financial services. The Company also competes with larger regional banks for the business of companies located in the Company’s market area.
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
Currently, there are approximately forty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 1.58% at June 30, 2021. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.
AVAILABILITY OF INFORMATION
The Company’s Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and any amendments thereto, along with other information about the Company, are available, free of charge, on our website
https://www.thecitizensbankphila.com/investor-relations/sec-filings/
. The information contained on our website is not incorporated into this report. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Phillip R. Branch, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

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
As of December 31, 2021, approximately 77.9% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing
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
The
COVID-19
pandemic and actions taken to mitigate its spread and economic impact could adversely affect the Company’s business activities, financial condition, and results of operations.
The spread of
COVID-19,
and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, travel restrictions and “shelter in place” orders, have caused and may continue to cause severe disruptions in both domestic and international economies, which could continue to disrupt the business, activities, and operations of the Company’s customers, as well as its business and operations. Moreover, since the beginning of January 2020, the
COVID-19
pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally, and locally. We cannot predict the extent to which the pandemic will continue to cause such adverse effects. The extent of any continued or future adverse effects will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the
COVID-19
pandemic and its impact on our

employees, clients, customers, counterparties, and service providers, as well as other market participants. Circumstances brought about by the pandemic persist, including worsened economic conditions, increased market volatility, ratings downgrades, credit deterioration and defaults, reductions in the targeted federal funds rate, and increased spending on business continuity efforts, which may require that we reduce costs and investments in other areas. If the pandemic continues for a more extended period or worsens, we may face additional circumstances such as significant draws on credit lines by our customers.
We are offering assistance to support customers experiencing financial hardships related to the pandemic. If such measures are not effective in mitigating the effects of the pandemic on borrowers, we may experience higher rates of default and increased credit losses in the future. We may also have to provide additional assistance or otherwise experience higher rates of default and increased credit losses. Further, we have approximately $5,789 in PPP loans as of year-end
2021. These efforts may affect our revenue and results of operations and make our results more difficult to forecast as the PPP forgiveness process has begun and the timing and amount of forgiveness to which our borrowers will be entitled is unpredictable. In addition, the PPP and other government programs in which we may participate are complex and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation.
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
The Company’s success depends primarily on the general economic conditions of the State of Mississippi and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the state of Mississippi. The local economic conditions in this area have a significant impact on the demand for the Company’s products and services, as well as the ability of its customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources.

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
The Company operates in a highly competitive financial services industry.
The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources. Such competitors primarily include banks, as well as community banks operating nationwide and regionally within the various markets in which the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Additionally, fintech developments, such as blockchain and other distributed ledger technologies, have the potential to disrupt the financial industry and change the way banks do business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

Some of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of the Company’s larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company.
The Company’s ability to compete successfully depends on a number of factors, including: the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; the ability to continue to expand the Company’s market position through organic growth and acquisitions; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which the Company’s introduces new products and services relative to its competitors; and industry and general economic trends. Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s financial condition or results of operations.
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
The Company’s stock price can be volatile
.
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

Climate change and societal responses to climate change could adversely affect the Company’s business and results of operations, including indirectly through impact to its customers.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require businesses to expend significant capital and incur compliance, operating, maintenance and remediation costs. Consumers and businesses also may change their behavior on their own as a result of these concerns.
It is not possible to predict how climate change may impact the Company’s financial condition and operations; however, the Company’s operates in areas where its business and the activities of its customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change customer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for the Company’s products and services. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, operating process changes and the like. The impact to the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account may not be effective in protecting it from the negative impact of new laws and regulations or changes in consumer or business behavior and could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 28 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Lafayette, Oktibbeha, Rankin, Madison, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches, the Bank’s main office and its loan production office is set forth in the table below:

NAME OF OFFICE	LOCATION/ TELEPHONE NUMBER	BANKING FUNCTIONS OFFERED
Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller

Eastside Branch	599 East Main Street Philadelphia, Mississippi (601) 656-4976	Full Service; 24 Hour Teller

Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller

Northside Branch	802 Pecan Avenue Philadelphia, Mississippi (601) 656-4977	Deposits; 24 Hour Teller

Union Branch	502 Bank Street Union, Mississippi (601) 774-9231	Full Service

Carthage Branch	301 West Main Street Carthage, Mississippi (601) 267-4525	Full Service

Flowood Branch	2845 Lakeland Drive Flowood, Mississippi (601) 992-7688	Deposits; Loans

Ridgeland Branch	320 Highway 51 North Ridgeland, Mississippi (601) 9519-4020	Deposits; Loans

Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24-Hour Teller

DeKalb Branch	176 Main Avenue DeKalb, Mississippi (601) 743-2115	Full Service

Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24-hour Teller

Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service

Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24-Hour Teller

Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24-Hour Teller

Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24-Hour Teller

Louisville Main Branch	100 East Main Street Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller

Louisville Industrial Branch	803 South Church Street Louisville, MS (662) 773-6261	Drive-Up

Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits

Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-4210	Full Service; 24 Hour Teller

Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

Meridian Broadmoor	5015 Highway 493 Meridian, MS 39305 (601) 581-1541	Full Service; 24 Hour Teller

Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service 24 Hour Teller

Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller

Biloxi Cedar Lake	1830 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service 24 Hour Teller

Oxford Branch	902 Sisk Avenue, Suite E Oxford, MS 38655	Full Service 24 Hour Teller

Gulfport Branch	12008 Hwy 49 Gulfport, MS 39503 (228) 831-3535	Full Service 24 Hour Teller

Ocean Springs Branch	2702 Bienville Blvd Ocean Springs, MS 39564 (228) 875-3933	Full Service 24 Hour Teller

Pascagoula Branch	1519 Jackson Ave Pascagoula, MS 39567 (228) 762-3330	Full Service 24 Hour Teller
The Bank owns its offices, except for the Gulfport Branch and the Oxford Branch, each of which is leased. The main office facility, originally occupied in 1966, is used solely by the Company and the Bank. This facility contains approximately 20,000 square feet and houses the executive offices and all operations-related departments of the Company. The other branches range in size from nearly 1,000 square feet to 12,000 square feet.

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
Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information in incorporated herein by reference.
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
Information required in response to this Item 6 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2021, 2020 and 2019 - Selected Financial Data” in the 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2021, 2020 and 2019” in the 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form
10-K).
Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm
Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2021 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form
10-K.
Such information is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes to the internal control over financial reporting in the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2022, relating to its 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Ethics and Code of Conduct in compliance with Item 406 of Regulation
S-K
for the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. Copies of both the Code of Ethics and the Code of Conduct can be found on the Company’s website:
https://www.thecitizensbankphila.com/investor-relations/corporate-governance/
The Company intends to satisfy the disclosure requirement under Item 5.05 of Form
8-K
regarding an amendment to, or waiver from, a provision of the Code of Ethics and the Code of Conduct by posting information on the Company’s website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.
Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2022, relating to its 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2022, relating to its 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2021.
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	9,000	$18.76	270,000
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	9,000	$8.76	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2022, relating to its 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 18, 2022, relating to its 2022 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2019, 2020 and 2021, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

(ii)	Management’s Assessment of Internal Control over Financial Reporting

(iii)	Consolidated Statements of Condition

(iv)	Consolidated Statements of Income

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Changes in Stockholders’ Equity

(vii)	Consolidated Statements of Cash Flows

(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.

2.1	Agreement and Plan of Merger, dated as of May 21, 2019, by and among Citizens Holding Company, The Citizens Bank of Philadelphia and Charter Bank	8-K	May 21, 2019	2.1	000-25221

3(i)	Restated Articles of Incorporation of Citizens Holding Company	10-Q	May 10, 2017	3(A)	000-25221

3(ii)	Second Amended and Restated Bylaws of Citizens Holding Company, as amended	10-Q	May 10, 2017	3(B)	000-25221

4	Description of Common Stock				000-25221

10(1)	Citizens Holding Company Revolving Credit Loan Agreement	8-K	June 14, 2021	10(1)	000-25221

10(a)	Directors’ Deferred Compensation Plan—Form of Agreement †	10/A	June 21, 1999	10	000-25221

10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan †	10/A	June 21, 1999	10(A)	000-25221

10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan †	10/A	June 21, 1999	10(B)	000-25221

10(d)	Change in Control Agreement dated December 10, 2002 between Citizens Holding Company and Greg L. McKee †	10-K	March 31, 2003	10(D)	000-25221

10(e)	Supplemental Executive Retirement Plan †	10-K	March 16, 2005	10(F)	000-25221

10(f)	Citizens Holding Company 2013 Incentive Compensation Plan †	DEF-14A	March 21, 2013	A	000-25221

10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.1	000-25221

10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.2	000-25221

10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.3	000-25221

10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.4	000-25221

10(k)	Form of Voting Agreement, between Citizens Holding Company and certain shareholders of Charter Bank (included as an exhibit to the Agreement and Plan of Merger attached as Exhibit 2.1)	8-K	May 21, 2019	2.1	000-25221

13	2021 Annual Report to Shareholders +				000-25221

14	Code of Ethics ±	10-K	March 26, 2004		000-25221

21	Subsidiaries of Citizens Holding Company +				000-25221

23	Consent of Independent Registered Public Accounting Firm +

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221

32.1	Section 1350 Certification of Chief Executive Officer ++				000-25221

32.2	Section 1350 Certification of Chief Financial Officer ++				000-25221

101	Inline XBRL Exhibits +				000-25221

104	Cover Page Interactive Data File (formatted as Inline EXBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K
+	Filed herewith
++	Furnished herewith
±	As updated on Citizens Holding Company’s website, https://www.thecitizensbankphila.com/investor-relations/

ITEM 16.	FORM 10-K SUMMARY.
The Company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 11, 2022	By:	/s/ Greg McKee
Greg McKee
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Greg McKee	Director, President and Chief Executive Officer	March 11, 2022
Greg McKee	(Principal Executive Officer)

/s/ Phillip R. Branch	Treasurer, Chief Financial Officer	March 11, 2022
Phillip R. Branch	(Principal Financial & Accounting Officer)

/s/ Craig Dungan	Director	March 11, 2022
Craig Dungan, MD

/s/ Jason R. Voyles	Director	March 11, 2022
Jason R. Voyles

/s/ Donald L. Kilgore	Director	March 11, 2022
Donald L. Kilgore

/s/ David A. King	Director	March 11, 2022
David A. King

/s/ Herbert A. King	Chairman of the Board	March 11, 2022
Herbert A. King

/s/ Adam Mars	Director	March 11, 2022
Adam Mars

/s/ David P. Webb	Director	March 11, 2022
David P. Webb

/s/ Jane Crosswhite	Director	March 11, 2022
Jane Crosswhite

/s/ Terrell E. Winstead	Director	March 11, 2022
Terrell E. Winstead

/s/ Gregory E. Cronin	Director	March 11, 2022
Gregory E. Cronin