Form 10-Q
period 2022-03-31
CITIZENS HOLDING CO /MS/
filed 2022-05-06
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
601-
656-469
2
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2022:

Title	Outstanding
Common Stock, $0.20 par value	5,603,570

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Cash and due from banks	$13,228	$10,673
Interest bearing deposits with other banks	59,217	68,563

Cash and cash equivalents	72,445	79,236
Investment securities available for sale, at fair value	600,766	631,835
Loans held for investment (LHFI), net of unearned income	583,194	571,847
Less allowance for loan losses, LHFI	4,776	4,513

Net LHFI	578,418	567,334
Premises and equipment, net	26,630	26,661
Other real estate owned, net	1,421	2,475
Accrued interest receivable	4,014	4,171
Cash surrender value of life insurance	25,877	25,679
Deferred tax assets, net	20,669	6,279
Identifiable intangible assets, net	13,524	13,551
Other assets	4,928	4,088

TOTAL ASSETS	$1,348,692	$1,361,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits	$305,674	$302,707
Interest bearing deposits	843,906	809,185

Total deposits	1,149,580	1,111,892

Securities sold under agreement to repurchase	105,795	112,760
Borrowings on secured line of credit	18,000	18,000
Accrued interest payable	345	328
Deferred compensation payable	9,640	9,543
Other liabilities	2,382	2,886

Total liabilities	1,285,742	1,255,409

SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, 5,595,320 shares issued and outstanding at March 31, 2022 and at December 31, 2021	1,120	1,120
Additional paid-in capital	18,332	18,293
Accumulated other comprehensive loss, net of tax benefit of $18,443 at March 31, 2021 and $3,921 at December 31, 2021	(55,477)	(11,795)
Retained earnings	98,975	98,282

Total shareholders’ equity	62,950	105,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,348,692	$1,361,309

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	(Unaudited) For the Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$6,397	$8,131
Interest on securities
Taxable	1,697	262
Nontaxable	947	671
Other interest	13	15

Total interest income	9,054	9,079

INTEREST EXPENSE
Deposits	556	1,266
Other borrowed funds	211	180

Total interest expense	767	1,446

NET INTEREST INCOME	8,287	7,633

PROVISION FOR LOAN LOSSES	93	87

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,194	7,546

OTHER INCOME
Service charges on deposit accounts	945	814
Other service charges and fees	1,025	975
Net gains on sales of securities	—	526
Other operating income	563	917

Total other income	2,533	3,232

OTHER EXPENSES
Salaries and employee benefits	4,439	4,568
Occupancy expense	1,775	1,817
Other expense	2,087	2,083

Total other expenses	8,301	8,468

INCOME BEFORE PROVISION FOR INCOME TAXES	2,426	2,310

PROVISION FOR INCOME TAXES	390	413

NET INCOME	$2,036	$1,897

NET INCOME PER SHARE -Basic	$0.36	$0.34

-Diluted	$0.36	$0.34

DIVIDENDS PAID PER SHARE	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income	$2,036	$1,897

Other comprehensive loss

Securities available-for-sale
Net unrealized holding losses	(58,204)	(18,737)
Income tax effect	14,522	4,674

Net unrealized losses	(43,682)	(14,063)

Reclassification adjustment for gains included in net income	—	526
Income tax effect	—	(131)

Net gains included in net income	—	395

Total other comprehensive loss	(43,682)	(13,668)

Comprehensive loss	$(41,646)	$(11,771)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$2,978	$4,845

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	15,803	77,734
Proceeds from sale of investment securities	—	206,125
Purchases of investment securities available for sale	(43,886)	(400,134)
Purchases of bank premises and equipment	(250)	(259)
Purchases of federal home loan bank stock	(717)	—
Proceeds from sale of other real estate owned	1,078	364
Net change in loans	(11,177)	11,166

Net cash used in investing activities	(39,149)	(105,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	37,688	134,432
(Decrease) increase in securities sold under agreement to repurchase	(6,965)	1,436
Payment of federal home loan bank (FHLB) advances	—	(25,000)
Payment of dividends	(1,343)	(1,341)

Net cash provided by financing activities	29,380	109,527

Net (decrease) increase in cash and cash equivalents	(6,791)	9,368

Cash and cash equivalents, beginning of period	79,236	42,308

Cash and cash equivalents, end of period	$72,445	$51,676

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2022
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
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
The interim consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, The Citizens Bank of Philadelphia (the “Bank” and collectively with the Company, the “Company”). All significant intercompany transactions have been eliminated in consolidation.
For further information and significant accounting policies of the Company, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 11, 2022.

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
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (“CECL”) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU
2016-13
are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Company is January 1, 2023. ASU
2016-13
permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a PD/LGD method or a loss-rate method to estimate expected credit losses. The Company expects ASU
2016-13
to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2022, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $101,696 compared to an aggregate unused balance of $112,292 at December 31, 2021. There were $4,484 of letters of credit outstanding at March 31, 2022 and $4,432 at December 31, 2021. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months Ended March 31,
	2022	2021
Basic weighted average shares outstanding	5,587,070	5,578,820
Dilutive effect of granted options	—	994

Diluted weighted average shares outstanding	5,587,070	5,579,814

Net income	$2,036	$1,897
Net income per share-basic	$0.36	$0.34
Net income per share-diluted	$0.36	$0.34
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
The following table is a summary of the stock option activity for the three months ended March 31, 2022:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2021	9,000	$18.76	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at March 31, 2022	9,000	$18.76	—	$—

The intrinsic value of options outstanding under the Directors’ Plan at March 31, 2022, was $5. No options were outstanding under the 2013 Plan as of March 31, 2022.
During 2021, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 28, 2022 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $156 and is expensed ratably over the one-year
vesting period.

Note 5. Income Taxes
(in thousands)
For the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes totaling $390 and $413, respectively. The effective tax rate was 16.08% and 17.88% for the three months ending March 31, 2022 and 2021, respectively.
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

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$4,970	$—	$683	$4,287
Mortgage backed securities	433,024	15	40,946	392,093
State, County, Municipals	236,221	53	32,358	203,916
Other securities	500	—	30	470

Total	$674,715	$68	$74,017	$600,766

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S. Government agencies	$4,969	$—	$269	$4,700
Mortgage backed securities	411,729	42	12,180	399,591
State, County, Municipals	230,359	700	4,008	227,051
Other securities	500	—	7	493

Total	$647,557	$742	$16,464	$631,835

At March 31, 2022 and December 31, 2021, securities with a carrying value of $366,958 and $371,190, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$215	$215	$216	$217
Due after one year through five years	1,894	1,856	1,895	1,924
Due after five years through ten years	4,226	4,146	4,226	4,287
Due after ten years	235,356	202,456	229,491	225,816
Residential mortgage backed securities	356,046	323,698	332,779	323,736
Commercial mortgage backed securities	76,978	68,395	78,950	75,855

Total	$674,715	$600,766	$647,557	$631,835

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at March 31, 2022 and December 31, 2021.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

March 31, 2022	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government agencies	$—	$—	$4,287	$683	$4,287	$683
Mortgage backed securities	136,126	12,224	252,656	28,722	388,782	40,946
State, County, Municipal	168,178	21,986	31,619	10,372	199,797	32,358

Total	$304,304	$34,210	$288,562	$39,777	$592,866	$73,987

December 31, 2021	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. government agencies	$4,700	$269	$—	$—	$4,700	$269
Mortgage backed securities	376,644	11,535	19,986	645	396,630	12,180
State, County, Municipal	175,520	3,997	119	11	175,639	4,008

Total	$556,864	$15,801	$20,105	$656	$576,969	$16,457

The Company’s unrealized losses on its obligations of United States government agencies, mortgage-backed securities, other securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at March 31, 2022 nor at December 31, 2021.
Note 7. Loans held for investment
(in thousands, except number of loans)
The composition of net loans at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021 (1)
Real Estate:
Land Development and Construction	$80,812	$71,898
Farmland	12,738	13,114
1-4 Family Mortgages	95,488	98,525
Commercial Real Estate	286,956	281,239

Total Real Estate Loans	475,994	464,776

Business Loans:
Commercial and Industrial Loans (2)	92,311	92,501
Farm Production and Other Farm Loans	643	621

Total Business Loans	92,954	93,122

Consumer Loans:
Credit Cards	2,102	1,963
Other Consumer Loans	12,144	11,986

Total Consumer Loans	14,246	13,949

Total Gross Loans	583,194	571,847

Allowance for Loan Losses	(4,776)	(4,513)

Loans, net	$578,418	$567,334

(1)	Reclassifications from acquired loans to loans held for investment.
(2)	Includes PPP loans of $2,047 and $5,789 as of March 31, 2022 and December 31, 2021, respectively.

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
Period-end,
nonaccrual loans, segregated by class, were as follows:

	March 31, 2022	December 31, 2021
Real Estate:
Land Development and Construction	$166	$171
Farmland	112	118
1-4 Family Mortgages	1,782	1,891
Commercial Real Estate	1,205	1,249

Total Real Estate Loans	3,265	3,429

Business Loans:
Commercial and Industrial Loans	274	386
Farm Production and Other Farm Loans	2	3

Total Business Loans	276	389

Consumer Loans:
Other Consumer Loans	4	8

Total Consumer Loans	4	8

Total Nonaccrual Loans	$3,545	$3,826

An aging analysis of past due loans, segregated by class, as of March 31, 2022, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$9	$6	$15	$80,797	$80,812	$6
Farmland	161	—	161	12,577	12,738	—
1-4 Family Mortgages	1,767	31	1,798	93,690	95,488	—
Commercial Real Estate	158	569	727	286,229	286,956	—

Total Real Estate Loans	2,095	606	2,701	473,293	475,994	6

Business Loans:
Commercial and Industrial Loans	80	266	346	91,965	92,311	—
Farm Production and Other Farm Loans	7	—	7	636	643	—

Total Business Loans	87	266	353	92,601	92,954	—

Consumer Loans:
Credit Cards	57	10	67	2,035	2,102	10
Other Consumer Loans	48	—	48	12,096	12,144	—

Total Consumer Loans	105	10	115	14,131	14,246	10

Total Loans	$2,287	$882	$3,169	$580,025	$583,194	$16

An aging analysis of past due loans, segregated by class, as of December 31, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$6	$—	$6	$71,892	$71,898	$—
Farmland	130	33	163	12,951	13,114	—
1-4 Family Mortgages	1,678	292	1,970	96,555	98,525	140
Commercial Real Estate	157	570	727	280,512	281,239	—

Total Real Estate Loans	1,971	895	2,866	461,910	464,776	140

Business Loans:
Commercial and Industrial Loans	205	376	581	91,920	92,501	—
Farm Production and Other Farm Loans	3	—	3	618	621	—

Total Business Loans	208	376	584	92,538	93,122	—

Consumer Loans:
Credit Cards	35	12	47	1,916	1,963	12
Other Consumer Loans	76	2	78	11,908	11,986	2

Total Consumer Loans	111	14	125	13,824	13,949	14

Total Loans	$2,290	$1,285	$3,575	$568,272	$571,847	$154

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
charged-off
when deemed uncollectible.

Impaired loans as of March 31, 2022, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$166	$166	$—	$166	$—	$169
Farmland	32	32	—	32	—	33
1-4 Family Mortgages	640	640	—	640	—	704
Commercial Real Estate	4,198	4,036	—	4,036	—	2,583

Total Real Estate Loans	5,036	4,874	—	4,874	—	$3,489

Business Loans:
Commercial and Industrial Loans	304	196	—	196	—	$214

Total Business Loans	304	196	—	196	—	$214

Total Loans	$5,340	$5,070	$—	$5,070	$—	$3,703

Impaired loans as of December 31, 2021, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$171	$171	$—	$171	$—	$240
Farmland	33	33	—	33	—	72
1-4 Family Mortgages	767	767	—	767	—	892
Commercial Real Estate	1,294	1,019	112	1,131	3	3,479

Total Real Estate Loans	2,265	1,990	112	2,102	3	$4,683

Business Loans:
Commercial and Industrial Loans	304	72	160	232	36	$323

Total Business Loans	304	72	160	232	36	$323

Total Loans	$2,569	$2,062	$272	$2,334	$39	$5,006

The Company did not have any new troubled debt restructurings as of March 31, 2022 or December 31, 2021.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	3	$2,113
Reductions due to:
Principal paydowns		(112)
Reclassification to OREO	2	(1,788)

Totals at December 31, 2021	1	$213
Reductions due to:
Principal paydowns		(25)

Total at March 31, 2022	1	$188

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at March 31, 2022 and December 31, 2021. The Company had no commitments to lend additional funds on this troubled debt restructuring as of March 31, 2022.

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
Grade 2. MODEST RISK - These loans include borrowers with solid credit quality and moderate risk of loss. These loans may be fully secured by certificates of deposit with another reputable financial institution or secured by readily marketable securities with acceptable margins.
Grade 3. AVERAGE RISK - This is the rating assigned to most of the loans held by the Company. This includes loans with average loss exposure and average overall quality. These loans should liquidate through possessing adequate collateral and adequate earnings of the borrower. In addition, these loans are properly documented and are in accordance with all aspects of the current loan policy.
Grade 4. ACCEPTABLE RISK - Borrower generates sufficient cash flow to fund debt service but most working asset and capital expansion needs are provided from external sources. Profitability and key balance sheet ratios are usually close to peers but one or more may not align with peers.
Grade 5. MANAGEMENT ATTENTION - Borrower has potential weaknesses resulting from performance trends or management concerns. The financial condition of the borrower has taken a negative turn and may be temporarily strained. Cash flow is weak but cash reserves remain adequate to meet debt service. Management weakness is evident.
Grade 6. OTHER LOANS ESPECIALLY MENTIONED (“OLEM”) - Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.
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
Grade 8. DOUBTFUL - A loan classified as doubtful has all the weaknesses of a substandard classification and the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. A doubtful classification could reflect the fact that the primary source of repayment is gone and serious doubt exists as to the quality of a secondary source of repayment.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2022.
The following table details the amount of gross loans, segregated by loan grade and class, as of March 31, 2022:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$78,975	$1,261	$576	$—	$—	$80,812
Farmland	12,016	289	433	—	—	12,738
1-4 Family Mortgages	87,740	2,575	5,173	—	—	95,488
Commercial Real Estate	242,386	7,274	37,296	—	—	286,956

Total Real Estate Loans	421,117	11,399	43,478	—	—	475,994

Business Loans:
Commercial and Industrial Loans	85,577	706	6,028	—	—	92,311
Farm Production and Other Farm Loans	632	—	9	—	2	643

Total Business Loans	86,209	706	6,037	—	2	92,954

Consumer Loans:
Credit Cards	2,035	—	67	—	—	2,102
Other Consumer Loans	12,076	16	52	—	—	12,144

Total Consumer Loans	14,111	16	119	—	—	14,246

Total Loans	$521,437	$12,121	$49,634	$—	$2	$583,194

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$69,758	$1,547	$593	$—	$—	$71,898
Farmland	12,365	297	452	—	—	13,114
1-4 Family Mortgages	89,120	3,590	5,815	—	—	98,525
Commercial Real Estate	238,561	8,055	34,623	—	—	281,239

Total Real Estate Loans	409,804	13,489	41,483	—	—	464,776

Business Loans:
Commercial and Industrial Loans	85,138	1,483	5,877	—	3	92,501
Farm Production and Other Farm Loans	606	—	12	—	3	621

Total Business Loans	85,744	1,483	5,889	—	6	93,122

Consumer Loans:
Credit Cards	1,916	—	47	—	—	1,963
Other Consumer Loans	11,903	20	58	3	2	11,986

Total Consumer Loans	13,819	20	105	3	2	13,949

Total Loans	$509,367	$14,992	$47,477	$3	$8	$571,847

Note 8. Allowance for Loan Losses
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
The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

March 31, 2022	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
Provision for (reversal of) loan losses	170	57	(134)	93
Chargeoffs	—	56	26	82
Recoveries	50	5	197	252

Net (recoveries) chargeoffs	(50)	51	(171)	(170)

Ending Balance	$3,842	$651	$283	$4,776

Period end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,842	651	283	4,776

Ending Balance, March 31, 2022	$3,842	$651	$283	$4,776

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

March 31, 2021	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	33	22	32	87
Chargeoffs	31	31	35	97
Recoveries	36	3	8	47

Net (recoveries) chargeoffs	(5)	28	27	50

Ending Balance	$3,923	$605	$244	$4,772

Period end allowance allocated to:
Loans individually evaluated for impairment	$766	$108	$—	$874
Loans collectively evaluated for impairment	3,157	497	244	3,898

Ending Balance, March 31, 2021	$3,923	$605	$244	$4,772

The Company’s recorded investment in loans as of March 31, 2022 and December 31, 2021 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

March 31, 2022	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$4,874	$196	$—	$5,070
Loans collectively evaluated for general impairment	471,120	92,758	14,246	578,124

	$475,994	$92,954	$14,246	$583,194

December 31, 2021	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$2,102	$232	$—	$2,334
Loans collectively evaluated for general impairment	462,674	92,890	13,949	569,513

	$464,776	$93,122	$13,949	$571,847

Note 9. Other Intangible Assets
(in thousands)
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	March 31, 2022	December 31, 2021
Core deposit intangible	$766	$766
Accumulated amortization	(272)	(245)

Total finite-lived intangible assets	$494	$521

Core deposit intangible amortization expense for the period ended March 31, 2022 and period ended March 31, 2021 was $27 and $27, respectively. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

Year ending December 31,	Amount
2022	$82
2023	109
2024	109
2025	109
2026	85
Thereafter	—

$494

Note 10. Secured Line of Credit
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

	March 31, 2022	December 31, 2021
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000

Total credit facility	$20,000	$20,000

Note 11. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	—	—	—	—	2,036	2,036
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	39	—	—	39
Other comprehensive loss, net	—	—	—	(43,682)	—	(43,682)

Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	42	—	—	42
Other comprehensive income, net	—	—	—	(13,668)	—	(13,668)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,530)	$96,714	$106,478

Note 12. Fair Value of Financial Instruments
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
The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$4,287	$—	$4,287
Mortgage-backed securities	—	392,093	—	392,093
State, county and municipal	—	203,916	—	203,916
Other securities	470	—	—	470

Total	$470	$600,296	—	$600,766

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$4,700	$—	$4,700
Mortgage-backed securities	—	399,591	—	399,591
State, county and municipal	—	227,051	—	227,051
Other securities	493	—	—	493

Total	$493	$631,342	—	$631,835

The Company recorded no gains or losses in earnings for the period ended March 31, 2022 or December 31, 2021 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
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
The Company did not have any assets measured at fair value on a nonrecurring basis during 2022 that were still held on the Company’s balance sheet at March 31, 2022.
For assets measured at fair value on a nonrecurring basis during 2021 that were still held on the Company’s balance sheet at December 31, 2021, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$109	$109
Other real estate owned	—	—	1,121	1,121

Total	$—	$—	$1,230	$1,230

Impaired loans, whose fair value was remeasured during the period, with a carrying value of
$-0-
and $112, had an allocated allowance for loan losses of
$-0-
and $3 at March 31, 2022 and December 31, 2021, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.
After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of
$-0-
and $836 was necessary and recorded during the three-month period ended March 31, 2022 and the year ended December 31, 2021, respectively.
The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2022:

		Fair Value Measurements Using:
March 31, 2022	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$13,228	$13,228	$—	$—	$13,228
Interest bearing deposits with banks	59,217	59,217	—	—	59,217
Securities available-for-sale	600,766	470	600,296	—	600,766
Net LHFI	578,418	—	—	559,356	559,356

Financial liabilities
Deposits	$1,149,580	$944,563	$205,400	$—	$1,149,963
Securities sold under agreement to repurchase	105,795	105,795	—	—	105,795
Borrowings on secured line of credit	18,000	18,000	—	—	18,000
The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2021:

		Fair Value Measurements Using:
December 31, 2021	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$10,673	$10,673	$—	$—	$10,673
Interest bearing deposits with banks	68,563	68,563	—	—	68,563
Securities available-for-sale	631,835	493	631,342	—	631,835
Net LHFI	567,334	—	—	554,351	554,351

Financial liabilities
Deposits	$1,111,892	$861,552	$230,590	$—	$1,092,142
Securities sold under agreement to repurchase	112,760	112,760	—	—	112,760
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
COVID-19
pandemic and its impact on the Company’s and its customers’ business, results of operations, asset quality and financial condition;

•	inflationary risks on the general economic, market or business conditions;

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

•	climate change and societal responses to climate change could adversely affect the Company’s business and results of operations, including indirectly through impact to its customers;

•	our ability to maintain sufficient capital and to raise additional capital when needed;

•	our ability to maintain adequate liquidity to conduct business and meet our obligations;

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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2022, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,348,538 and total deposits of $1,150,255. In addition to full service commercial banking, the Bank offers title insurance services through its affiliate, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.
LIQUIDITY
The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at March 31, 2022, was 34.42% and at December 31, 2021, was 39.71%. The decrease was due to a decrease in interest bearing cash and cash equivalents and a decline in the fair market value of investment securities as of March 31, 2022. Management believes it maintains adequate liquidity for the Company’s current needs.
The Company’s primary source of liquidity is customer deposits, which were $1,149,580 at March 31, 2022, and $1,111,892 at December 31, 2021. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”) and federal funds lines with correspondent banks. The Company had $674,715 invested in available-for-sale
investment securities at March 31, 2022, and $647,557 at December 31, 2021. The increase in securities is the result of management deploying excess cash into higher yielding assets.
The Company also had $59,217 in interest bearing deposits at other banks at March 31, 2022 and $68,563 at December 31, 2021. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both March 31, 2022 and December 31, 2021. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At March 31, 2022, the Company had unused and available $210,522 of its line of credit with the FHLB and at December 31, 2021, the Company had unused and available $221,088 of its line of credit with the FHLB. The decrease in the amount available under the Company’s line of credit with the FHLB from the end of 2021 to March 31, 2022, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The secured line of credit with FHN was originated on June 9, 2021. At March 31, 2022, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of
$-0-
as of March 31, 2022 and December 31, 2021. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
When the Company has more funds than it needs for its reserve requirements or short-term liquidity needs, the Company increases its investment portfolio, increases the balances in interest bearing due from bank accounts or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.
CAPITAL RESOURCES
Total shareholders’ equity was $62,950 at March 31, 2022, as compared to $105,900 at December 31, 2021. The decrease in shareholders’ equity was the result of the accumulated other comprehensive loss (“AOCL”) brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid. The AOCL is a result of an increase in interest rates that have occurred since the purchase of securities. Management does not intend to sell any securities at an unrealized loss position. Additionally, as noted in the liquidity section the Company has significant liquidity options available if the need for short-term funds arises.

The Company paid aggregate cash dividends in the amount of $1,343, or $0.24 per share, during the three-month period ended March 31, 2022 compared to $1,341, or $0.24 per share, for the same period in 2021.
Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2022, the Company and Bank meets all capital adequacy requirements to which it is subject and according to these requirements the Company and Bank is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Citizens Holding Company
Tier 1 leverage ratio	$104,957	7.70%	$68,117	5.00%	$54,493	4.00%
Common Equity tier 1 capital ratio	104,957	12.77%	88,552	6.50%	61,305	4.50%
Tier 1 risk-based capital ratio	104,957	12.77%	65,750	8.00%	49,313	6.00%
Total risk-based capital ratio	109,733	13.35%	82,188	10.00%	65,750	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$122,237	8.97%	$68,104	5.00%	$54,484	4.00%
Common Equity tier 1 capital ratio	122,237	8.97%	88,536	6.50%	61,294	4.50%
Tier 1 risk-based capital ratio	122,237	14.88%	65,738	8.00%	49,304	6.00%
Total risk-based capital ratio	127,013	15.46%	82,173	10.00%	65,738	8.00%

December 31, 2021
Citizens Holding Company
Tier 1 leverage ratio	$104,181	7.80%	$66,789	5.00%	$53,431	4.00%
Common Equity tier 1 capital ratio	104,181	13.16%	86,826	6.50%	60,110	4.50%
Tier 1 risk-based capital ratio	104,181	13.16%	63,322	8.00%	47,492	6.00%
Total risk-based capital ratio	108,694	13.73%	79,153	10.00%	63,322	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$121,421	9.09%	$66,776	5.00%	$53,421	4.00%
Common Equity tier 1 capital ratio	121,421	9.09%	86,808	6.50%	60,098	4.50%
Tier 1 risk-based capital ratio	121,421	15.34%	63,314	8.00%	47,486	6.00%
Total risk-based capital ratio	125,934	15.91%	79,143	10.00%	63,314	8.00%
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
Management believes that, as of March 31, 2022, the Company and the Bank met all capital adequacy requirements under Basel III. The changes to the calculation of risk-weighted assets required by Basel III did not have a material impact on the Company’s capital ratios as presented.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months Ended March 31,
	2022	2021
Interest Income, including fees	$9,054	$9,079
Interest Expense	767	1,446

Net Interest Income	8,287	7,633
Provision for loan losses	93	87

Net Interest Income after
Provision for loan losses	8,194	7,546
Other Income	2,533	3,232
Other Expense	8,301	8,468

Income Before Provision For
Income Taxes	2,426	2,310
Provision for Income Taxes	390	413

Net Income	$2,036	$1,897

Net Income Per share - Basic	$0.36	$0.34

Net Income Per Share-Diluted	$0.36	$0.34

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 8.53% for the three months ended March 31, 2022, and 6.45% for the corresponding period in 2021. The increase in ROE for the three months March 31, 2022 compared to the same period in 2021 was a result of an increase in earnings compared to prior period coupled with a decline in equity due to the unrealized losses on investments in AOCL.
Book value per share decreased to $11.27 at March 31, 2022, compared to $18.95 at December 31, 2021. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity discussed above. Average assets for the three months ended March 31, 2022 were $1,352,709 compared to $1,412,082 for the year ended December 31, 2021. This decrease was due mainly to the Company reducing higher interest-bearing deposits throughout 2021.

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
Net interest income was $8,287 for the three months ended March 31, 2022, as compared to $7,633 for the same respective time period in 2021.
The annualized net interest margin was 2.69% for the three months ended March 31, 2022 compared to 2.32% for the corresponding period of 2021. The increase in net interest margin for the three months ended Mach 31, 2022, when compared to the same period in 2021, was mainly due to interest on securities increasing by $1,711, or 183.39%, to $2,644 compared to $933 in same period in 2021. Additionally, management decreased the cost of funds to 33 basis point (“bps”) for the three months ended March 31, 2022 compared to 54 bps for the three months ended March 31, 2021. The increase in interest on securities coupled with the decrease in the cost of funds offset the decline in interest income on loans which decreased by $1,734, or (21.33%), compared to the same period in 2021.
At the current stage in the pandemic with interest rates starting to increase due to quantitative tightening by the Federal Reserve Bank to combat inflationary pressure that is starting to affect the economic recovery, the Company reasonably expects interest rates will continue to increase in the coming year. As a result, the Company is in position to benefit from interest rate hikes due to the amount of assets set to reprice during the coming year, and due to the fact interest-bearing demand and savings deposits may not be immediately affected by changes in general interest rates.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:
TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,
	Average Balance		Income/Expense		Average Yield/Rate
	2022	2021	2022	2021	2022	2021
Loans:
Loans, net of unearned (1)	$578,127	$652,783	$6,426	$8,173	4.45%	5.01%
Investment Securities
Taxable	462,140	545,923	1,698	262	1.47%	0.19%
Tax-exempt	210,915	128,612	1,183	899	2.24%	2.80%

Total Investment Securities	673,055	674,535	2,881	1,161	1.71%	0.69%
Federal Funds Sold and Other	32,790	51,206	13	15	0.16%	0.12%

Total Interest Earning Assets (1)(2)	1,283,972	1,378,524	9,320	9,349	2.90%	2.71%

Non-Earning Assets	68,737	112,146

Total Assets	$1,352,709	$1,490,670

Deposits:
Interest-bearing Demand Deposits (3)	$477,248	$513,117	$188	$518	0.16%	0.40%
Savings	129,694	107,314	31	27	0.10%	0.10%
Time	219,785	242,861	337	721	0.61%	1.19%

Total Deposits	826,727	863,292	556	1,266	0.27%	0.15%
Borrowed Funds
Short-term Borrowings	99,221	212,849	60	180	0.24%	0.34%
Long-term Borrowings	18,000	—	151	—	3.36%	0.00%

Total Borrowed Funds	117,221	212,849	211	180	0.72%	0.34%

Total Interest-Bearing Liabilities (3)	943,948	1,076,141	767	1,446	0.33%	0.54%
Non-Interest Bearing Liabilities
Demand Deposits	300,428	269,051
Other Liabilities	12,871	27,866
Shareholders’ Equity	95,462	117,612

Total Liabilities and Shareholders’ Equity	$1,352,709	$1,490,670

Interest Rate Spread					2.58%	2.18%

Net Interest Margin			$8,553	$7,903	2.69%	2.32%

Less
Tax Equivalent Adjustment			266	270

Net Interest Income			$8,287	$7,633

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.
The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three months ended March 31, 2022, repricing of interest-bearing demand deposits, and reallocating the investment portfolio into slower prepaying non-taxable
securities and lower coupon mortgage-backed securities offset both the decline in yield on loans and the decline on yield on tax-exempt
securities compared to the same period in 2021. Management believes by continuing to reprice and strategically reduce interest-bearing liabilities as they mature, continued focus on loan growth, and continuing to reallocate the investment mix will increase the net interest margin.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2022 compared to the same respective period in 2021:

	TABLE 2 - VOLUME/RATE ANALYSIS
	(in thousands)
	Three Months Ended March 31, 2022
	2022 Change from 2021
	Volume	Rate	Total
INTEREST INCOME
Loans	$(935)	(812)	$(1,747)
Taxable Securities	(40)	1,476	1,436
Non-Taxable Securities	579	(291)	288
Federal Funds Sold and Other	(5)	3	(2)

TOTAL INTEREST INCOME	$(401)	$376	$(25)

INTEREST EXPENSE
Interest-bearing demand deposits	$(36)	(294)	(330)
Savings Deposits	6	(2)	4
Time Deposits	(69)	(315)	(384)
Short-term borrowings	(96)	(24)	(120)
Long-term borrowings	—	151	151

TOTAL INTEREST EXPENSE	$(195)	$(484)	(679)

NET INTEREST INCOME	$(206)	$860	$654

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
The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended March 31, 2022	Year Ended December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$583,194	$571,847	$11,347	1.98%
Allowance for Loan Losses	4,776	4,513	263	5.83%
Nonaccrual Loans	3,545	3,826	(281)	-7.34%
Ratios:
Allowance for loan losses to gross loans	0.82%	0.79%
Net loans (recovered) charged off to allowance for loan losses	-3.56%	20.56%
The provision for loan losses for the three months ended March 31, 2022 was $93. The provision was primarily driven by loan growth during the quarter coupled with qualitative factor adjustments due to inflationary risk concerns to both the local and national economy. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. Nonaccrual loans decreased during this period due to payments received and loans charged off in excess of new loans being added to nonaccrual status.
For the three months ended March 31, 2022, net loan losses recovered to the allowance for loan losses totaled $170, a decrease of $220 from the $50 charged off in the same period in 2021. A majority of the recoveries for the three months ended March 31, 2022 was due to recovery payments from one consumer loan that was previously charged-off
in the fourth quarter of 2021. The total amount of recoveries from this loan was $175 for the three months ended March 31, 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2022 that have not been charged off or specifically reserved for in the allowance. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2022 was $2,533, a decrease of $699, or (21.63%), from $3,232 in the same period in 2021. Service charges on deposit accounts were $945 in the three months ended March 31, 2022, compared to $814 for the same period in 2021. As the national and local economies are continuing to recover, spending and overdraft income have continued to trend upward. Included in the service charges on deposit accounts line item for the three months ended March 31, 2021, overdraft income increased by $124, or 22.56%, from the same period in 2021. Other service charges and fees increased by $50, or 5.13%, to $1,025 for the three months ended March 31, 2022 compared to $975 for the same period in 2021. Interchange fees which are included in the other service charges and fees line item on the income statement reflected a majority of the increase, by increasing $33, or 3.69%, to $922 for the three months ended March 31, 2022, compared to $889 for the same period in 2021. Other operating income not derived from service charges or fees decreased $354, or (38.60%), to $563 in the three months ended March 31, 2022, compared to $917 for the same period in 2021. This decrease was primarily due to a decrease in gains from the sale of other real estate owned properties and a decrease in mortgage loan origination income.
The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months Ended March 31,
Other operating income	2022	2021
BOLI Income	$121	$130
Mortgage Loan Origination Income	204	395
Gain on sale of OREO	65	323
Other Income	173	69

Total Other Income	$563	$917

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended March 31, 2022 and 2021 were $8,301 and $8,468, respectively, a decrease of $167 or (1.97%). Salaries and benefits decreased $129, or (2.82%), to $4,439 for the three months ended March 31, 2022 when compared to the same period in 2021. Occupancy expense decreased by $42, or (2.31%), to $1,775 for the three months ended March 31, 2022, compared to $1,817 for the same period of 2021. For the three months ended March 31, 2022, other expense increased $4, or 0.19% to $2,087 compared to $2,083 for the same period in 2021.
The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months Ended March 31,
Other Expense	2022	2021
Advertising	$131	$141
Office Supplies	209	249
Professional Fees	219	237
Technology expense	116	155
Postage and Freight	138	169
Loan Collection Expense	7	54
Regulatory and related expense	204	235
Debit Card/ATM expense	188	168
Travel and Convention	52	26
Other expenses	823	649

Total Other Expense	$2,087	$2,083

The Company’s efficiency ratio for the three months ended March 31, 2022 was 75.33%, compared to 76.12% for the same period in 2021. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.

BALANCE SHEET ANALYSIS

	March 31, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and due from banks	$13,228	$10,673	$2,555	23.94%
Interest bearing deposits with other banks	59,217	68,563	(9,346)	-13.63%
Investment securities	600,766	631,835	(31,069)	-4.92%
Net LHFI	578,418	567,334	11,084	1.95%
Premises and equipment	26,630	26,661	(31)	-0.12%
Total assets	1,348,692	1,361,309	(12,617)	-0.93%
Total deposits	1,149,580	1,111,892	37,688	3.39%
Total shareholders’ equity	62,950	105,900	(42,950)	-40.56%
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2022 was $13,228, which was an increase of $2,555 from the balance of $10,673 at December 31, 2021. Interest bearing deposit with other banks decreased by $9,346, or (13.63%), to $59,217 at March 31, 2022 compared to $68,563 at December 31, 2021.
INVESTMENT SECURITIES
The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Due to recent increases in interest rates, the fair value of the Company’s investment securities on the balance sheet represents a decrease in investment securities for the three months ended as of March 31, 2022 when compared to the balance of investment securities at December 31, 2021. The impact of the related unrealized losses net of the tax benefit was $43,682 is presented on the consolidated statements of comprehensive loss. However, as disclosed in Note 6 of the notes of the financial statement the Company’s investments securities portfolio at March 31, 2022 increased by $27,158, or 4.19%, to $674,715 from $647,557 at December 31, 2021 when comparing the amortized cost of the Company’s investments securities. The increase is a result of the Company deploying excess cash into higher yielding investment securities.
LOANS
The Company’s loan balance increased by $11,347, or 1.98%, during the three months ended March 31, 2022, to $583,194 from $571,847 at December 31, 2021. Excluding PPP loans with a total balance of $2,047 at March 31, 2022 and $5,789 at December 31, 2021, total loans increased $15,089, or 2.67%, compared to $566,058 at December 31, 2021. The linked-quarter growth primarily reflects increases in construction and development, commercial real estate, and credit cards loans. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS
The following table shows the balance and percentage change in the various deposits:

	March 31, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$305,674	$302,707	$2,967	0.98%
Interest-Bearing Deposits	503,497	451,809	51,688	11.44%
Savings Deposits	135,392	127,217	8,175	6.43%
Certificates of Deposit	205,017	230,159	(25,142)	-10.92%

Total deposits	$1,149,580	$1,111,892	$37,688	3.39%

All deposit accounts except for certificates of deposits increased during the three months ended March 31, 2022. The increase in deposit accounts is a result of the continued savings trend because of the record financial stimulus issued to mitigate the effects of the
COVID-19
pandemic. The decrease in certificates of deposit accounts is a result of management strategically reducing higher interest-bearing accounts to help improve both interest margin and the Bank’s capital ratios. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.
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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Following 12 months	Months 13-24	Following 12 months	Months 13-24
+400 basis points	-2.9%	6.1%	-3.7%	6.6%
+300 basis points	-0.9%	5.9%	-1.3%	6.9%
+200 basis points	0.9%	5.5%	-0.1%	5.8%
+100 basis points	1.6%	3.9%	-0.8%	2.6%

Flat rates	—	—	—	—
-100 basis points	-1.3%	-3.1%	-5.5%	-7.7%
-200 basis points	-3.6%	-6.2%	-10.9%	-13.6%

The following table presents the change in our economic value of equity as of March 31, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2022	December 31, 2021
+400 basis points	-21.8%	-20.4%
+300 basis points	-15.7%	-13.8%
+200 basis points	-9.8%	-7.8%
+100 basis points	-4.6%	-3.1%
Flat rates	—	—
-100 basis points	-3.0%	-13.0%
-200 basis points	-14.7%	-33.1%
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
ITEM 4. CONTROLS AND PROCEDURES.
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s business, future
financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form
10-K
for the year ended December 31, 2021, which the Company filed with the Securities and Exchange Commission on March 11, 2022. Additional information regarding some of those risks and uncertainties is contained in the notes to the consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Part I, Item 2 of this Quarterly Report and in “Quantitative and Qualitative Disclosures About Market Risk” appearing in Part I, Item 3 of this Quarterly Report. The risks and uncertainties disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, the Company’s quarterly reports on Form
10-Q
and other reports and forms filed with the SEC are not necessarily all of the risks and uncertainties that may affect the Company’s business, financial condition and results of operations in the future.

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

DATE: May 6, 2022