Form 10-Q
period 2022-06-30
CITIZENS HOLDING CO /MS/
filed 2022-08-05
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2022:

Title	Outstanding
Common Stock, $0.20 par value	5,603,570

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,274	$10,673
Interest bearing deposits with other banks	27,008	68,563

Cash and cash equivalents	41,282	79,236
Investment securities available for sale, at fair value	563,796	631,835
Loans held for investment (LHFI), net of unearned income	589,541	571,847
Less allowance for loan losses, LHFI	5,046	4,513

Net LHFI	584,495	567,334
Premises and equipment, net	26,444	26,661
Other real estate owned, net	1,328	2,475
Accrued interest receivable	4,103	4,171
Cash surrender value of life insurance	25,424	25,679
Deferred tax assets, net	33,340	6,279
Identifiable intangible assets, net	13,495	13,551
Other assets	5,374	4,088

TOTAL ASSETS	$1,299,081	$1,361,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$304,640	$302,707
Interest bearing deposits	813,347	809,185

Total deposits	1,117,987	1,111,892
Securities sold under agreement to repurchase	124,162	112,760
Borrowings on secured line of credit	18,000	18,000
Accrued interest payable	389	328
Deferred compensation payable	9,715	9,543
Other liabilities	2,902	2,886

Total liabilities	1,273,155	1,255,409
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, Issued and outstanding: 5,603,570 shares - June 30, 2022; 5,595,320 shares - December 31, 2021	1,121	1,120
Additional paid-in capital	18,370	18,293
Accumulated other comprehensive loss, net of tax benefit of $31,162 at June 30, 2022 and $3,921 at December 31, 2021	(93,736)	(11,795)
Retained earnings	100,171	98,282

Total shareholders’ equity	25,926	105,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,299,081	$1,361,309

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$6,639	$7,917	$13,036	$16,048
Interest on securities
Taxable	1,901	1,255	3,598	1,517
Nontaxable	983	634	1,930	1,305
Other interest	37	10	50	25

Total interest income	9,560	9,816	18,614	18,895
INTEREST EXPENSE
Deposits	528	1,186	1,084	2,452
Other borrowed funds	269	136	480	316

Total interest expense	797	1,322	1,564	2,768

NET INTEREST INCOME	8,763	8,494	17,050	16,127
PROVISION FOR LOAN LOSSES	56	232	149	319

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,707	8,262	16,901	15,808
OTHER INCOME
Service charges on deposit accounts	967	768	1,912	1,582
Other service charges and fees	1,094	1,091	2,119	2,066
Net gains on sales of securities	—	393	—	919
Other operating income	702	737	1,265	1,654

Total other income	2,763	2,989	5,296	6,221

OTHER EXPENSES
Salaries and employee benefits	4,412	4,585	8,851	9,153
Occupancy expense	1,711	1,791	3,486	3,608
Other expense	2,309	2,606	4,396	4,689

Total other expenses	8,432	8,982	16,733	17,450

INCOME BEFORE PROVISION FOR INCOME TAXES	3,038	2,269	5,464	4,579
PROVISION FOR INCOME TAXES	497	362	887	775

NET INCOME	$2,541	$1,907	$4,577	$3,804

NET INCOME PER SHARE -Basic	$0.45	$0.34	$0.82	$0.68

-Diluted	$0.45	$0.34	$0.82	$0.68

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net income	$2,541	$1,907	$4,577	$3,804
Other comprehensive (loss) gains
Securities available-for-sale
Net unrealized holding (losses) gains	(50,978)	2,927	(109,182)	(15,810)
Income tax effect	12,719	(730)	27,241	3,944

Net unrealized (losses) gains	(38,259)	2,197	(81,941)	(11,866)
Reclassification adjustment for gains included in net income	—	393	—	919
Income tax effect	—	(98)	—	(229)

Net gains included in net income	—	295	—	690

Total other comprehensive (loss) gain	(38,259)	2,492	(81,941)	(11,176)

Comprehensive (loss) gain	$(35,718)	$4,399	$(77,364)	$(7,372)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$6,778	$12,387
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of securities available for sale	28,258	114,330
Proceeds from sale of investment securities	—	464,528
Purchases of investment securities available for sale	(71,190)	(461,553)
Purchases of bank premises and equipment	(479)	(329)
Purchases of Federal Home Loan Bank (FHLB) stock	(784)	(3,943)
Proceeds from the sale of FHLB stock	—	4,447
Proceeds from sale of other real estate owned	1,151	1,774
Proceeds from death benefit of bank-owned life insurance	813	489
Net change in loans	(17,310)	14,262

Net cash (used in) provided by investing activities	(59,541)	134,005
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	6,095	32,173
Net change in securities sold under agreement to repurchase	11,402	(128,986)
Proceeds from borrowings on secured line of credit	—	18,000
Payment of FHLB advances	—	(25,000)
Payment of dividends	(2,688)	(2,684)

Net cash provided by (used in) financing activities	14,809	(106,497)

Net (decrease) increase in cash and cash equivalents	(37,954)	39,895
Cash and cash equivalents, beginning of period	79,236	42,308

Cash and cash equivalents, end of period	$41,282	$82,203

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2022
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
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
The interim consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, The Citizens Bank of Philadelphia (the “Bank”). All significant intercompany transactions have been eliminated in consolidation.
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
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (“CECL”) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU
2016-13
are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Company is January 1, 2023. ASU
2016-13
permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a discounted cash flow method or a loss-rate method to estimate expected credit losses. The Company expects ASU
2016-13
to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation is required to determine the impa
ct that adoption of this standard will have on the
financial c
ondition and results of operations of the Company.
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2022, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $95,059 compared to an aggregate unused balance of $112,292 at December 31, 2021. There were $5,432 of letters of credit outstanding at June 30, 2022 and $4,432 at December 31, 2021. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	5,592,782	5,584,441	5,589,958	5,581,662
Dilutive effect of granted options	—	240	—	596

Diluted weighted average shares outstanding	5,592,782	5,584,681	5,589,958	5,582,258

Net income	$2,541	$1,907	$4,577	$3,804
Net income per share-basic	$0.45	$0.34	$0.82	$0.68
Net income per share-diluted	$0.45	$0.34	$0.82	$0.68
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
The following table is a summary of the stock option activity for the six months ended June 30, 2022:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	9,000	$18.76	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,000)	18.76	—	—

Outstanding at June 30, 2022	—	$—	—	$—

The remaining outstanding options under the Directors’ Plan expired on April 25, 2022. No options were outstanding under the 2013 Plan as of June 30, 2022.
During 2022, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 27, 2023 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $157 and is expensed ratably over the one-year
vesting period.

Note 5. Income Taxes
(in thousands)
For the three months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $497 and $362, respectively. The effective tax rate was 16.36% and 15.95% for the three months ending June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $887 and $775, respectively. The effective tax rate was 16.23% and 16.93% for the six months ending June 30, 2022 and 2021, respectively.
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

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$4,970	$—	$981	$3,989
Mortgage backed securities	441,600	—	68,391	373,209
State, County, Municipals	241,673	7	55,532	186,148
Other securities	500	—	50	450

Total	$688,743	$7	$124,954	$563,796

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$4,969	$—	$269	$4,700
Mortgage backed securities	411,729	42	12,180	399,591
State, County, Municipals	230,359	700	4,008	227,051
Other securities	500	—	7	493

Total	$647,557	$742	$16,464	$631,835

At June 30, 2022 and December 31, 2021, securities with a carrying value of $546,919 and $371,190, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.
The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale
Due in one year or less	$223	$222	$216	$217
Due after one year through five years	2,501	2,418	1,895	1,924
Due after five years through ten years	4,614	4,277	4,226	4,287
Due after ten years	239,805	183,670	229,491	225,816
Residential mortgage backed securities	365,333	311,168	332,779	323,736
Commercial mortgage backed securities	76,267	62,041	78,950	75,855

Total	$688,743	$563,796	$647,557	$631,835

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at June 30, 2022 and December 31, 2021.
A summary of unrealized loss information for securities
available-for-sale,
categorized by security type follows:

June 30, 2022	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$3,989	$981	$3,989	$981
Mortgage backed securities	131,733	18,489	241,474	49,902	373,207	68,391
State, County, Municipal	153,946	40,021	31,221	15,511	185,167	55,532

Total	$285,679	$58,510	$276,684	$66,394	$562,363	$124,904

December 31, 2021	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$4,700	$269	$—	$—	$4,700	$269
Mortgage backed securities	376,644	11,535	19,986	645	396,630	12,180
State, County, Municipal	175,520	3,997	119	11	175,639	4,008

Total	$556,864	$15,801	$20,105	$656	$576,969	$16,457

The Company’s unrealized losses on its obligations of United States government agencies, mortgage-backed securities, other securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at June 30, 2022 nor at December 31, 2021.
Note 7. Loans held for investment
(in thousands, except number of loans)
The composition of net loans at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Real Estate:
Land Development and Construction	$89,352	$71,898
Farmland	11,975	13,114
1-4 Family Mortgages	94,093	98,525
Commercial Real Estate	287,542	281,239

Total Real Estate Loans	482,962	464,776
Business Loans:
Commercial and Industrial Loans (1)	90,799	92,501
Farm Production and Other Farm Loans	518	621

Total Business Loans	91,317	93,122
Consumer Loans:
Credit Cards	2,450	1,963
Other Consumer Loans	12,812	11,986

Total Consumer Loans	15,262	13,949

Total Gross Loans	589,541	571,847
Allowance for Loan Losses	(5,046)	(4,513)

Loans, net	$584,495	$567,334

(1)	Includes PPP loans of $1,356 and $5,789 as of June 30, 2022 and December 31, 2021, respectively.

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
Period-end,
nonaccrual loans, segregated by class, were as follows:

	June 30, 2022	December 31, 2021
Real Estate:
Land Development and Construction	$156	$171
Farmland	104	118
1-4 Family Mortgages	1,801	1,891
Commercial Real Estate	1,244	1,249

Total Real Estate Loans	3,305	3,429
Business Loans:
Commercial and Industrial Loans	271	386
Farm Production and Other Farm Loans	1	3

Total Business Loans	272	389
Consumer Loans:
Other Consumer Loans	3	8

Total Consumer Loans	3	8

Total Nonaccrual Loans	$3,580	$3,826

An aging analysis of past due loans, segregated by class, as of June 30, 2022, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$1,192	$—	$1,192	$88,160	$89,352	$—
Farmland	143	—	143	11,832	11,975	—
1-4 Family Mortgages	1,768	274	2,042	92,051	94,093	56
Commercial Real Estate	457	646	1,103	286,439	287,542	—

Total Real Estate Loans	3,560	920	4,480	478,482	482,962	56
Business Loans:
Commercial and Industrial Loans	2,235	266	2,501	88,298	90,799	—
Farm Production and Other Farm Loans	—	—	—	518	518	—

Total Business Loans	2,235	266	2,501	88,816	91,317	—
Consumer Loans:
Credit Cards	15	8	23	2,427	2,450	8
Other Consumer Loans	25	—	25	12,787	12,812	—

Total Consumer Loans	40	8	48	15,214	15,262	8

Total Loans	$5,835	$1,194	$7,029	$582,512	$589,541	$64

An aging analysis of past due loans, segregated by class, as of December 31, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$6	$—	$6	$71,892	$71,898	$—
Farmland	130	33	163	12,951	13,114	—
1-4 Family Mortgages	1,678	292	1,970	96,555	98,525	140
Commercial Real Estate	157	570	727	280,512	281,239	—

Total Real Estate Loans	1,971	895	2,866	461,910	464,776	140
Business Loans:
Commercial and Industrial Loans	205	376	581	91,920	92,501	—
Farm Production and Other Farm Loans	3	—	3	618	621	—

Total Business Loans	208	376	584	92,538	93,122	—
Consumer Loans:
Credit Cards	35	12	47	1,916	1,963	12
Other Consumer Loans	76	2	78	11,908	11,986	2

Total Consumer Loans	111	14	125	13,824	13,949	14

Total Loans	$2,290	$1,285	$3,575	$568,272	$571,847	$154

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
charged-off
when deemed uncollectible.

Impaired loans as of June 30, 2022, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$156	$156	$—	$156	$—	$164
Farmland	32	32	—	32	—	33
1-4 Family Mortgages	570	570	—	570	—	669
Commercial Real Estate	4,213	4,051	—	4,051	—	2,591

Total Real Estate Loans	4,971	4,809	—	4,809	—	$3,457
Business Loans:
Commercial and Industrial Loans	304	196	—	196	—	$214

Total Business Loans	304	196	—	196	—	$214

Total Loans	$5,275	$5,005	$—	$5,005	$—	$3,671

Impaired loans as of December 31, 2021, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$171	$171	$—	$171	$—	$240
Farmland	33	33	—	33	—	72
1-4 Family Mortgages	767	767	—	767	—	892
Commercial Real Estate	1,294	1,019	112	1,131	3	3,479

Total Real Estate Loans	2,265	1,990	112	2,102	3	$4,683
Business Loans:
Commercial and Industrial Loans	304	72	160	232	36	$323

Total Business Loans	304	72	160	232	36	$323

Total Loans	$2,569	$2,062	$272	$2,334	$39	$5,006

The Company did not have any new troubled debt restructurings as of June 30, 2022 or December 31, 2021.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	3	$2,113
Reductions due to:
Principal paydowns		(112)
Reclassification to OREO	2	(1,788)

Totals at December 31, 2021	1	$213
Reductions due to:
Principal paydowns		(48)

Total at June 30, 2022	1	$165

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at June 30, 2022 and December 31, 2021. The Company had no commitments to lend additional funds on this troubled debt restructuring as of June 30,
2022.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2022.
The following table details the amount of gross loans, segregated by loan grade and class, as of June 30, 2022:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$87,435	$1,750	$167	$—	$—	$89,352
Farmland	11,324	283	368	—	—	11,975
1-4 Family Mortgages	87,211	2,091	4,791	—	—	94,093
Commercial Real Estate	244,720	5,851	36,971	—	—	287,542

Total Real Estate Loans	430,690	9,975	42,297	—	—	482,962
Business Loans:
Commercial and Industrial Loans	87,881	696	2,222	—	—	90,799
Farm Production and Other Farm Loans	511	—	6	—	1	518

Total Business Loans	88,392	696	2,228	—	1	91,317
Consumer Loans:
Credit Cards	2,432	—	18	—	—	2,450
Other Consumer Loans	12,760	12	40	—	—	12,812

Total Consumer Loans	15,192	12	58	—	—	15,262

Total Loans	$534,274	$10,683	$44,583	$—	$1	$589,541

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$69,758	$1,547	$593	$—	$—	$71,898
Farmland	12,365	297	452	—	—	13,114
1-4 Family Mortgages	89,120	3,590	5,815	—	—	98,525
Commercial Real Estate	238,561	8,055	34,623	—	—	281,239

Total Real Estate Loans	409,804	13,489	41,483	—	—	464,776
Business Loans:
Commercial and Industrial Loans	85,138	1,483	5,877	—	3	92,501
Farm Production and Other Farm Loans	606	—	12	—	3	621

Total Business Loans	85,744	1,483	5,889	—	6	93,122
Consumer Loans:
Credit Cards	1,916	—	47	—	—	1,963
Other Consumer Loans	11,903	20	58	3	2	11,986

Total Consumer Loans	13,819	20	105	3	2	13,949

Total Loans	$509,367	$14,992	$47,477	$3	$8	$571,847

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
The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2022:

	Real	Business
June 30, 2022	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
Provision for (reversal of) loan losses	251	65	(167)	149
Chargeoffs	1	56	46	103
Recoveries	110	20	357	487

Net (recoveries) chargeoffs	(109)	36	(311)	(384)

Ending Balance	$3,982	$674	$390	$5,046

Period end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,982	674	390	5,046

Ending Balance, June 30, 2022	$3,982	$674	$390	$5,046

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2021:

	Real	Business
June 30, 2021	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	138	181	—	319
Chargeoffs	623	175	49	847
Recoveries	84	10	50	144

Net chargeoffs (recoveries)	539	165	(1)	703

Ending Balance	$3,484	$627	$240	$4,351

Period end allowance allocated to:
Loans individually evaluated for impairment	$3	$36	$—	$39
Loans collectively evaluated for impairment	3,481	591	240	4,312

Ending Balance, June 30, 2021	$3,484	$627	$240	$4,351

The Company’s recorded investment in loans as of June 30, 2022 and December 31, 2021 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Real	Business
June 30, 2022	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$4,809	$196	$—	$5,005
Loans collectively evaluated for general impairment	478,153	91,121	15,262	584,536

	$482,962	$91,317	$15,262	$589,541

	Real	Business
December 31, 2021	Estate	Loans	Consumer	Total
Loans individually evaluated for specific impairment	$2,102	$232	$—	$2,334
Loans collectively evaluated for general impairment	462,674	92,890	13,949	569,513

	$464,776	$93,122	$13,949	$571,847

Note 9. Secured Line of Credit
(in thousands)
On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. As of June 30, 2022, the interest rate was 4.75%. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line. The Line is fully secured by the common stock of the Bank. The Line matures on June 9, 2023, at which time all unpaid interest and principal is due and payable.

	June 30, 2022	December 31, 2021
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000

Total credit facility	$20,000	$20,000

Note 10. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	(Loss) Income	Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	—	—	—	—	2,036	2,036
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	39	—	—	39
Other comprehensive loss, net	—	—	—	(43,682)	—	(43,682)

Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950
Net income	—	—	—	—	2,541	2,541
Dividends paid ($0.24 per share)	—	—	—	—	(1,345)	(1,345)
Restricted stock granted	8,250	1	(1)	—	—	—
Stock compensation expense	—	—	39	—	—	39
Other comprehensive income, net	—	—	—	(38,259)	—	(38,259)

Balance, June 30, 2022	5,603,570	$1,121	$18,370	$(93,736)	$100,171	$25,926

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	(Loss) Income	Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Options exercised	—	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—
Stock compensation expense	—	—	42	—	—	42
Other comprehensive income, net	—	—	—	(13,668)	—	(13,668)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,530)	$96,714	$106,478
Net income	—	—	—	—	1,907	1,907
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Restricted stock forfeited	—	—	—	—	—	—
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	2,492	—	2,492

Balance, June 30, 2021	5,595,320	$1,120	$18,214	$(7,038)	$97,278	$109,574

Note 11. Fair Value of Financial Instruments
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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$3,989	$—	$3,989
Mortgage-backed securities	—	373,209	—	373,209
State, county and municipal	—	186,148	—	186,148
Other securities	450	—	—	450

Total	$450	$563,346	$—	$563,796

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available for sale
Obligations of U.S.
Government Agencies	$—	$4,700	$—	$4,700
Mortgage-backed securities	—	399,591	—	399,591
State, county and municipal	—	227,051	—	227,051
Other securities	493	—	—	493

Total	$493	$631,342	$—	$631,835

The Company recorded no gains or losses in earnings for the period ended June 30, 2022 or December 31, 2021 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
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
The Company did not have any assets measured at fair value on a nonrecurring basis during 2022 that were still held on the Company’s balance sheet at June 30, 2022.
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

Impaired loans, whose fair value was remeasured during the period, with a carrying value of
$-0-
and $112, had an allocated allowance for loan losses of
$-0-
and $3 at June 30, 2022 and December 31, 2021, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of
$-0-
and $836 was necessary and recorded during the three-month period ended June 30, 2022 and the year ended December 31, 2021, respectively.
The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2022	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$14,274	$14,274	$—	$—	$14,274
Interest bearing deposits with banks	27,008	27,008	—	—	27,008
Securities available-for-sale	563,796	450	563,346	—	563,796
Net LHFI	584,495	—	—	564,496	564,496
Financial liabilities
Deposits	$1,117,987	$918,987	$199,528	$—	$1,118,515
Securities sold under agreement to repurchase	124,162	124,162	—	—	124,162
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2021	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$10,673	$10,673	$—	$—	$10,673
Interest bearing deposits with banks	68,563	68,563	—	—	68,563
Securities available-for-sale	631,835	493	631,342	—	631,835
Net LHFI	567,334	—	—	554,351	554,351
Financial liabilities
Deposits	$1,111,892	$861,552	$230,590	$—	$1,092,142
Securities sold under agreement to repurchase	112,760	112,760	—	—	112,760
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
COVID-19
pandemic and its impact on the Company’s and its customers’ business, results of operations, asset quality and financial condition;

•	the impact of increasing inflation rates on the general economic, market or business conditions;

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
The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2022, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,298,752 and total deposits of $1,118,523. In addition to full service commercial banking, the Bank offers title insurance services through its affiliate, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601)
656-4692.
All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

LIQUIDITY
The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at June 30, 2022, was 19.11% and at December 31, 2021, was 39.71%. The decrease was due to a decrease in interest bearing cash and cash equivalents and a decline in the fair market value of investment securities coupled with increased pledging requirements to collateralize public deposit funds as of June 30, 2022. Management believes it maintains adequate liquidity for the Company’s current needs.
The Company’s primary source of liquidity is customer deposits, which were $1,117,987 at June 30, 2022, and $1,111,892 at December 31, 2021. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”) and federal funds lines with correspondent banks. The Company had $688,743 invested in available-for-sale
investment securities at June 30, 2022, and $647,557 at December 31, 2021. The increase in securities is the result of management deploying excess cash into higher yielding assets.
The Company also had $27,008 in interest bearing deposits at other banks at June 30, 2022 and $68,563 at December 31, 2021. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both June 30, 2022 and December 31, 2021. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At June 30, 2022, the Company had unused and available $197,280 of its line of credit with the FHLB and at December 31, 2021, the Company had unused and available $221,088 of its line of credit with the FHLB. The decrease in the amount available under the Company’s line of credit with the FHLB from the end of 2021 to June 30, 2022, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The secured line of credit with FHN was originated on June 9, 2021. At June 30, 2022, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of
$-0-
as of June 30, 2022 and December 31, 2021. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.
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

CAPITAL RESOURCES
Total shareholders’ equity was $25,926 at June 30, 2022, as compared to $105,900 at December 31, 2021. The decrease in shareholders’ equity was the result of the accumulated other comprehensive loss (“AOCL”) brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid. The AOCL is a result of an increase in the medium-term interest rates that has occurred since the purchase of securities. Management does not intend to sell any securities at an unrealized loss position. Additionally, as noted in the liquidity section the Company has sufficient liquidity options available if the need for short-term funds arises.
The Company paid aggregate cash dividends in the amount of $2,688, or $0.48 per share, during the six-month
period ended June 30, 2022 compared to $2,684, or $0.48 per share, for the same period in 2021.
Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2022, the Company and Bank meets all capital adequacy requirements to which it is subject and according to these requirements the Company and Bank is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Citizens Holding Company
Tier 1 leverage ratio	$106,237	7.72%	$68,846	5.00%	$55,077	4.00%
Common Equity tier 1 capital ratio	106,237	12.71%	89,500	6.50%	61,962	4.50%
Tier 1 risk-based capital ratio	106,237	12.71%	66,854	8.00%	50,140	6.00%
Total risk-based capital ratio	111,283	13.32%	83,567	10.00%	66,854	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$123,632	8.98%	$68,839	5.00%	$55,071	4.00%
Common Equity tier 1 capital ratio	123,632	8.98%	89,490	6.50%	61,955	4.50%
Tier 1 risk-based capital ratio	123,632	14.80%	66,828	8.00%	50,121	6.00%
Total risk-based capital ratio	128,679	15.40%	83,534	10.00%	66,828	8.00%
December 31, 2021
Citizens Holding Company
Tier 1 leverage ratio	$104,181	7.80%	$66,789	5.00%	$53,431	4.00%
Common Equity tier 1 capital ratio	104,181	13.16%	86,826	6.50%	60,110	4.50%
Tier 1 risk-based capital ratio	104,181	13.16%	63,322	8.00%	47,492	6.00%
Total risk-based capital ratio	108,694	13.73%	79,153	10.00%	63,322	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$121,421	9.09%	$66,776	5.00%	$53,421	4.00%
Common Equity tier 1 capital ratio	121,421	9.09%	86,808	6.50%	60,098	4.50%
Tier 1 risk-based capital ratio	121,421	15.34%	63,314	8.00%	47,486	6.00%
Total risk-based capital ratio	125,934	15.91%	79,143	10.00%	63,314	8.00%
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
Management believes that, as of June 30, 2022, the Company and the Bank met all capital adequacy requirements under Basel III.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income, including fees	$9,560	$9,816	$18,614	$18,895
Interest Expense	797	1,322	1,564	2,768

Net Interest Income	8,763	8,494	17,050	16,127
Provision for loan losses	56	232	149	319

Net Interest Income after
Provision for loan losses	8,707	8,262	16,901	15,808
Other Income	2,763	2,989	5,296	6,221
Other Expense	8,432	8,982	16,733	17,450

Income Before Provision For
Income Taxes	3,038	2,269	5,464	4,579
Provision for Income Taxes	497	362	887	775

Net Income	$2,541	$1,907	$4,577	$3,804

Net Income Per share - Basic	$0.45	$0.34	$0.82	$0.68

Net Income Per Share-Diluted	$0.45	$0.34	$0.82	$0.68

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.
Annualized return on average equity (“ROE”) was 15.97% for the three months ended June 30, 2022, and 7.04% for the corresponding period in 2021. Annualized ROE was 11.52% for the six months ended June 30, 2022, and 6.74% for the corresponding period in 2021. The increase in ROE for the three and six months ended June 30, 2022 compared to the same period in 2021 was a result of an increase in earnings compared to prior period coupled with a decline in equity due to the unrealized losses on investments in AOCL.
Book value per share decreased to $4.64 at June 30, 2022, compared to $18.95 at December 31, 2021. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity resulting from the AOCL caused by the increase in medium-term interest rates. Average assets for the six months ended June 30, 2022 were $1,343,566 compared to $1,412,082 for the year ended December 31, 2021. This decrease was due mainly to the Company reducing higher interest-bearing deposits throughout 2021 coupled with the increase in the unrealized loss on investment securities.

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
Net interest income was $8,763 and $17,050 for the three and six months ended June 30, 2022, respectively, as compared to $8,494 and $16,127 for the same respective time periods in 2021.
The annualized net interest margin was 2.78% for the three months ended June 30, 2022, compared to 2.57% for the corresponding period of 2021. Additionally, the annualized net interest margin was 2.74% for the six months ended June 30, 2022, compared to 2.45% for the corresponding period of 2021. The increase in net interest margin for both the three and six months ended June 30, 2022, when compared to the same period in 2021, was mainly due to management’s reallocation of the investment portfolio into higher yielding securities throughout 2021. In addition, management’s deposit repricing campaign and reduction of higher interest-bearing deposit balances throughout 2021 decreased the cost of funds to 33 basis point (“bps”) for both the three and six months ended June 30, 2022 compared to 50 and 52 bps for the three and six months ended June 30, 2021, respectively. The increase in interest on securities coupled with the decrease in the cost of funds offset the decline in interest income on loans which decreased for the three and six months ended June 30, 2020 by $1,288, or (16.19%), and $3,305, or (18.82%) when compared to the same periods in 2021.
With interest rates starting to increase due to quantitative tightening by the Federal Reserve Bank to combat inflationary pressure that is starting to affect the economic recovery, the Company expects interest rates will continue to increase in the coming year. As a result, the Company is in position to benefit from interest rate hikes due to the amount of assets set to reprice during the coming year, and due to the fact interest-bearing demand and savings deposits may not be immediately affected by changes in general interest rates.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2022	2021	2022	2021	2022	2021
Loans:
Loans, net of unearned (1)	$590,407	$640,851	$6,667	$7,955	4.52%	4.97%
Investment Securities
Taxable	474,366	525,828	1,901	1,063	1.60%	0.81%
Tax-exempt	214,330	166,230	1,229	1,107	2.29%	2.66%

Total Investment Securities	688,697	692,058	3,130	2,170	1.82%	1.25%
Federal Funds Sold and Other	22,634	41,464	37	10	0.65%	0.10%

Total Interest Earning Assets (1)(2)	1,301,738	1,374,373	9,834	10,135	3.02%	2.95%

Non-Earning Assets	32,786	93,712

Total Assets	$1,334,523	$1,468,085

Deposits:
Interest-bearing Demand Deposits (3)	$490,712	$534,839	$207	$415	0.17%	0.31%
Savings	134,774	116,412	33	30	0.10%	0.10%
Time	202,027	257,667	288	741	0.57%	1.15%

Total Deposits	827,513	908,918	528	1,186	0.26%	0.52%
Borrowed Funds
Short-term Borrowings	106,153	151,593	83	136	0.31%	0.36%
Long-term Borrowings	18,000	—	186	—	4.13%	—

Total Borrowed Funds	124,153	151,593	269	136	0.87%	0.36%

Total Interest-Bearing Liabilities (3)	951,665	1,060,511	797	1,322	0.33%	0.50%
Non-Interest Bearing Liabilities
Demand Deposits	305,677	295,877
Other Liabilities	13,533	3,433
Shareholders’ Equity	63,648	108,264

Total Liabilities and Shareholders’ Equity	$1,334,523	$1,468,085

Interest Rate Spread					2.69%	2.45%

Net Interest Margin			$9,037	$8,813	2.78%	2.57%

Less
Tax Equivalent Adjustment			274	319

Net Interest Income			$8,763	$8,494

	Six Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2022	2021	2022	2021	2022	2021
Loans:
Loans, net of unearned (1)	$584,301	$646,784	$13,093	$16,128	4.48%	4.99%
Investment Securities
Taxable	468,287	535,820	3,598	1,325	1.54%	0.49%
Tax-exempt	212,632	147,525	2,412	2,006	2.27%	2.72%

Total Investment Securities	680,919	683,345	6,010	3,331	1.77%	0.97%
Federal Funds Sold and Other	27,684	46,308	50	25	0.36%	0.11%

Total Interest Earning Assets (1)(2)	1,292,904	1,376,437	19,153	19,484	2.96%	2.83%

Non-Earning Assets	50,662	102,878

Total Assets	$1,343,566	$1,479,315

Deposits:
Interest-bearing Demand Deposits (3)	$484,017	$524,038	$395	$933	0.16%	0.36%
Savings	132,248	111,888	64	57	0.10%	0.10%
Time	210,857	250,305	625	1,462	0.59%	1.17%

Total Deposits	827,122	886,231	1,084	2,452	0.26%	0.55%
Borrowed Funds
Short-term Borrowings	102,706	182,052	143	316	0.28%	0.35%
Long-term Borrowings	18,000	—	337	—	3.74%	—

Total Borrowed Funds	120,706	182,052	480	316	0.80%	0.35%

Total Interest-Bearing Liabilities (3)	947,828	1,068,283	1,564	2,768	0.33%	0.52%
Non-Interest Bearing Liabilities
Demand Deposits	303,067	282,538
Other Liabilities	13,204	15,582
Shareholders’ Equity	79,467	112,912

Total Liabilities and Shareholders’ Equity	$1,343,566	$1,479,315

Interest Rate Spread					2.63%	2.31%

Net Interest Margin			$17,589	$16,716	2.74%	2.45%

Less
Tax Equivalent Adjustment			539	589

Net Interest Income			$17,050	$16,127

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.

(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.
The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt
loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three and six months ended June 30, 2022, management’s disciplined deposit pricing coupled with increasing interest rates and corresponding yields on both new loans originated and securities purchased were the largest contributing factors to the increase in net interest income over these periods. Management believes by continuing its disciplined deposit pricing and continued focus on loan growth, and continuing to reallocate excess funds into higher yielding securities as the Federal Reserve continues interest rate hikes will increase the net interest margin.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2022 compared to the same respective period in 2021:
TABLE 2 - VOLUME/RATE ANALYSIS

	(in thousands) Three Months Ended June 30, 2022 2022 Change from 2021
	Volume	Rate	Total
INTEREST INCOME
Loans	$(626)	(662)	$(1,288)
Taxable Securities	(104)	942	838
Non-Taxable Securities	320	(198)	122
Federal Funds Sold and Other	(5)	32	27

TOTAL INTEREST INCOME	$(414)	$113	$(301)

INTEREST EXPENSE
Interest-bearing demand deposits	$(34)	(174)	(208)
Savings Deposits	5	(2)	3
Time Deposits	(160)	(293)	(453)
Short-term borrowings	(41)	(12)	(53)
Long-term borrowings	—	186	186

TOTAL INTEREST EXPENSE	$(230)	$(295)	(525)

NET INTEREST INCOME	$(184)	$408	$224

	Six Months Ended June 30, 2022 2022 Change from 2021
	Volume	Rate	Total
INTEREST INCOME
Loans	$(1,558)	(1,477)	$(3,035)
Taxable Securities	(167)	2,440	2,273
Non-Taxable Securities	885	(479)	406
Federal Funds Sold and Other	(10)	35	25

TOTAL INTEREST INCOME	$(850)	$519	$(331)

INTEREST EXPENSE
Interest-bearing demand deposits	$(71)	(467)	(538)
Savings Deposits	10	(3)	7
Time Deposits	(230)	(607)	(837)
Short-term borrowings	(138)	(35)	(173)
Long-term borrowings	—	337	337

TOTAL INTEREST EXPENSE	$(429)	$(775)	(1,204)

NET INTEREST INCOME	$(421)	$1,294	$873

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
The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended June 30, 2022	Year Ended December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$589,541	$571,847	$17,694	3.09%
Allowance for Loan Losses	5,046	4,513	533	11.81%
Nonaccrual Loans	3,580	3,826	(246)	(6.43%)
Ratios:
Allowance for loan losses to gross loans	0.86%	0.79%
Net loans (recovered) charged off to allowance for loan losses	(7.61%)	20.56%
The provision for loan losses for the three months ended June 30, 2022 was $56. The provision was primarily driven by loan growth during the quarter coupled with qualitative factor adjustments due to inflationary risk concerns to both the local and national economy. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. The allowance for loan losses to LHFI was 0.86% and 0.69% at June 30, 2022 and 2021, respectively, and 0.79% at December 31, 2021 representing a level management considers commensurate with the present risk in the loan portfolio.
For the three months ended June 30, 2022, net loan losses recovered to the allowance for loan losses totaled $214, an increase of $867 in net recoveries from the $653 charged off in the same period in 2021. For the six months ended June 30, 2022, net loan losses recovered to the allowance for loan losses totaled $384, an increase of $1,087 in net recoveries from the $703 charged off in the same period in 2021. The increase in net recoveries was primarily due to one significant charged off credit that occurred in the fourth quarter of 2021 and has since paid a total of $327 during the six-month
period ended June 30, 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the six months ended June 30, 2022 that have not been charged off or specifically reserved for in the allowance. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.
OTHER INCOME
Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2022 was $2,763, a decrease of $226, or (7.56%), from $2,989 in the same period in 2021. Service charges on deposit accounts were $967 in the three months ended June 30, 2022, compared to $768 for the same period in 2021. As inflationary pressures continue throughout both the national and local economy, spending and overdraft income have continued to trend upward. Included in the service charges on deposit accounts line item for the three months ended June 30, 2022, overdraft income increased by $197, or 39.46% from the same period in 2021. Interchange fees which are included in the other service charges and fees line item on the income statement decreased slightly by decreasing by $9, or (0.97%), to $972 for the three months ended June 30, 2022, compared to $981 for the same period in 2021. Other operating income not derived from service charges or fees decreased $45, or (4.75%) to $702 in the three months ended June 30, 2022, compared to $737 for the same period in 2021. This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the three months ended June 30, 2022 by $113, or (34.98%), to $210 compared to $323 for the same period in 2021.
Other income for the six months ended June 30, 2022 was $5,296, a decrease of $925, or (14.87%), from $6,221 in the same period in 2021. Service charges on deposit accounts were $1,912 in the six months ended June 30, 2022, compared to $1,582 for the same period in 2021. The increase in service charges on deposit accounts year-over-year is primarily due to overdraft income increasing by $321, or 30.63% compared to the same period in 2021. Other service charges and fees were $2,119 for the six months ended June 30, 2022 slightly up from the same period in 2021 due to interchange fees increasing modestly by $23, or 1.24% and other miscellaneous service charges increasing by $31, or 18.97%. Other operating income not derived from service charges or fees decreased $389, or (23.52%) to $1,265 in the six months ended June 30, 2022, compared to $1,654 for the same period in 2021. This decrease, as stated earlier, was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the six months ended June 30, 2022 by $304, or (42.34%), to $414 compared to $718 for the same period in 2021.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other operating income	2022	2021	2022	2021
BOLI Income	$120	$306	$241	$436
Mortgage Loan Origination Income	210	323	414	718
Gain on sale of OREO	16	—	81	323
Other Income	356	108	529	177

Total Other Income	$702	$737	$1,265	$1,654

OTHER EXPENSES
Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest
expenses for the three months ended June 30, 2022 and 2021 were $8,432 and $8,982, respectively, a decrease of $550, or (6.12%). Salaries and benefits decreased $173, or (3.77%), to $4,412 for the three months ended June 30, 2022 when compared to the same period in 2021. Occupancy expense decreased by $80, or (4.47%), to $1,711 for the three months ended June 30, 2022, compared to $1,791 for the same period of 2021. For the three months ended June 30, 2022, other expense decreased $297, or (11.40%) to $2,309 compared to $2,606 for the same period in 2021.
Aggregate
non-interest
expenses for the six months ended June 30, 2022 and 2021 were $16,733 and $17,450, respectively, a decrease of $717 or (4.11%). Salaries and benefits decreased $302, or (3.30%), to $8,851 for the six months ended June 30, 2022, when compared to the same period in 2021. Occupancy expense decreased by $122, or (3.38%), to $3,486 for the six months ended June 30, 2022, compared to $3,608 for the same period of 2021. Other operating expenses decreased by $293, or (6.25%), to $4,396 for the six months ended June 30, 2022, compared to $4,689 for the same period of 2021. Overall, other expenses have decreased for both the three and six months ended June 30, 2022 compared to the same periods in 2021 as a result of management’s focus on expense management that started in 2020 due to the uncertainty stemming from the pandemic.

The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other Expense	2022	2021	2022	2021
Advertising	$172	$162	$303	$303
Office Supplies	250	235	459	484
Professional Fees	223	217	442	454
Technology expense	109	141	225	296
Postage and Freight	168	161	306	330
Loan Collection Expense	13	16	20	70
Regulatory and related expense	208	237	412	472
Debit Card/ATM expense	202	192	390	360
Write down on OREO	—	375	42	390
Travel and Convention	63	32	115	58
Other expenses	901	838	1,682	1,472

Total Other Expense	$2,309	$2,606	$4,396	$4,689

The Company’s efficiency ratio for the three months ended June 30, 2022 was 71.83%, compared to 77.61% for the same period in 2021. The Company’s efficiency ratio for the six months ended June 30, 2022 was 73.51%, compared to 76.80% for the same period in 2021. The efficiency ratio is the ratio of non-interest
expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest
income.

BALANCE SHEET ANALYSIS

	June 30, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and due from banks	$14,274	$10,673	$3,601	33.74%
Interest bearing deposits with other banks	27,008	68,563	(41,555)	(60.61%)
Investment securities	563,796	631,835	(68,039)	(10.77%)
Net LHFI	584,495	567,334	17,161	3.02%
Premises and equipment	26,444	26,661	(217)	(0.81%)
Total assets	1,299,081	1,361,309	(62,228)	(4.57%)
Total deposits	1,117,987	1,111,892	6,095	0.55%
Total shareholders’ equity	25,926	105,900	(79,974)	(75.52%)
CASH AND CASH EQUIVALENTS
Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2022 was $14,274, which was an increase of $3,601 from the balance of $10,673 at December 31, 2021. Interest bearing deposits with other banks decreased by $41,555, or (60.61%), to $27,008 at June 30, 2022 compared to $68,563 at December 31, 2021.
INVESTMENT SECURITIES
The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Due to recent increases in the medium-term interest rates, the fair value of the Company’s investment securities on the balance sheet represents a decrease in investment securities as of June 30, 2022 when compared to the balance of investment securities at December 31, 2021. The impact of the related unrealized losses net of the tax benefit was $81,941 as presented on the consolidated statements of comprehensive loss. However, as disclosed in Note 6 of the Notes to the Consolidated Financial Statements, the Company’s investments securities portfolio at June 30, 2022 increased by $41,186, or 6.36%, to $688,743 from $647,557 at December 31, 2021 when comparing the amortized cost of the Company’s investments securities. The increase is a result of the Company deploying excess cash into higher yielding investment securities.
LOANS
The Company’s gross loan balance increased by $17,694, or 3.09%, during the six months ended June 30, 2022, to $589,541 from $571,847 at December 31, 2021. Excluding PPP loans with a total balance of $1,356 at June 30, 2022 and $5,789 at December 31, 2021, total loans increased $22,127, or 3.91%, compared to $566,058 at December 31, 2021. The year-to-date
growth primarily reflects increases in construction and development, commercial real estate, and consumer loans. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS
The following table shows the balance and percentage change in the various deposits:

	June 30, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$304,640	$302,707	$1,933	0.64%
Interest-Bearing Deposits	478,844	451,809	27,035	5.98%
Savings Deposits	135,503	127,217	8,286	6.51%
Certificates of Deposit	199,000	230,159	(31,159)	(13.54%)

Total deposits	$1,117,987	$1,111,892	$6,095	0.55%

All deposit accounts except for certificates of deposits increased during the six months ended June 30, 2022. The modest increase in deposit accounts is primarily due to excess liquidity in the financial markets coupled with increased inflationary pressures causing increased precautionary saving by households and businesses. The decrease in certificates of deposit accounts is a result of management strategically reducing higher interest-bearing accounts to help improve both interest margin and the Bank’s capital ratios. Additionally, some customers have moved from renewing their time deposits to keeping their funds in transactional accounts due to low time deposits rates and inflationary pressures. As the Federal Reserve continues interest rate hikes management expects time deposit rates to increase modestly to stay competitive within the Company’s markets. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.
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
The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	-6.6%	0.6%	-3.7%	6.6%
+300 basis points	-4.3%	1.0%	-1.3%	6.9%
+200 basis points	-2.1%	1.4%	-0.1%	5.8%
+100 basis points	-0.5%	1.3%	-0.8%	2.6%
Flat rates	—	—	—	—
-100 basis points	-4.2%	-7.4%	-5.5%	-7.7%
-200 basis points	-8.2%	-14.8%	-10.9%	-13.6%

The following table presents the change in our economic value of equity as of June 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2022	December 31, 2021
+400 basis points	-24.7%	-20.4%
+300 basis points	-19.2%	-13.8%
+200 basis points	-13.1%	-7.8%
+100 basis points	-6.6%	-3.1%
Flat rates	—	—
-100 basis points	1.1%	-13.0%
-200 basis points	-3.7%	-33.1%
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
The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Quarterly Report).
There were no changes to the Company’s internal control over financial reporting that occurred in the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATE: August 5, 2022