Form 10-Q
period 2022-09-30
CITIZENS HOLDING CO /MS/
filed 2022-11-04
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2022:

Title	Outstanding
Common Stock, $0.20 par value	5,603,570

CITIZENS HOLDING COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,256	$10,673
Interest bearing deposits with other banks	22,532	68,563

Cash and cash equivalents	35,788	79,236
Investment securities held-to-maturity, at amortized cost	411,859	—
Investment securities available-for-sale, at fair value	198,547	631,835
Loans held for investment (LHFI), net of unearned income	578,665	571,847
Less allowance for loan losses, LHFI	5,068	4,513

Net LHFI	573,597	567,334
Premises and equipment, net	27,802	26,661
Other real estate owned, net	1,328	2,475
Accrued interest receivable	4,281	4,171
Cash surrender value of life insurance	25,544	25,679
Deferred tax assets, net	31,492	6,279
Identifiable intangible assets, net	13,468	13,551
Other assets	4,772	4,088

TOTAL ASSETS	$1,328,478	$1,361,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$308,538	$302,707
Interest bearing deposits	826,398	809,185

Total deposits	1,134,936	1,111,892
Securities sold under agreement to repurchase	129,919	112,760
Borrowings on secured line of credit	18,000	18,000
Accrued interest payable	503	328
Deferred compensation payable	9,791	9,543
Other liabilities	2,692	2,886

Total liabilities	1,295,841	1,255,409
SHAREHOLDERS’ EQUITY
Common stock, $0.20 par value, 22,500,000 shares authorized, Issued and outstanding: 5,603,570 shares - September 30, 2022; 5,595,320 shares - December 31, 2021	1,121	1,120
Additional paid-in capital	18,409	18,293
Accumulated other comprehensive loss, net of tax benefit of $29,355 at September 30, 2022 and $3,921 at December 31, 2021	(88,299)	(11,795)
Retained earnings	101,406	98,282

Total shareholders’ equity	32,637	105,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,328,478	$1,361,309

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$6,855	$7,666	$19,891	$23,714
Interest on securities
Taxable	2,130	1,433	5,728	2,950
Nontaxable	1,057	642	2,987	1,947
Other interest	80	21	130	46

Total interest income	10,122	9,762	28,736	28,657
INTEREST EXPENSE
Deposits	496	951	1,580	3,403
Other borrowed funds	577	209	1,057	525

Total interest expense	1,073	1,160	2,637	3,928

NET INTEREST INCOME	9,049	8,602	26,099	24,729
(REVERSAL OF) PROVISION FOR LOAN LOSSES	(53)	968	96	1,287

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,102	7,634	26,003	23,442
OTHER INCOME
Service charges on deposit accounts	1,019	952	2,931	2,534
Other service charges and fees	1,111	1,135	3,230	3,201
Net gains on sales of securities	—	459	—	1,378
Other operating income	747	748	2,012	2,402

Total other income	2,877	3,294	8,173	9,515

OTHER EXPENSES
Salaries and employee benefits	4,506	4,716	13,357	13,869
Occupancy expense	1,968	1,740	5,454	5,348
Other expense	2,462	2,285	6,858	6,974

Total other expenses	8,936	8,741	25,669	26,191

INCOME BEFORE PROVISION FOR INCOME TAXES	3,043	2,187	8,507	6,766
PROVISION FOR INCOME TAXES	463	307	1,350	1,082

NET INCOME	$2,580	$1,880	$7,157	$5,684

NET INCOME PER SHARE -Basic	$0.46	$0.34	$1.28	$1.02

-Diluted	$0.46	$0.34	$1.28	$1.02

DIVIDENDS PAID PER SHARE	$0.24	$0.24	$0.72	$0.72

CITIZENS HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net income	$2,580	$1,880	$7,157	$5,684
Other comprehensive income (loss)
Securities available-for-sale
Unrealized holding gains (losses) during the period	6,805	(4,149)	(102,377)	(19,959)
Income tax effect	(1,698)	1,036	25,543	4,980

Net unrealized gains (losses)	5,107	(3,113)	(76,834)	(14,979)
Amortization of net unrealized losses transferred during the period	439	—	439	—
Income tax effect	(109)	—	(109)	—

Net unrealized losses	330	—	330	—
Reclassification adjustment for gains included in net income	—	459	—	1,378
Income tax effect	—	(115)	—	(344)

Net gains included in net income	—	344	—	1,034
Total other comprehensive income (loss)	5,437	(2,769)	(76,504)	(13,945)

Comprehensive income (loss)	$8,017	$(889)	$(69,347)	$(8,261)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$10,864	$14,910
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, paydowns and calls of securities available-for-sale	36,692	132,774
Proceeds from maturities, paydowns and calls of securities held-to-maturity	2,332	—
Proceeds from sale of investment securities	—	500,685
Purchases of investment securities	(122,120)	(551,765)
Purchases of bank premises and equipment	(2,211)	(2,232)
Net change in FHLB stock	(784)	503
Proceeds from sales of bank premises and equipment	—	492
Proceeds from sale of other real estate owned	1,155	3,263
Proceeds from death benefit of bank-owned life insurance	813	1,162
Net change in loans	(6,359)	37,276

Net cash (used in) provided by investing activities	(90,482)	122,158
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	23,044	18,789
Net change in securities sold under agreement to repurchase	17,159	(93,211)
Proceeds from borrowings on secured line of credit	—	18,000
Payment of FHLB advances	—	(25,000)
Payment of dividends	(4,033)	(4,027)

Net cash provided by (used in) financing activities	36,170	(85,449)

Net (decrease) increase in cash and cash equivalents	(43,448)	51,619
Cash and cash equivalents, beginning of period	79,236	42,308

Cash and cash equivalents, end of period	$35,788	$93,927

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2022
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
Basis of Presentation
These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.
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
ASU
2016-13
makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (“CECL”) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU
2016-13
amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU
2016-13
are currently effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. However, in October 2019, the FASB approved deferral of the effective date for ASU
2016-13
for certain companies. The new effective date for the Company is January 1, 2023. ASU
2016-13
permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. ASU
2016-13
lists several common credit loss methods that are acceptable such as a discounted cash flow method, loss-rate method and probability of default/loss given default (PD/LGD) method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a discounted cash flow method or a loss-rate method to estimate expected credit losses. The Company expects ASU
2016-13
to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.
Note 2. Commitments and Contingent Liabilities
(in thousands)
In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2022, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $78,535 compared to an aggregate unused balance of $112,292 at December 31, 2021. There were $5,432 of letters of credit outstanding at September 30, 2022 and $4,432 at December 31, 2021. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	5,595,320	5,587,070	5,591,771	5,583,491
Dilutive effect of granted options	—	—	—	244
Diluted weighted average shares outstanding	5,595,320	5,587,070	5,591,771	5,583,735
Net income	$2,580	$1,880	$7,157	$5,684
Net income per share-basic	$0.46	$0.34	$1.28	$1.02
Net income per share-diluted	$0.46	$0.34	$1.28	$1.02
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
The following table is a summary of the stock option activity for the nine months ended September 30, 2022:

	Directors’ Plan		2013 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	9,000	$18.76	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,000)	18.76	—	—

Outstanding at September 30, 2022	—	$—	—	$—

The remaining outstanding options under the Directors’ Plan expired on April 25, 2022. No options were outstanding under the 2013 Plan as of September 30, 2022.
During 2022, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year
period ending April 27, 2023 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $157 and is expensed ratably over the one-year
vesting period.

Note 5. Income Taxes
(in thousands)
For the three months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $
463
and $
307
, respectively. The effective tax rate was
15.22
% and
14.04
% for the three months ending September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $1,350 and $1,082, respectively. The effective tax rate was 15.87% and 15.99% for the nine months ending September 30, 2022 and 2021, respectively.
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

		Gross	Gross
September 30, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$109,734	$—	$11,314	$98,420
State, County, Municipals	135,147	2	35,461	99,688
Other securities	500	$—	$61	$439

Total	$245,381	$2	$46,836	$198,547

		Gross	Gross
December 31, 2021	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Obligations of U.S.
Government agencies	$4,969	$—	$269	$4,700
Mortgage backed securities	411,729	42	12,180	399,591
State, County, Municipals	230,359	700	4,008	227,051
Other securities	500	—	7	493

Total	$647,557	$742	$16,464	$631,835

The amortized cost and estimated fair value of securities
held-to-maturity
and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
September 30, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$3,986	$—	$351	$3,635
Mortgage backed securities	315,055	—	27,947	287,108
State, County, Municipals	92,818	—	10,828	81,990

Total	$411,859	$—	$39,126	$372,733

During the third quarter of 2022, the Company reclassified $413,921 of securities available-for-sale
to securities
held-to-maturity.
At the date of this transfer, the net unrealized holding loss on the transferred securities totaled approximately $71,319 ($53,525 net of tax).
The securities were transferred at fair value, which became the cost basis for the securities held-to-maturity.
The net unrealized holding loss is amortized over the remaining life of the securities in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At September 30, 2022, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $70,880 ($53,195, net of tax) compared to
$-0-
at December 31, 2021.
At September 30, 2022 and December 31, 2021, securities with a carrying value of $515,029 and $371,190, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.
The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2022 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$222	$220	$—	$—
Due after one year through five years	3,150	3,018	—	—
Due after five years through ten years	4,927	4,360	—	—
Due after ten years	127,348	92,529	96,804	85,625
Residential mortgage backed securities	96,910	85,914	253,051	229,505
Commercial mortgage backed securities	12,824	12,506	62,004	57,603

Total	$245,381	$198,547	$411,859	$372,733

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale
and
held-to-maturity
investments, aggregated by investment category and length of time that individual investments were in a continuous loss position at September 30, 2022 and December 31, 2021. There were no held-to-maturity
securities at December 31, 2021.
A summary of unrealized loss information for securities
available-for-sale
and
held-to-maturity,
categorized by security type follows:

September 30, 2022
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Mortgage backed securities	$72,062	$4,596	$26,358	$6,718	$98,420	$11,314
State, County, Municipal	58,858	17,787	39,300	17,674	98,158	35,461

Total	$130,920	$22,383	$65,658	$24,392	$196,578	$46,775

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$—	$—	$3,635	$351	$3,635	$351
Mortgage backed securities	47,295	4,688	239,815	23,259	287,110	27,947
State, County, Municipal	59,325	8,193	22,665	2,635	81,990	10,828

Total	$106,620	$12,881	$266,115	$26,245	$372,735	$39,126

December 31, 2021
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government agencies	$4,700	$269	$—	$—	$4,700	$269
Mortgage backed securities	376,644	11,535	19,986	645	396,630	12,180
State, County, Municipal	175,520	3,997	119	11	175,639	4,008

Total	$556,864	$15,801	$20,105	$656	$576,969	$16,457

The Company’s unrealized losses on its obligations of United States government agencies, mortgage-backed securities, other securities and state, county and municipal bonds are the result of an upward trend in interest rates since purchase, mainly in the mid-term
sector. None of the unrealized losses disclosed in the previous table are related to credit deterioration. The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. The Company has determined that none of the securities were other-than-temporarily impaired at September 30, 2022 nor at December 31, 2021.

Note 7. Loans held for investment
(in thousands, except number of loans)
The composition of net loans at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Real Estate:
Land Development and Construction	$96,143	$71,898
Farmland	12,012	13,114
1-4 Family Mortgages	92,111	98,525
Commercial Real Estate	274,300	281,239

Total Real Estate Loans	474,566	464,776
Business Loans:
Commercial and Industrial Loans (1)	88,012	92,501
Farm Production and Other Farm Loans	523	621

Total Business Loans	88,535	93,122
Consumer Loans:
Credit Cards	2,531	1,963
Other Consumer Loans	13,033	11,986

Total Consumer Loans	15,564	13,949

Total Gross Loans	578,665	571,847
Allowance for Loan Losses	(5,068)	(4,513)

Loans, net	$573,597	$567,334

(1)	Includes PPP loans of $274 and $5,789 as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022	December 31, 2021
Real Estate:
Land Development and Construction	$—	$171
Farmland	97	118
1-4 Family Mortgages	1,726	1,891
Commercial Real Estate	968	1,249

Total Real Estate Loans	2,791	3,429
Business Loans:
Commercial and Industrial Loans	270	386
Farm Production and Other Farm Loans	—	3

Total Business Loans	270	389
Consumer Loans:
Other Consumer Loans	26	8

Total Consumer Loans	26	8

Total Nonaccrual Loans	$3,087	$3,826

An aging analysis of past due loans, segregated by class, as of September 30, 2022, was as follows:

						Accruing
	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$392	$—	$392	$95,751	$96,143	$—
Farmland	170	—	170	11,842	12,012	—
1-4 Family Mortgages	1,397	210	1,607	90,504	92,111	—
Commercial Real Estate	347	574	921	273,379	274,300	—

Total Real Estate Loans	2,306	784	3,090	471,476	474,566	—
Business Loans:
Commercial and Industrial Loans	190	266	456	87,556	88,012	—
Farm Production and Other Farm Loans	5	—	5	518	523	—

Total Business Loans	195	266	461	88,074	88,535	—
Consumer Loans:
Credit Cards	61	14	75	2,456	2,531	14
Other Consumer Loans	142	23	165	12,868	13,033	—

Total Consumer Loans	203	37	240	15,324	15,564	14

Total Loans	$2,704	$1,087	$3,791	$574,874	$578,665	$14

An aging analysis of past due loans, segregated by class, as of December 31, 2021 was as follows:

	Loans 30-89 Days Past Due	Loans 90 or more Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Real Estate:
Land Development and Construction	$6	$—	$6	$71,892	$71,898	$—
Farmland	130	33	163	12,951	13,114	—
1-4 Family Mortgages	1,678	292	1,970	96,555	98,525	140
Commercial Real Estate	157	570	727	280,512	281,239	—

Total Real Estate Loans	1,971	895	2,866	461,910	464,776	140
Business Loans:
Commercial and Industrial Loans	205	376	581	91,920	92,501	—
Farm Production and Other Farm Loans	3	—	3	618	621	—

Total Business Loans	208	376	584	92,538	93,122	—
Consumer Loans:
Credit Cards	35	12	47	1,916	1,963	12
Other Consumer Loans	76	2	78	11,908	11,986	2

Total Consumer Loans	111	14	125	13,824	13,949	14

Total Loans	$2,290	$1,285	$3,575	$568,272	$571,847	$154

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
charged-off
when deemed uncollectible.

Impaired loans as of September 30, 2022, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$—	$—	$—	$—	$—	$86
Farmland	30	30	—	30	—	32
1-4 Family Mortgages	343	343	—	343	—	555
Commercial Real Estate	1,075	913	—	913	—	1,022

Total Real Estate Loans	1,448	1,286	—	1,286	—	$1,695
Business Loans:
Commercial and Industrial Loans	304	196	—	196	—	$214

Total Business Loans	304	196	—	196	—	$214

Total Loans	$1,752	$1,482	$—	$1,482	$—	$1,909

Impaired loans as of December 31, 2021, segregated by class, were as follows:

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Real Estate:
Land Development and Construction	$171	$171	$—	$171	$—	$240
Farmland	33	33	—	33	—	72
1-4 Family Mortgages	767	767	—	767	—	892
Commercial Real Estate	1,294	1,019	112	1,131	3	3,479

Total Real Estate Loans	2,265	1,990	112	2,102	3	$4,683
Business Loans:
Commercial and Industrial Loans	304	72	160	232	36	$323

Total Business Loans	304	72	160	232	36	$323

Total Loans	$2,569	$2,062	$272	$2,334	$39	$5,006

The Company did not have any new troubled debt restructurings as of September 30, 2022 or December 31, 2021.
Changes in the Company’s troubled debt restructurings are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	3	$2,113
Reductions due to:
Principal paydowns		(112)
Reclassification to OREO	2	(1,788)

Totals at December 31, 2021	1	$213
Reductions due to:
Principal paydowns		(73)

Total at September 30, 2022	1	$140

The allocated allowance for loan losses attributable to restructured loans was
$-0-
at September 30, 2022 and December 31, 2021. The Company had no commitments to lend additional funds on this troubled debt restructuring as of September 30, 2022.

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
These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2022.
The following table details the amount of gross loans, segregated by loan grade and class, as of September 30, 2022:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$94,219	$1,620	$304	$—	$—	$96,143
Farmland	11,394	275	343	—	—	12,012
1-4 Family Mortgages	85,672	1,975	4,464	—	—	92,111
Commercial Real Estate	234,368	5,746	34,186	—	—	274,300

Total Real Estate Loans	425,653	9,616	39,297	—	—	474,566
Business Loans:
Commercial and Industrial Loans	86,664	751	597	—	—	88,012
Farm Production and Other Farm Loans	518	—	5	—	—	523

Total Business Loans	87,182	751	602	—	—	88,535
Consumer Loans:
Credit Cards	2,456	—	75	—	—	2,531
Other Consumer Loans	12,965	10	58	—	—	13,033

Total Consumer Loans	15,421	10	133	—	—	15,564

Total Loans	$528,256	$10,377	$40,032	$—	$—	$578,665

The following table details the amount of gross loans segregated by loan grade and class, as of December 31, 2021:

	Satisfactory 1,2,3,4	Special Mention 5,6	Substandard 7	Doubtful 8	Loss 9	Total Loans
Real Estate:
Land Development and Construction	$69,758	$1,547	$593	$—	$—	$71,898
Farmland	12,365	297	452	—	—	13,114
1-4 Family Mortgages	89,120	3,590	5,815	—	—	98,525
Commercial Real Estate	238,561	8,055	34,623	—	—	281,239

Total Real Estate Loans	409,804	13,489	41,483	—	—	464,776
Business Loans:
Commercial and Industrial Loans	85,138	1,483	5,877	—	3	92,501
Farm Production and Other Farm Loans	606	—	12	—	3	621

Total Business Loans	85,744	1,483	5,889	—	6	93,122
Consumer Loans:
Credit Cards	1,916	—	47	—	—	1,963
Other Consumer Loans	11,903	20	58	3	2	11,986

Total Consumer Loans	13,819	20	105	3	2	13,949

Total Loans	$509,367	$14,992	$47,477	$3	$8	$571,847

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
The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2022:

September 30, 2022	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
Provision for (reversal of) loan losses	231	38	(173)	96
Chargeoffs	7	61	57	125
Recoveries	133	26	425	584

Net (recoveries) chargeoffs	(126)	35	(368)	(459)

Ending Balance	$3,979	$648	$441	$5,068

Period end allowance allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	3,979	648	441	5,068

Ending Balance, September 30, 2022	$3,979	$648	$441	$5,068

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2021:

September 30, 2021	Real Estate	Business Loans	Consumer	Total
Beginning Balance, January 1, 2021	$3,885	$611	$239	$4,735
Provision for loan losses	21	155	1,111	1,287
Chargeoffs	685	179	30	894
Recoveries	168	15	7	190

Net chargeoffs (recoveries)	517	164	23	704

Ending Balance	$3,389	$602	$1,327	$5,318

Period end allowance allocated to:
Loans individually evaluated for impairment	$6	$36	$1,200	$1,242
Loans collectively evaluated for impairment	3,383	566	127	4,076

Ending Balance, September 30, 2021	$3,389	$602	$1,327	$5,318

The Company’s recorded investment in loans as of September 30, 2022 and December 31, 2021 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

September 30, 2022	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$1,286	$196	$—	$1,482
Loans collectively evaluated for general impairment	473,280	88,339	15,564	577,183

	$474,566	$88,535	$15,564	$578,665

December 31, 2021	Real Estate	Business Loans	Consumer	Total
Loans individually evaluated for specific impairment	$2,102	$232	$—	$2,334
Loans collectively evaluated for general impairment	462,674	92,890	13,949	569,513

	$464,776	$93,122	$13,949	$571,847

Note 9. Secured Line of Credit
(in thousands)
On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. As of September 30, 2022, the interest rate was 5.50%. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line. The Line is fully secured by the common stock of the Bank. The Line matures on June 9, 2023, at which time all unpaid interest and principal is due and payable.

	September 30, 2022	December 31, 2021
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000

Total credit facility	$20,000	$20,000

Note 10. Shareholders’ Equity
(in thousands, except share data)
The following summarizes the activity in the capital structure of the Company:

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	—	—	—	—	2,036	2,036
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Stock compensation expense	—	—	39	—	—	39
Other comprehensive loss, net	—	—	—	(43,682)	—	(43,682)

Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950
Net income	—	—	—	—	2,541	2,541
Dividends paid ($0.24 per share)	—	—	—	—	(1,345)	(1,345)
Restricted stock granted	8,250	1	(1)	—	—	—
Stock compensation expense	—	—	39	—	—	39
Other comprehensive loss, net	—	—	—	(38,259)	—	(38,259)

Balance, June 30, 2022	5,603,570	$1,121	$18,370	$(93,736)	$100,171	$25,926
Net income	—	—	—	—	2,580	2,580
Dividends paid ($0.24 per share)	—	—	—	—	(1,345)	(1,345)
Stock compensation expense	—	—	39	—	—	39
Other comprehensive income, net	—	—	—	5,437	—	5,437

Balance, September 30, 2022	5,603,570	$1,121	$18,409	$(88,299)	$101,406	$32,637

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, January 1, 2021	5,587,070	$1,118	$18,134	$4,138	$96,158	$119,548
Net income	—	—	—	—	1,897	1,897
Dividends paid ($0.24 per share)	—	—	—	—	(1,341)	(1,341)
Stock compensation expense	—	—	42	—	—	42
Other comprehensive loss, net	—	—	—	(13,668)	—	(13,668)

Balance, March 31, 2021	5,587,070	$1,118	$18,176	$(9,530)	$96,714	$106,478
Net income	—	—	—	—	1,907	1,907
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Restricted stock granted	8,250	2	(2)	—	—	—
Stock compensation expense	—	—	40	—	—	40
Other comprehensive income, net	—	—	—	2,492	—	2,492

Balance, June 30, 2021	5,595,320	$1,120	$18,214	$(7,038)	$97,278	$109,574
Net income	—	—	—	—	1,880	1,880
Dividends paid ($0.24 per share)	—	—	—	—	(1,343)	(1,343)
Stock compensation expense	—	—	40	—	—	40
Other comprehensive loss, net	—	—	—	(2,769)	—	(2,769)

Balance, September 30, 2021	5,595,320	$1,120	$18,254	$(9,807)	$97,815	$107,382

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale
Mortgage-backed securities	$—	$98,420	$—	$98,420
State, county and municipal	—	99,688	—	99,688
Other securities	439	—	—	439

Total	$439	$198,108	$—	$198,547

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale
Obligations of U.S. Government Agencies	$—	$4,700	$—	$4,700
Mortgage-backed securities	—	399,591	—	399,591
State, county and municipal	—	227,051	—	227,051
Other securities	493	—	—	493

Total	$493	$631,342	$—	$631,835

The Company recorded no gains or losses in earnings for the period ended September 30, 2022 or December 31, 2021 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
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
The Company did not have any assets measured at fair value on a nonrecurring basis during 2022 that were still held on the Company’s balance sheet at September 30, 2022.
For assets measured at fair value on a nonrecurring basis during 2021 that were still held on the Company’s balance sheet at December 31, 2021, the following table provides the hierarchy level and the fair value of the related assets:

	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Impaired loans	$—	$—	$109	$109
Other real estate owned	—	—	1,121	1,121

Total	$—	$—	$1,230	$1,230

Impaired loans, whose fair value was remeasured during the period, with a carrying value of
$-0-
and $112, had an allocated allowance for loan losses of
$-0-
and $3 at September 30, 2022 and December 31, 2021, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that a fair value adjustment to OREO in the amount of
$-0-
and $836 was necessary and recorded during the three-month period ended September 30, 2022 and the year ended December 31, 2021, respectively.
The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2022	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$13,256	$13,256	$—	$—	$13,256
Interest bearing deposits with banks	22,532	22,532	—	—	22,532
Securities held-to-maturity	411,859	—	372,733	—	372,733
Securities available-for-sale	198,547	—	198,547	—	198,547
Net LHFI	573,597	—	—	537,515	537,515
Financial liabilities
Deposits	$1,134,936	$944,513	$190,805	$—	$1,135,318
Securities sold under agreement to repurchase	129,919	129,919	—	—	129,919
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2021:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2021	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$10,673	$10,673	$—	$—	$10,673
Interest bearing deposits with banks	68,563	68,563	—	—	68,563
Securities available-for-sale	631,835	493	631,342	—	631,835
Net LHFI	567,334	—	—	554,351	554,351
Financial liabilities
Deposits	$1,111,892	$861,552	$230,590	$—	$1,092,142
Securities sold under agreement to repurchase	112,760	112,760	—	—	112,760
Borrowings on secured line of credit	18,000	18,000	—	—	18,000

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

The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the “Company”) and the Company’s wholly owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank” and collectively with the Company, the “Company”), include, but are not limited to, the following:

•	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;

•	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for loan losses and our ability to foreclose on delinquent mortgages;

•	natural disasters, civil unrest, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area;

•	the impact of increasing inflation rates on the general economic, market or business conditions;

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

•	events that adversely affect our reputation, and the resulting potential adverse impact on our business operations;

•	increased cybersecurity risk, including network breaches, business disruptions or financial losses;

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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2022, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,328,121 and total deposits of $1,135,468. In addition to full service commercial banking, the Bank offers title insurance services through its affiliate, Title Services LLC. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

CRITICAL ACCOUNTING POLICIES

For an overview of the Company’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2021 Annual Report. There have been no significant changes in the Company’s critical accounting policies during the nine months of 2022.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at September 30, 2022, was 15.00% and at December 31, 2021, was 39.71%. The decrease was due to a decrease in interest bearing cash and cash equivalents and a decline in the fair market value of investment securities coupled with increased pledging requirements to collateralize public deposit funds as of September 30, 2022. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,134,936 at September 30, 2022, and $1,111,892 at December 31, 2021. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”) and federal funds lines with correspondent banks. The Company had $245,381 invested in available-for-sale investment securities at September 30, 2022, and $647,557 at December 31, 2021. The decrease in securities available-for-sale is the result of the transfer of securities available-for-sale to held-to-maturity during the third quarter to help further mitigate any negative impacts on shareholders’ equity that could result from continued interest rate hikes. See Note 6 to the Company’s Consolidated Financial Statements for more details of the transfer.

The Company also had $22,532 in interest bearing deposits at other banks at September 30, 2022 and $68,563 at December 31, 2021. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $45,000 at both September 30, 2022 and December 31, 2021. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At September 30, 2022, the Company had unused and available $168,109 of its line of credit with the FHLB and at December 31, 2021, the Company had unused and available $221,088 of its line of credit with the FHLB. The decrease in the amount available under the Company’s line of credit with the FHLB from the end of 2021 to September 30, 2022, was the result of a decrease in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. The secured line of credit with FHN was originated on June 9, 2021. At September 30, 2022, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of $-0- as of September 30, 2022 and December 31, 2021. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $32,637 at September 30, 2022, as compared to $105,900 at December 31, 2021. The decrease in shareholders’ equity was the result of the accumulated other comprehensive income (“AOCI”) brought about by the investment securities market value adjustment partially offset by earnings in excess of dividends paid. The AOCI is a result of an increase in the medium-term interest rates that has occurred since the purchase of securities. As mentioned earlier, the Company transferred securities to held-to-maturity during the third quarter to help further mitigate any future negative impacts on shareholders’ equity that could result from continued interest rate hikes. The unrealized loss that was frozen in AOCI at the time of the transfer will be amortized out of AOCI back into shareholders’ equity over the remaining life of the securities. See Note 6 to the Company’s Consolidated Financial Statements for more details of the transfer. Management does not intend to sell any securities at an unrealized loss position. Additionally, as noted in the Liquidity section of Item 2. of this Quarterly Report, the Company has sufficient liquidity options available if the need for short-term funds arises.

The Company paid aggregate cash dividends in the amount of $4,033, or $0.72 per share, during the nine-month period ended September 30, 2022 compared to $4,027, or $0.72 per share, for the same period in 2021.

Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2022, the Company and Bank meets all capital adequacy requirements to which it is subject and according to these requirements the Company and Bank is considered to be well capitalized.

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Citizens Holding Company
Tier 1 leverage ratio	$107,555	7.84%	$68,560	5.00%	$54,848	4.00%
Common Equity tier 1 capital ratio	107,555	13.10%	89,127	6.50%	61,704	4.50%
Tier 1 risk-based capital ratio	107,555	13.10%	65,689	8.00%	49,267	6.00%
Total risk-based capital ratio	112,624	13.72%	82,112	10.00%	65,689	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$124,916	9.11%	$68,548	5.00%	$54,839	4.00%
Common Equity tier 1 capital ratio	124,916	9.11%	89,113	6.50%	61,694	4.50%
Tier 1 risk-based capital ratio	124,916	15.22%	65,660	8.00%	49,245	6.00%
Total risk-based capital ratio	129,985	15.84%	82,076	10.00%	65,660	8.00%
December 31, 2021
Citizens Holding Company
Tier 1 leverage ratio	$104,181	7.80%	$66,789	5.00%	$53,431	4.00%
Common Equity tier 1 capital ratio	104,181	13.16%	86,826	6.50%	60,110	4.50%
Tier 1 risk-based capital ratio	104,181	13.16%	63,322	8.00%	47,492	6.00%
Total risk-based capital ratio	108,694	13.73%	79,153	10.00%	63,322	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$121,421	9.09%	$66,776	5.00%	$53,421	4.00%
Common Equity tier 1 capital ratio	121,421	9.09%	86,808	6.50%	60,098	4.50%
Tier 1 risk-based capital ratio	121,421	15.34%	63,314	8.00%	47,486	6.00%
Total risk-based capital ratio	125,934	15.91%	79,143	10.00%	63,314	8.00%

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

Management believes that, as of September 30, 2022, the Company and the Bank met all capital adequacy requirements under Basel III.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income, including fees	$10,122	$9,762	$28,736	$28,657
Interest Expense	1,073	1,160	2,637	3,928

Net Interest Income	9,049	8,602	26,099	24,729
(Reversal of) provision for loan losses	(53)	968	96	1,287

Net Interest Income after
(Reversal of) provision for loan losses	9,102	7,634	26,003	23,442
Other Income	2,877	3,294	8,173	9,515
Other Expense	8,936	8,741	25,669	26,191

Income Before Provision For
Income Taxes	3,043	2,187	8,507	6,766
Provision for Income Taxes	463	307	1,350	1,082

Net Income	$2,580	$1,880	$7,157	$5,684

Net Income Per share - Basic	$0.46	$0.34	$1.28	$1.02

Net Income Per Share-Diluted	$0.46	$0.34	$1.28	$1.02

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 13.36% for the three months ended September 30, 2022, and 6.60% for the corresponding period in 2021. Annualized ROE was 12.12% for the nine months ended September 30, 2022, and 6.69% for the corresponding period in 2021. The increase in ROE for the three and nine months ended September 30, 2022 compared to the same period in 2021 was a result of an increase in earnings compared to prior period coupled with a decline in equity due to the unrealized losses on investments in AOCI.

Book value per share decreased to $5.83 at September 30, 2022, compared to $18.95 at December 31, 2021. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity resulting from the AOCI caused by the increase in medium-term interest rates. Average assets for the nine months ended September 30, 2022 were $1,348,574 compared to $1,412,082 for the year ended December 31, 2021. This decrease was due mainly to the increase in the unrealized loss on investment securities.

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

Net interest income was $9,049 and $26,099 for the three and nine months ended September 30, 2022, respectively, as compared to $8,602 and $24,729 for the same respective time periods in 2021.

The annualized net interest margin was 2.90% for the three months ended September 30, 2022, compared to 2.74% for the corresponding period of 2021. Additionally, the annualized net interest margin was 2.79% for the nine months ended September 30, 2022, compared to 2.53% for the corresponding period of 2021. The increase in net interest margin for both the three and nine months ended September 30, 2022, when compared to the same period in 2021, was mainly due to management’s reallocation of the investment portfolio into higher yielding securities throughout 2021. In addition, management’s deposit repricing campaign and reduction of higher interest-bearing deposit balances throughout 2021 decreased the cost of funds to 45 basis point (“bps”) for the three months ended September 30, 2022 and 37 bps for the nine months ended September 30, 2022 compared to 50 and 51 bps for the three and nine months ended September 30, 2021, respectively. The increase in interest on securities coupled with the decrease in the cost of funds offset the decline in interest income on loans which decreased for the three and nine months ended September 30, 2022 by $811, or (10.58%), and $3,823, or (16.12%) when compared to the same periods in 2021.

Overall, the Company has benefited from the raising interest rate environment as shown by the overall increase in interest income and decrease in interest expense year-over-year. However, management expects cost of funds to start to increase as further interest rate hikes are expected. Management also expects any increase in the cost of funds will be partially offset with an increase in interest income as a result of higher yields on both new loan origination and security purchases.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

		Three Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2022	2021	2022	2021	2022	2021
Loans:
Loans, net of unearned(1)	$582,989	$622,721	$6,883	$7,677	4.72%	4.93%
Investment Securities
Taxable	474,032	478,968	2,131	1,625	1.80%	1.36%
Tax-exempt	215,825	108,082	1,320	427	2.45%	1.58%

Total Investment Securities	689,857	587,050	3,451	2,052	2.00%	1.40%
Federal Funds Sold and Other	15,627	44,640	73	15	1.87%	0.13%

Total Interest Earning Assets(1)(2)	1,288,474	1,254,412	10,407	9,744	3.23%	3.11%

Non-Earning Assets	69,953	88,148

Total Assets	$1,358,427	$1,342,560

Deposits:
Interest-bearing Demand Deposits (3)	$479,234	$463,319	$139	$205	0.12%	0.18%
Savings	135,260	122,841	34	31	0.10%	0.10%
Time	195,438	246,875	323	715	0.66%	1.16%

Total Deposits	809,932	833,035	496	951	0.24%	0.46%
Borrowed Funds
Short-term Borrowings	132,430	90,490	323	209	0.98%	0.92%
Long-term Borrowings	18,000	—	254	—	5.64%	—

Total Borrowed Funds	150,430	90,490	577	209	1.53%	0.92%

Total Interest-Bearing Liabilities (3)	960,362	923,525	1,073	1,160	0.45%	0.50%
Non-Interest Bearing Liabilities
Demand Deposits	309,913	294,790
Other Liabilities	10,931	10,327
Shareholders’ Equity	77,221	113,918

Total Liabilities and Shareholders’ Equity	$1,358,427	$1,342,560

Interest Rate Spread					2.78%	2.60%

Net Interest Margin			$9,334	$8,584	2.90%	2.74%

Less
Tax Equivalent Adjustment			285	(18)

Net Interest Income			$9,049	$8,602

		Nine Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2022	2021	2022	2021	2022	2021
Loans:
Loans, net of unearned(1)	$583,859	$638,675	$19,976	$23,805	4.56%	4.97%
Investment Securities
Taxable	470,223	516,661	5,729	2,950	1.62%	0.76%
Tax-exempt	213,708	134,233	3,732	2,433	2.33%	2.42%

Total Investment Securities	683,931	650,894	9,461	5,383	1.84%	1.10%
Federal Funds Sold and Other	23,621	45,746	123	40	0.69%	0.12%

Total Interest Earning Assets(1)(2)	1,291,411	1,335,315	29,560	29,228	3.05%	2.92%

Non-Earning Assets	57,163	97,914

Total Assets	$1,348,574	$1,433,229

Deposits:
Interest-bearing Demand Deposits (3)	$482,405	$503,576	$534	$1,138	0.15%	0.30%
Savings	133,263	115,579	98	88	0.10%	0.10%
Time	205,661	249,149	948	2,177	0.61%	1.17%

Total Deposits	821,329	868,304	1,580	3,403	0.26%	0.52%
Borrowed Funds
Short-term Borrowings	112,723	151,196	466	525	0.55%	0.46%
Long-term Borrowings	18,000	—	591	—	4.38%	—

Total Borrowed Funds	130,723	151,196	1,057	525	1.08%	0.46%

Total Interest-Bearing Liabilities (3)	952,052	1,019,500	2,637	3,928	0.37%	0.51%
Non-Interest Bearing Liabilities
Demand Deposits	305,374	286,667
Other Liabilities	12,438	13,811
Shareholders’ Equity	78,710	113,251

Total Liabilities and Shareholders’ Equity	$1,348,574	$1,433,229

Interest Rate Spread					2.68%	2.40%

Net Interest Margin			$26,923	$25,300	2.79%	2.53%

Less
Tax Equivalent Adjustment			824	571

Net Interest Income			$26,099	$24,729

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three and nine months ended September 30, 2022, management’s disciplined deposit pricing coupled with increasing interest rates and corresponding yields on both new loans originated and securities purchased were the largest contributing factors to the increase in net interest income over these periods. Management believes net interest margin should continue to expand by continuing its disciplined deposit pricing and continued focus on loan growth coupled with reallocating excess funds into higher yielding securities as the Federal Reserve continues interest rate hikes.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2022 compared to the same respective period in 2021:

	TABLE 2 - VOLUME/RATE ANALYSIS
	(in thousands)
	Three Months Ended September 30, 2022
	2022 Change from 2021
	Volume	Rate	Total
INTEREST INCOME
Loans	$(490)	(304)	$(794)
Taxable Securities	(17)	523	506
Non-Taxable Securities	426	467	893
Federal Funds Sold and Other	(10)	68	58

TOTAL INTEREST INCOME	$(91)	$754	$663

INTEREST EXPENSE
Interest-bearing demand deposits	$7	(73)	(66)
Savings Deposits	3	(0)	3
Time Deposits	(149)	(243)	(392)
Short-term borrowings	97	17	114
Long-term borrowings	—	254	254

TOTAL INTEREST EXPENSE	$(42)	$(45)	(87)

NET INTEREST INCOME	$(49)	$799	$750

	Nine Months Ended September 30, 2022
	2022 Change from 2021
	Volume	Rate	Total
INTEREST INCOME
Loans	$(2,043)	(1,786)	$(3,829)
Taxable Securities	(265)	3,044	2,779
Non-Taxable Securities	1,441	(142)	1,299
Federal Funds Sold and Other	(19)	102	83

TOTAL INTEREST INCOME	$(887)	$1,219	$332

INTEREST EXPENSE
Interest-bearing demand deposits	$(48)	(556)	(604)
Savings Deposits	13	(3)	10
Time Deposits	(380)	(849)	(1,229)
Short-term borrowings	(134)	75	(59)
Long-term borrowings	—	591	591

TOTAL INTEREST EXPENSE	$(548)	$(743)	(1,291)

NET INTEREST INCOME	$(339)	$1,962	$1,623

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

The following table summarizes the Company’s allowance for loan losses for the dates indicated:

	Quarter Ended September 30, 2022	Year Ended December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
BALANCES:
Gross Loans	$578,665	$571,847	$6,818	1.19%
Allowance for Loan Losses	5,068	4,513	555	12.30%
Nonaccrual Loans	3,087	3,826	(739)	(19.32%)
Ratios:
Allowance for loan losses to gross loans	0.88%	0.79%
Net loans (recovered) charged off to allowance for loan losses	(9.06%)	20.56%

The reversal of provision for loan losses for the three months ended September 30, 2022 was $53. The release in provision for loan losses was primarily driven by a net decrease in loan balances of $10,876 during the quarter partially offset with qualitative factor adjustments due to continued inflationary risk concerns to both the local and national economy. The Company’s model used to calculate the provision is based on the percentage of historical charge-offs, increased for certain qualitative factors within the regulatory framework, applied to the current loan balances by loan segment and specific reserves applied to certain impaired loans. The allowance for loan losses to LHFI was 0.88% and 0.87% at September 30, 2022 and 2021, respectively, and 0.79% at December 31, 2021 representing a level management considers commensurate with the present risk in the loan portfolio.

For the three months ended September 30, 2022, net loan losses recovered to the allowance for loan losses totaled $75, an increase of $1,163 in net recoveries from the $1,088 charged off in the same period in 2021. For the nine months ended September 30, 2022, net loan losses recovered to the allowance for loan losses totaled $459, an increase of $1,163 in net recoveries from the $704 charged off in the same period in 2021. The increase in net recoveries was primarily due to one significant charged off credit that occurred in the fourth quarter of 2021 and has since paid a total of $387 during the nine-month period ended September 30, 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the allowance for loan losses. The loan loss provision is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the nine months ended September 30, 2022 that have not been charged off or specifically reserved for in the allowance. Management also believes that the Company’s allowance will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional provisions for loan loss may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2022 was $2,877, a decrease of $417, or (12.66%), from $3,294 in the same period in 2021. Service charges on deposit accounts were $1,019 in the three months ended September 30, 2022, compared to $952 for the same period in 2021. As inflationary pressures continue throughout both the national and local economy, spending and overdraft income have continued to trend upward. Included in the service charges on deposit accounts line item for the three months ended September 30, 2022, overdraft income increased by $75, or 11.17% from the same period in 2021. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income decreased marginally by $21, or (2.23%), to $912 for the three months ended September 30, 2022, compared to $933 for the same period in 2021. Other operating income not derived from service charges or fees decreased $1, or (0.13%) to $747 in the three months ended September 30, 2022, compared to $748 for the same period in 2021. This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the three months ended September 30, 2022 by $150, or (49.50%), to $152 compared to $301 for the same period in 2021.

Other income for the nine months ended September 30, 2022 was $8,173, a decrease of $1,342, or (14.10%), from $9,515 in the same period in 2021. Service charges on deposit accounts were $2,931 in the nine months ended September 30, 2022, compared to $2,534 for the same period in 2021. The increase in service charges on deposit accounts year-over-year is primarily due to overdraft income increasing by $396, or 23.02% compared to the same period in 2021. Other service charges and fees were $3,230 for the nine months ended September 30, 2022 slightly up from the same period in 2021 due to interchange fees increasing slightly by $3, or 0.09% and other miscellaneous service charges increasing by $43, or 16.63%. Other operating income not derived from service charges or fees decreased $390, or (16.24%) to $2,012 in the nine months ended September 30, 2022, compared to $2,402 for the same period in 2021. This decrease, as stated earlier, was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the nine months ended September 30, 2022 by $453, or (44.46%), to $566 compared to $1,019 for the same period in 2021.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other operating income	2022	2021	2022	2021
BOLI Income	$98	$306	$339	$746
Mortgage Loan Origination Income	152	323	566	1,019
Gain on sale of OREO	5	—	86	323
Other Income	492	119	1,021	314

Total Other Income	$747	$748	$2,012	$2,402

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2022 and 2021 were $8,936 and $8,741, respectively, an increase of $195, or 2.23%. Salaries and benefits decreased $210, or (4.45%), to $4,506 for the three months ended September 30, 2022 when compared to the same period in 2021. Occupancy expense increased by $228, or 13.10%, to $1,968 for the three months ended September 30, 2022, compared to $1,740 for the same period of 2021. The increase in occupancy expense is the result of the Company replacing ATMs and ITMs at several branch locations throughout the quarter. For the three months ended September 30, 2022, other expense increased $177, or 7.75% to $2,462 compared to $2,285 for the same period in 2021. The increase in other expense is the result of an additional write-down of $85 of a bank owned property due to storm damage that occurred during the second quarter of 2022.

Aggregate non-interest expenses for the nine months ended September 30, 2022 and 2021 were $25,669 and $26,191, respectively, a decrease of $522 or (1.99%). Salaries and benefits decreased $512, or (3.69%), to $13,357 for the nine months ended September 30, 2022, when compared to the same period in 2021. Occupancy expense increased by $106, or 1.98%, to $5,454 for the nine months ended September 30, 2022, compared to $5,348 for the same period of 2021. Other operating expenses decreased by $116, or (1.66%), to $6,858 for the nine months ended September 30, 2022, compared to $6,974 for the same period of 2021. Overall, other expenses have decreased for the nine months ended September 30, 2022 compared to the same period in 2021 as a result of management’s focus on expense management that started in 2020 due to the uncertainty stemming from the pandemic.

The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Expense	2022	2021	2022	2021
Advertising	$172	$126	$475	$429
Office Supplies	284	256	743	740
Professional Fees	346	320	788	774
Technology expense	111	128	336	424
Postage and Freight	132	135	438	465
Loan Collection Expense	5	15	25	85
Regulatory and related expense	208	231	620	703
Debit Card/ATM expense	200	186	590	546
Write down on OREO	—	—	42	390
Travel and Convention	53	33	168	91
Other expenses	951	855	2,633	2,327

Total Other Expense	$2,462	$2,285	$6,858	$6,974

The Company’s efficiency ratio for the three months ended September 30, 2022 was 72.79%, compared to 75.48% for the same period in 2021. The Company’s efficiency ratio for the nine months ended September 30, 2022 was 73.26%, compared to 76.36% for the same period in 2021. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

	September 30, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Cash and due from banks	$13,256	$10,673	$2,583	24.20%
Interest bearing deposits with other banks	22,532	68,563	(46,031)	(67.14%)
Investment securities held to maturity	411,859	—	411,859	—
Investment securities available for sale	198,547	631,835	(433,288)	(68.58%)
Net LHFI	573,597	567,334	6,263	1.10%
Premises and equipment	27,802	26,661	1,141	4.28%
Total assets	1,328,478	1,361,309	(32,831)	(2.41%)
Total deposits	1,134,936	1,111,892	23,044	2.07%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2022 was $13,256, which was an increase of $2,583 from the balance of $10,673 at December 31, 2021. Interest bearing deposits with other banks decreased by $46,031, or (67.14%), to $22,532 at September 30, 2022 compared to $68,563 at December 31, 2021.

INVESTMENT SECURITIES

The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. Due to recent increases in the medium-term interest rates, the fair value of the Company’s investment securities on the balance sheet represents a decrease in investment securities as of September 30, 2022 when compared to the balance of investment securities at December 31, 2021. Additionally, the Company transferred $413,921 from available-for-sale to held-to-maturity to help limit any further negative impacts on shareholders’ equity that could result from continued interest rate hikes. The impact of the related unrealized losses transferred net of the tax benefit was $53,195 as presented on the consolidated statements of comprehensive income. However, as disclosed in Note 6 of the Notes to the Consolidated Financial Statements, the Company’s investments securities portfolio at September 30, 2022 increased by $9,683, or 1.50%, to $657,240 from $647,557 at December 31, 2021 when comparing the amortized cost of the Company’s investments securities. The increase is a result of the Company deploying excess cash into higher yielding investment securities.

LOANS

The Company’s gross loan balance increased by $6,818, or 1.19%, during the nine months ended September 30, 2022, to $578,665 from $571,847 at December 31, 2021. Excluding PPP loans with a total balance of $274 at September 30, 2022 and $5,789 at December 31, 2021, total loans increased $12,333, or 2.18%, compared to $566,058 at December 31, 2021. The year-to-date growth primarily reflects increases in construction and development and consumer loans. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

	September 30, 2022	December 31, 2021	Amount of Increase (Decrease)	Percent of Increase (Decrease)
Noninterest-Bearing Deposits	$308,538	$302,707	$5,831	1.93%
Interest-Bearing Deposits	497,842	451,809	46,033	10.19%
Savings Deposits	138,133	127,217	10,916	8.58%
Certificates of Deposit	190,423	230,159	(39,736)	(17.26%)

Total deposits	$1,134,936	$1,111,892	$23,044	2.07%

All deposit accounts except for certificates of deposits increased during the nine months ended September 30, 2022. The modest increase in deposit accounts is primarily due to excess liquidity in the financial markets coupled with increased inflationary pressures causing increased precautionary saving by households and businesses. The decrease in certificates of deposit accounts is a result of management strategically reducing higher interest-bearing accounts to help improve both interest margin and the Bank’s capital ratios. Additionally, some customers have moved from renewing their time deposits to keeping their funds in transactional accounts due to low time deposits rates and inflationary pressures. As a result of the Federal Reserve interest rate hikes throughout 2022, management has started increasing time deposit rates marginally to remain competitive within the Company’s markets. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Following 12 months	Months 13-24	Following 12 months	Months 13-24
+400 basis points	-10.2%	-2.2%	-3.7%	6.6%
+300 basis points	-7.4%	-1.4%	-1.3%	6.9%
+200 basis points	-4.6%	-0.6%	-0.1%	5.8%
+100 basis points	-1.9%	0.1%	-0.8%	2.6%
Flat rates	—	—	—	—
-100 basis points	-0.8%	-2.7%	-5.5%	-7.7%
-200 basis points	-5.1%	-10.5%	-10.9%	-13.6%

The following table presents the change in our economic value of equity as of September 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2022	December 31, 2021
+400 basis points	-31.7%	-20.4%
+300 basis points	-24.6%	-13.8%
+200 basis points	-16.8%	-7.8%
+100 basis points	-8.4%	-3.1%
Flat rates	—	—
-100 basis points	6.8%	-13.0%
-200 basis points	3.3%	-33.1%

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decision regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATE: November 4, 2022