Form 10-K
period 2022-12-31
CITIZENS HOLDING CO /MS/
filed 2023-03-16
CIK 1075706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 001-15375

CITIZENS HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Mississippi	64-0666512
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

521 Main Street, Philadelphia, MS	39350
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (601) 656-4692

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market

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

As of June 30, 2022, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $93,595,002 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2022).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common stock, $.20 par value	Outstanding at March 10, 2023 5,607,438 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2022 are incorporated by reference into Part II of this Annual Report on Form 10-K.

Portions of Citizens Holding Company’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

CITIZENS HOLDING COMPANY
FORM 10-K

CITIZENS HOLDING COMPANY
FORM 10-K

PART I

Cautionary Note Regarding Forward Looking Statements

In addition to historical information, this report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

●	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;
●	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for loan losses and our ability to foreclose on delinquent mortgages;
●
the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates including, but not limited to, the negative impacts and disruptions resulting from the COVID-19 pandemic;

●	natural disasters, civil unrest, epidemics (including any re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area;
●	the impact of increased inflation rates on the general economic, market or business conditions;
●
extensive regulation, changes in the legislative and regulatory environment that negatively impact the Company and the Bank through increased operating expenses and the potential for regulatory enforcement actions, claims, or litigation;

●	increased competition from other financial institutions and the risk of failure to achieve our business strategies;
●
events affecting our business operations, including the effectiveness of our risk management framework, the accuracy of our estimates, our reliance on third party vendors, the risk of security breaches and potential fraud, and the impact of technological advances;

●	climate change and societal responses to climate change could adversely affect the Company’s business and results of operations, including indirectly through impact to its customers;
●	our ability to maintain sufficient capital and to raise additional capital when needed;

●	our ability to maintain adequate liquidity to conduct business and meet our obligations;
●
events affecting our ability to compete effectively and achieve our strategies, such as the risk of failure to achieve the revenue increases expected to result from our acquisitions, branch additions and in new product and service offerings, our ability to control expenses and our ability to attract and retain skilled people;

●	events that adversely affect our reputation, and the resulting potential adverse impact on our business operations;
●	increased cybersecurity risk, including network breaches, business disruptions or financial losses;
●
risks arising from owning our common stock, such as the volatility and trading volume, our ability to pay dividends, the regulatory limitations on stock ownership, and provisions in our governing documents that may make it more difficult for another party to obtain control of us; and

●	other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.
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

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2022, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,323,586 and total deposits of $1,126,927. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company's only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $50,586, operating profit of $11,501 and total assets of $1,324,003 for the Company as of December 31, 2022.

The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

OPERATIONS

Through its ownership of the Bank, the Company engages in a wide range of commercial and personal banking activities, including accepting demand deposits, savings and time deposit accounts, making secured and unsecured loans, issuing letters of credit, originating mortgage loans, and providing personal and corporate trust services. The Company also provides certain services that are closely related to commercial banking such as credit life insurance and title insurance for its loan customers through third-party relationships.

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 53.8% of gross revenues in 2022, 61.6% in 2021 and 60.6% in 2020. Loan demand was stagnant and loan yields compressed due to the low-rate environment coupled with aggressive loan terms offered by other financial institutions. The Company’s primary lending area is the entire state of Mississippi and contiguous states. The Company continues to look for areas of growth within the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area has historically been rural, however, since 2008, the Company has continued to expand into larger metropolitan areas and now serves a number of larger growth areas with Jackson, population 156,803, Gulfport, population 72,468, Hattiesburg, population 47,074, Biloxi, population 49,061, and Meridian, population 35,625, being the largest markets. The economy throughout Mississippi is becoming more diverse but agriculture and manufacturing continue to be the largest industries in Mississippi. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Company's Annual Report and attached as an exhibit hereto.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2022, approximately 80.7% of the Company’s loan portfolio was attributed to real estate lending, 16.6% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 2.7% of the Company’s total loan portfolio.

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

All loans in the Company’s portfolio are subject to risk based on the state of both the local and national economy. As our footprint expands, the Company’s portfolio risks are more closely aligned with the state economy. The state economy remains stable after having an increase in unemployment due to the pandemic with unemployment rates having improved to pre-pandemic levels. The state economy is expected to remain stable. The national economic outlook remains uncertain as it relates to inflation and rising interest rates and the ultimate impact of monetary policy. Therefore, it is still uncertain how the recovering economies on the local, state and national levels will affect the Company in the future.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Stacy M. Brantley, 48, was employed by the Bank in February of 2023. He was named President and Chief Executive Officer of the Bank. From 2009 to February 2023, he served as Executive Vice President and Chief Banking Officer of Morris Bank in Dublin, GA. Prior to that role, he served as Chief Financial Officer of Magnolia Bankshares, Inc. in Eastman, GA. Prior to that role, he served as a Senior Accountant at a regional CPA firm in Georgia.

Greg L. McKee, 61, was employed by the Bank in 1984. He was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank in January 2003 until his retirement in January 2023 in which he no longer serves as President and Chief Executive Officer of the Bank. He served as President of the Bank from January 2002 until January 2023 and served as Chief Operating Officer of the Bank from January 2002 until December 31, 2002. He has also been a member of the Board of Directors of both the Company and the Bank since 2001. Mr. McKee served as Executive Vice-President of the Bank from 2001 to 2002, Senior Vice-President of the Bank from 2000 to 2001, Vice-President of the Bank from 1992 to 2000, Assistant Vice-President of the Bank from 1989 to 1992, and Assistant Cashier of the Bank from 1984 to 1989.

Phillip R. Branch, 39, has been employed by the Bank since 2018. He has served as Senior Vice-President and Chief Financial Officer of the Bank since October 2020. Prior to October 2020, Mr. Branch held the title of Vice-President and Comptroller of the Bank from 2018 until 2020. Prior to joining Citizens, Mr. Branch was a Senior Manager in the Financial Institutions practice of HORNE LLP, beginning in September 2006, serving banks throughout the southeastern United States. Mr. Branch has been a Certified Public Accountant since 2009.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2022, the Bank employed 271 full-time equivalents. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Management believes that, as of December 31, 2022, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2022, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $104,804, or 185.9% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2022, the maximum amount available for transfer from the Bank in the form of loans was $5,637, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

Consumer Protection.

The Bank is subject to a number of federal and state consumer protection laws. These laws provide substantive consumer rights and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys' fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Bank operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Bank's failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

Currently, there are approximately forty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 1.49% at June 30, 2022. The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

AVAILABILITY OF INFORMATION

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, along with other information about the Company, are available, free of charge, on our website https://www.thecitizensbankphila.com/investor-relations/sec-filings/. The information contained on our website is not incorporated into this report. Upon request, the Company will provide to any record holder or beneficial holder of its shares a copy of such reports without charge. Requests should be made to Phillip R. Branch, Treasurer and Chief Financial Officer, Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

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

Interest rates increased significantly in 2022 and additional increases are expected in 2023 as the U.S. government attempts to slow economic growth to counteract rising inflation. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For the reasons set forth above, an increase in interest rates generally as a result of such a credit rating downgrade could adversely affect our net interest income levels, thereby resulting in reduced earnings, and reduce loan demand. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as United States Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on the Company’s financial condition and results of operations.

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

As of December 31, 2022, approximately 79.5% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

From time-to-time, the Company evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place, and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

●	potential exposure to unknown or contingent liabilities of the target company;
●	exposure to potential asset quality issues of the target company;
●	difficulty and expense of integrating the operations and personnel of the target company;
●	potential disruption to the Company’s business;
●	potential diversion of management’s time and attention;
●	the possible loss of key employees and customers of the target company;
●	difficulty in estimating the value of the target company; and
●	potential changes in banking or tax laws or regulations that may affect the target company.

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

Our operations and profitability are impacted by general business and economic conditions in the State of Mississippi, and the United States. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, international conflicts (including the conflict between Ukraine and Russia), legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock performance of other companies that to be peers;
●	perceptions in the marketplace regarding the Company or its competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations involving the Company or its competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	volatility affecting the financial markets in general.

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

The Company, through the Bank, currently operates from its main office in downtown Philadelphia, Mississippi, and from 27 additional branches in Neshoba, Newton, Leake, Lamar, Forrest, Scott, Attala, Lauderdale, Lafayette, Oktibbeha, Rankin, Madison, Harrison, Jackson, Winston, and Kemper counties, Mississippi. Information about these branches, the Bank’s main office and its loan production office is set forth in the table below:

	LOCATION/	BANKING FUNCTIONS
NAME OF OFFICE	TELEPHONE NUMBER	OFFERED

Main Office	521 Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4692

Eastside Branch	599 East Main Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4976

Westside Branch	912 West Beacon Street	Full Service;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4978

Northside Branch	802 Pecan Avenue	Deposits;
	Philadelphia, Mississippi	24 Hour Teller
(601) 656-4977

Union Branch	502 Bank Street	Full Service
	Union, Mississippi	24 Hour Teller
(601) 774-9231

Carthage Branch	301 West Main Street	Full Service
	Carthage, Mississippi	24 Hour Teller
(601) 267-4525

Flowood Branch	2845 Lakeland Drive	Deposits; Loans
Flowood, Mississippi
(601) 992-7688

Ridgeland Branch	320 Highway 51 North	Deposits; Loans
Ridgeland, Mississippi
(601) 519-4020

Sebastopol Branch	24 Pine Street	Full Service;
	Sebastopol, Mississippi	24-Hour Teller
(601) 625-7447

DeKalb Branch	176 Main Avenue	Full Service
DeKalb, Mississippi
(601) 743-2115

Kosciusko Branch	775 North Jackson Avenue	Full Service;
	Kosciusko, Mississippi	24-hour Teller
(662) 289-4356

Scooba Branch	27597 Highway 16 East	Full Service
Scooba, Mississippi
(662) 476-8431

Meridian Eastgate Branch	1825 Highway 39 North	Full Service;
	Meridian, Mississippi	24-Hour Teller
(601) 693-8367

Decatur Branch	15330 Highway 15 South	Full Service;
	Decatur, Mississippi	24-Hour Teller
(601) 635-2321

Forest Branch	247 Woodland Drive North	Full Service;
	Forest, Mississippi	24-Hour Teller
(601) 469-3424

Louisville Main Branch	906 S Columbus Avenue	Full Service;
	Louisville, MS	24 Hour Teller
(662) 773-6261

Louisville Industrial Branch	1760 S Church Avenue	Drive-Up
Louisville, MS
(662) 773-6261

Noxapater Branch	45 East Main Street	Deposits
Noxapater, MS
(662) 724-4261

Starkville Branch	201 Highway 12 West	Full Service;
	Starkville, MS 39759	24 Hour Teller
(662) 323-1420

Collinsville Branch	9065 Collinsville Road	Full Service;
	Collinsville, MS 39325	24 Hour Teller
(601) 626-7608

Hattiesburg	6222 Highway 98 West	Full Service
	Hattiesburg, MS 39402	24 Hour Teller
(601) 264-4425

Biloxi Lemoyne	15309 Lemoyne Boulevard	Full Service;
	Biloxi, MS 39532	24 Hour Teller
(228) 207-2343

Biloxi Cedar Lake	1830 Popps Ferry Road	Full Service
	Biloxi, MS 39532	24 Hour Teller
(228) 594-6913

Oxford Branch	902 Sisk Avenue,	Full Service
	Suite E	24 Hour Teller
Oxford, MS 38655

Gulfport Branch	12008 Hwy 49	Full Service
	Gulfport, MS 39503	24 Hour Teller
(228) 831-3535

Ocean Springs Branch	2702 Bienville Blvd	Full Service
	Ocean Springs, MS 39564	24 Hour Teller
(228) 875-3933

Pascagoula Branch	1519 Jackson Ave	Full Service
	Pascagoula, MS 39567	24 Hour Teller
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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2022 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

There were no unregistered sales of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing. There were no repurchases of equity securities not covered by the filing of a Form 10-Q or Form 8-K during the period covered by this filing.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2022, 2021 and 2020” in the 2022 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2022 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2022 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes to the internal control over financial reporting in the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required in partial response to this Item 10 can be found under the heading “Executive Officers of the Registrant” in Item 1, “Business,” and under the headings “Stock Ownership” and “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, relating to its 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Information required in response to this Item 11 can be found under the headings “Board of Directors,” “Executive Officers and Executive Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, relating to its 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in partial response to this Item 12 can be found under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, relating to its 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders(1)	-0-	$0.00	270,000

Equity compensation plans not approved by security holders	-0-	$0.00	-0-

Total	-0-	$0.00	270,000

(1)	Consists of the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 can be found under the heading “Board of Directors” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, relating to its 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required in response to this Item 14 can be found under the heading “Proposal No. 3, Appointment of HORNE LLP as the Company’s Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement to be filed with the SEC on or about March 17, 2023, relating to its 2023 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2020, 2021 and 2022, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)
(ii)	Management’s Assessment of Internal Control over Financial Reporting
(iii)	Consolidated Statements of Condition
(iv)	Consolidated Statements of Income
(v)	Consolidated Statements of Comprehensive Income
(vi)	Consolidated Statements of Changes in Stockholders’ Equity
(vii)	Consolidated Statements of Cash Flows
(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.
2.1	Agreement and Plan of Merger, dated as of May 21, 2019, by and among Citizens Holding Company, The Citizens Bank of Philadelphia and Charter Bank	8-K	May 21, 2019	2.1	000-25221
3(i)	Restated Articles of Incorporation of Citizens Holding Company	10-Q	May 10, 2017	3(A)	000-25221
3(ii)	Second Amended and Restated Bylaws of Citizens Holding Company, as amended	10-Q	May 10, 2017	3(B)	000-25221
4	Description of Common Stock				000-25221
10(1)	Citizens Holding Company Revolving Credit Loan Agreement	8-K	June 14, 2021	10(1)	000-25221
10(a)	Directors’ Deferred Compensation Plan - Form of Agreement †	10/A	June 21, 1999	10	000-25221
10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan †	10/A	June 21, 1999	10(A)	000-25221
10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan †	10/A	June 21, 1999	10(B)	000-25221
10(d)	Change in Control Agreement dated December 10, 2002 between Citizens Holding Company and Greg L. McKee †	10-K	March 31, 2003	10(D)	000-25221
10(e)	Supplemental Executive Retirement Plan †	10-K	March 16, 2005	10(F)	000-25221
10(f)	Citizens Holding Company 2013 Incentive Compensation Plan †	DEF-14A	March 21, 2013	A	000-25221
10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.1	000-25221

10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.2	000-25221
10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.3	000-25221
10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.4	000-25221
10(k)	Form of Voting Agreement, between Citizens Holding Company and certain shareholders of Charter Bank (included as an exhibit to the Agreement and Plan of Merger attached as Exhibit 2.1)	8-K	May 21, 2019	2.1	000-25221
13	2022 Annual Report to Shareholders +				000-25221
14	Code of Ethics ±	10-K	March 26, 2004		000-25221
21	Subsidiaries of Citizens Holding Company +				000-25221
23	Consent of Independent Registered Public Accounting Firm +
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221
32.1	Section 1350 Certification of Chief Executive Officer ++				000-25221
32.2	Section 1350 Certification of Chief Financial Officer ++				000-25221
101	Inline XBRL Exhibits +				000-25221
104	Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K
+	Filed herewith
++	Furnished herewith
±	As updated on Citizens Holding Company’s website, https://www.thecitizensbankphila.com/investor-relations/

ITEM 16.	FORM 10-K SUMMARY.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 16, 2023	By: /s/ Greg McKee
Greg McKee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE

/s/ Stacy M. Brantley	Director, President and	March 16, 2023
Stacy M. Brantley	Chief Executive Officer
The Citizens Bank

/s/ Greg McKee	Director,	March 16, 2023
Greg McKee	Chief Executive Officer
Citizens Holding Company
(Principal Executive Officer)

/s/ Phillip R. Branch	Treasurer, Chief Financial	March 16, 2023
Phillip R. Branch	Officer
(Principal Financial & Accounting
Officer)

/s/ Craig Dungan	Director	March 16, 2023
Craig Dungan, MD

/s/ Jason R. Voyles	Director	March 16, 2023
Jason R. Voyles

/s/ Donald L. Kilgore	Director	March 16, 2023
Donald L. Kilgore

/s/ David A. King	Director	March 16, 2023
David A. King

/s/ Herbert A. King	Chairman of the Board	March 16, 2023
Herbert A. King

/s/ Adam Mars	Director	March 16, 2023
Adam Mars

/s/ David P. Webb	Director	March 16, 2023
David P. Webb

/s/ Jane Crosswhite	Director	March 16, 2023
Jane Crosswhite

/s/ Terrell E. Winstead	Director	March 16, 2023
Terrell E. Winstead

/s/ Gregory E. Cronin	Director	March 16, 2023
Gregory E. Cronin