Form 10-Q
period 2023-03-31
CITIZENS HOLDING CO /MS/
filed 2023-05-15
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0666512
(State or other jurisdiction of Company or organization)	(IRS Employer Identification No.)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

601-656-4692

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ Emerging growth company ☐	Smaller Reporting Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2023:

Title	Outstanding
Common Stock, $0.20 par value	5,616,438

CITIZENS HOLDING COMPANY

PART I.‐ FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$15,600	$26,948
Interest bearing deposits with other banks	606	1,646
Cash and cash equivalents	16,206	28,594
Investment securities held-to-maturity, at amortized cost	402,237	406,590
Investment securities available-for-sale, at fair value	201,740	201,322
Loans held for investment (LHFI) (1)	567,240	585,591
Less allowance for credit losses (ACL), LHFI (1)	6,017	5,264
Net LHFI	561,223	580,327
Premises and equipment, net	27,561	27,705
Other real estate owned, net	1,179	1,179
Accrued interest receivable	4,562	4,864
Cash surrender value of life insurance	25,909	25,724
Deferred tax assets, net	29,091	29,574
Identifiable intangible assets, net	13,413	13,442
Other assets	6,349	4,682

Total Assets	$1,289,470	$1,324,003

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$288,466	$299,112
Interest bearing deposits	827,360	827,290
Total deposits	1,115,826	1,126,402

Securities sold under agreement to repurchase	98,532	127,574
Short-term borrowings	1,725	-
Borrowings on secured line of credit	18,000	18,000
Deferred compensation payable	9,985	9,868
Other liabilities	4,279	3,134
Total liabilities	1,248,347	1,284,978

Shareholders' Equity
Common stock, $0.20 par value, 22,500,000 shares authorized, Issued and outstanding: 5,607,438 shares - March 31, 2023; 5,603,750 shares - December 31, 2022	1,122	1,122
Additional paid-in capital	18,488	18,448
Accumulated other comprehensive loss, net of tax benefit of $19,916 at March 31, 2023 and $20,726 at December 31, 2022	(79,822)	(83,070)
Retained earnings	101,335	102,525

Total shareholders' equity	41,123	39,025

Total liabilities and shareholders' equity	$1,289,470	$1,324,003

(1) Effective January 1, 2023, Citizens adopted FASB ASU 2016-13 using the modified restrospective approach.  Therefore prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans	$7,323	$6,397
Interest on securities
Taxable	2,306	1,697
Nontaxable	1,065	947
Other interest	339	13
Total interest income	11,033	9,054
Interest Expense
Deposits	1,821	556
Other borrowed funds	1,534	211
Total interest expense	3,355	767
Net Interest Income	7,678	8,287
Provision for credit losses (PCL)	47	93
Net Interest Income After PCL	7,631	8,194

Other Income
Service charges on deposit accounts	914	945
Other service charges and fees	1,037	1,025
Other operating income, net	412	563
Total other income	2,363	2,533
Other Expense
Salaries and employee benefits	4,695	4,439
Occupancy expense	1,845	1,775
Other expense	2,160	2,087
Total other expense	8,700	8,301

Income Before Income Taxes	1,294	2,426

Income taxes	154	390

Net Income	$1,140	$2,036

Earings Per Share
-Basic	$0.20	$0.36
-Diluted	$0.20	$0.36

Dividends Paid Per Share	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2023	2022

Net income	$1,140	$2,036

Other comprehensive income (loss)

Securities available-for-sale
Unrealized holding gains (losses) during the period	3,227	(58,204)
Income tax effect	(805)	14,522
Net unrealized gains (losses)	2,422	(43,682)

Amortization of net unrealized losses on securities transferred from AFS to HTM	1,101	-
Income tax effect	(275)	-
Net unrealized gains	826	-

Total other comprehensive income (loss)	3,248	(43,682)

Comprehensive income (loss)	$4,388	$(41,646)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2023	2022

Operating Activities

Net cash provided by operating activities	$1,310	$2,978

Investing Activities
Proceeds from maturities, paydowns and calls of securities available-for-sale	2,600	15,803
Proceeds from maturities, paydowns and calls of securities held-to-maturity	4,973	-
Purchases of investment securities	-	(43,886)
Purchases of bank premises and equipment	(179)	(250)
Net change in FHLB stock	(317)	(717)
Proceeds from sale of other real estate owned	-	1,078
Net change in loans	18,464	(11,177)

Net cash provided by (used in) investing activities	25,541	(39,149)

Financing Activities
Net change in deposits	(10,576)	37,688
Net change in securities sold under agreement to repurchase	(29,042)	(6,965)
Net change in short-term borrowings	1,725	-
Payment of dividends	(1,346)	(1,343)

Net cash (used in) provided by financing activities	(39,239)	29,380

Net decrease in cash and cash equivalents	(12,388)	(6,791)
Cash and cash equivalents, beginning of period	28,594	79,236
Cash and cash equivalents, end of period	$16,206	$72,445

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2023

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

The interim consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, The Citizens Bank of Philadelphia. All significant intercompany transactions have been eliminated in consolidation.

For further information and significant accounting policies of the Company, see the Notes to Consolidated Financial Statements of Citizens Holding Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”) and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, or other real estate owned (“OREO”). In connection with the determination of the ACL and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and to value foreclosed real estate, future additions to the allowance or adjustments to the valuation may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and valuations of foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance or to make adjustments to the valuation based on their judgments about information available to them at the time of their examination. Due to these factors, it is reasonably possible that the ACL and valuation of foreclosed real estate may change materially in the near term.

Impact of Recently-Issued Accounting Standards and Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update to Accounting Standards Codification Topic (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”), significantly changed the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amended the accounting for credit losses on available-for-sale securities and purchased financial assets with credit deterioration (“PCD”). In the remainder of these Notes to Consolidated Financial Statements, references to “CECL” or to “FASB ASU 2016-13” shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13 and the clarifications thereto discussed in the next paragraph.

The Company adopted ASU 2016-13 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. To implement CECL, entities are required to apply a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company recorded a one-time cumulative-effect adjustment as disclosed in the table below.

	December 31, 2022	Impact of FASB ASU	January 1, 2023
	(as reported)	2016-13 Adoption	(adjusted)
Assets:
ACL	$(5,264)	$(634)	$(5,898)
Deferred tax assets, net	29,574	327	29,901
Liabilities:
ACL on off-balance sheet exposures	-	677	677
Shareholders' equity:
Retained earnings	$102,525	$(984)	$101,541

Additionally, the Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and thus the measurement of the ACL in the Company’s loan portfolio. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets and totaled $1,935 and $1,981 at March 31, 2023 and December 31, 2022, respectively, and is excluded from estimated credit losses.

Note 2. Commitments and Contingent Liabilities

(in thousands)

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of March 31, 2023, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $71,563 compared to an aggregate unused balance of $75,602 at December 31, 2022. There were $3,488 of letters of credit outstanding at March 31, 2023 and $5,438 at December 31, 2022. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

	For the Three Months
	Ended March 31,
	2023	2022
Basic weighted average shares outstanding	5,595,320	5,587,070
Dilutive effect of granted options	-	-

Diluted weighted average shares outstanding	5,595,320	5,587,070

Net income	$1,140	$2,036
Net income per share-basic	$0.20	$0.36
Net income per share-diluted	$0.20	$0.36

Note 4. Equity Compensation Plans

(in thousands, except per share data)

The Company has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Company intends to use for future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

No options were outstanding under the 2013 Plan as of March 31, 2023.

During 2022, the Company’s directors received restricted stock grants totaling 8,250 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 27, 2023 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $157 and is expensed ratably over the one-year vesting period.

During 2023, the Company’s Chief Executive Officer (“CEO”) received restricted stock grants totaling 3,868 shares of common stock under the 2013 Plan. These grants vest over a four-year period ending March 1, 2027 during which time the CEO has rights to vote the shares and to receive dividends. The grant date fair value of these shares was $60 and is expensed ratably over the four-year vesting period.

Note 5. Income Taxes

(in thousands)

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes totaling $154 and $390, respectively. The effective tax rate was 11.90% and 16.08% for the three months ended March 31, 2023 and 2022, respectively.

The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences primarily related to tax free municipal investments.

Note 6. Securities Available-for-Sale and Held-to-Maturity

(in thousands)

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
March 31, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$104,478	$6	$8,948	$95,536
State, County, Municipals	134,667	24	28,930	105,761
Other securities	500	$-	$57	$443
Total	$239,645	$30	$37,935	$201,740

		Gross	Gross
December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$107,055	$-	$10,083	$96,972
State, County, Municipals	134,906	-	30,993	103,913
Other securities	500	-	63	437
Total	$242,461	$-	$41,139	$201,322

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
March 31, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$4,018	$-	$364	$3,654
Mortgage backed securities	305,356	-	21,219	284,137
State, County, Municipals	92,863	-	4,702	88,161
Total	$402,237	$-	$26,285	$375,952

		Gross	Gross
December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S.
Government agencies	$4,002	$-	$367	$3,635
Mortgage backed securities	309,748	-	24,654	285,094
State, County, Municipals	92,840	-	6,277	86,563
Total	$406,590	$-	$31,298	$375,292

During the third quarter of 2022, the Company reclassified $413,921 of securities available-for-sale to securities held-to-maturity. At the date of this transfer, the net unrealized holding loss on the transferred securities totaled approximately $71,319 ($53,525 net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held-to-maturity. The net unrealized holding loss is amortized over the remaining life of the securities in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At March 31, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $68,511 ($51,417, net of tax) compared to $69,612 ($52,244, net of tax) at December 31, 2022.

ACL on Securities

ASU 2016-13 applies to all financial instruments carried at amortized cost, including securities held-to-maturity, and makes targeted improvements to the accounting for credit losses on securities available-for-sale.

Under ASU 2016-13, the allowance for credit losses is an estimate measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

In order to comply with ASU 2016-13, the Company conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption are as follows:

●	High credit rating
●	Long history with no credit losses
●	Guaranteed by a sovereign entity
●	Widely recognized as “risk-free rate”
●	Can print its own currency

The Company will continuously monitor any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt the Company to reconsider its zero-credit loss assumption.

At the date of adoption, the Company’s estimated allowance for credit losses on securities available-for-sale and held-to-maturity under ASU 2016-13 was deemed immaterial due to the composition of these portfolios. Both portfolios consist primarily of U.S. government agency guaranteed mortgage-backed securities for which the risk of loss is minimal. Therefore, the Company did not recognize a cumulative effect adjustment through retained earnings related to the available-for-sale or held-to-maturity securities.

Securities Available-for-Sale

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available-for-sale. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike securities held-to-maturity, securities available-for-sale are evaluated on an individual level and pooling of securities is not allowed.

Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis to ensure that the changes in unrealized losses are, in fact, temporary in nature by correlating the changes to the yield curve movement.

Should it be determined that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow (“DCF”) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss the Company records will be limited to the amount by which the amortized cost exceeds the fair value.

The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service.

At March 31, 2023, the results of the analysis did not identify any available-for-sale securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available-for-sale.

Securities Held-to-Maturity

ASU 2016-13 requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist. The Company uses several levels of segmentation in order to measure expected credit losses:

●	The portfolio is segmented into agency and non-agency securities.
●	The non-agency securities consists primarily of municipal securities.

Each individual segment is categorized by third-party credit ratings.

As discussed above, the Company has determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed and attested to quarterly. The Company is using an internally built model to verify the accuracy of third-party provided calculations.

At March 31, 2023, the Company’s securities held-to-maturity totaled $402,237. The potential credit loss exposure was $92,863 and consisted of municipal securities. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2023.

At March 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual at March 31, 2023.

The Company monitors the credit quality of municipal securities held-to-maturity on a quarterly basis through credit ratings. The following table presents the amortized cost of the Company’s securities held-to-maturity by credit rating, as determined by Moody’s Investor Services, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Aaa	$16,791	$18,096
Aa1 to Aa3	41,492	40,174
Not Rated (1)	34,580	34,570
	$92,863	$92,840

(1) Not rated securities were municipals that did not have a current Moody’s rating as of the dates reported above. However, all not rated securities are investment grade and are rated between AAA and AA- by Standard and Poor’s rating agency.

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments for which an ACL has not been recorded, aggregated by investment category and length of impairment at March 31, 2023 and December 31, 2022.

March 31, 2023
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$55,492	$1,878	$36,256	$7,070	$91,748	$8,948
State, County, Municipal	16,842	466	87,008	28,464	103,850	28,930
Other securities	-	-	443	57	443	57
Total	$72,334	$2,344	$123,707	$35,591	$196,041	$37,935

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,654	$364	$3,654	$364
Mortgage backed securities	-	-	284,137	21,219	284,137	21,219
State, County, Municipal	-	-	88,161	4,702	88,161	4,702
Total	$-	$-	$375,952	$26,285	$375,952	$26,285

December 31, 2022
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$70,652	$3,838	$26,320	$6,245	$96,972	$10,083
State, County, Municipal	45,200	9,027	58,713	21,966	103,913	30,993
Other securities	-	-	437	63	437	63
Total	$115,852	$12,865	$85,470	$28,274	$201,322	$41,139

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,635	$367	$3,635	$367
Mortgage backed securities	17,882	1,332	267,212	23,322	285,094	24,654
State, County, Municipal	15,059	781	71,504	5,496	86,563	6,277
Total	$32,941	$2,113	$342,351	$29,185	$375,292	$31,298

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Contractual Maturities

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$720	$663	$-	$-
Due after one year through five years	3,155	3,076	-	-
Due after five years through ten years	5,275	5,008	-	-
Due after ten years	126,017	97,457	96,881	91,815
Residential mortgage backed securities	91,827	83,144	246,433	229,613
Commercial mortgage backed securities	12,651	12,392	58,923	54,524
Total	$239,645	$201,740	$402,237	$375,952

Securities Pledged

At March 31, 2023 and December 31, 2022, securities with a carrying value of $462,291 and $462,954, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

Note 7. LHFI and ACL

(in thousands, except number of loans)

The composition of LHFI at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Loans secured by real estate:
Land Development and Construction	$53,528	$52,731
Farmland	11,423	11,437
1-4 Family Mortgages	93,480	92,148
Commercial Real Estate	312,276	316,541
Total Real Estate Loans	470,707	472,857
Business Loans:
Commercial and Industrial Loans	80,207	96,500
Farm Production and Other Farm Loans	474	504
Total Business Loans	80,681	97,004
Consumer Loans:
Consumer Loans	13,072	12,992
Credit Cards	2,780	2,738
Total Consumer Loans	15,852	15,730
Gross LHFI	567,240	585,591

Less Allowance for credit losses	(6,017)	(5,264)

Net LHFI	$561,223	$580,327

Nonaccrual and Past Due LHFI

The amortized cost basis of period-end, nonaccrual and past due LHFI, segregated by class, were as follows:

	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
March 31, 2023
Loans secured by real estate:
Land Development and Construction	$-	$2	$-
Farmland	28	108	-
1-4 Family Mortgages	184	1,712	-
Commercial Real Estate	691	825	-
Total Real Estate Loansg	903	2,647	-
Business Loans:
Commercial and Industrial Loans	196	307	-
Farm Production and Other Farm Loans	-	-	-
Total Business Loans	196	307	-
Consumer Loans:
Consumer Loans	-	39	-
Credit Cards	-	-	5
Total Consumer Loans	-	39	5
Total	$1,099	$2,993	$5

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior period.

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Loans secured by real estate:
Land Development and Construction	$-	$4
Farmland	117	-
1-4 Family Mortgages	1,720	-
Commercial Real Estate	846	95
Total Real Estate Loans	2,683	99
Business Loans:
Commercial and Industrial Loans	281	-
Farm Production and Other Farm Loans	-	-
Total Business Loans	281	-
Consumer Loans:
Consumer Loans	24	-
Credit Cards	-	12
Total Consumer Loans	24	12
Total	$2,988	$111

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2023 and 2022.

An aging analysis of the amortized cost basis of LHFI (including nonaccrual LHFI), segregated by class, was as follows:

March 31, 2023	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$250	$-	$250	$53,278	$53,528
Farmland	233	-	233	11,190	11,423
1-4 Family Mortgages	1,527	216	1,743	91,737	93,480
Commercial Real Estate	640	504	1,144	311,132	312,276
Total Real Estate Loans	2,650	720	3,370	467,337	470,707
Business Loans:
Commercial and Industrial Loans	271	266	537	79,670	80,207
Farm Production and Other Farm Loans	-	-	-	474	474
Total Business Loans	271	266	537	80,144	80,681
Consumer Loans:
Consumer Loans	126	-	126	12,946	13,072
Credit Cards	60	5	65	2,715	2,780
Total Consumer Loans	186	5	191	15,661	15,852
Total	$3,107	$991	$4,098	$563,142	$567,240

December 31, 2022	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$-	$4	$4	$52,727	$52,731
Farmland	38	30	68	11,369	11,437
1-4 Family Mortgages	1,799	439	2,238	89,910	92,148
Commercial Real Estate	933	486	1,419	315,122	316,541
Total Real Estate Loans	2,770	959	3,729	469,128	472,857
Business Loans:
Commercial and Industrial Loans	109	277	386	96,114	96,500
Farm Production and Other Farm Loans	4	-	4	500	504
Total Business Loans	113	277	390	96,614	97,004
Consumer Loans:
Consumer Loans	66	23	89	12,903	12,992
Credit Cards	56	12	68	2,670	2,738
Total Consumer Loans	122	35	157	15,573	15,730
Total	$3,005	$1,271	$4,276	$581,315	$585,591

Impaired LHFI

Prior to the adoption of FASB ASC Topic 326, the Company’s individually evaluated impaired LHFI included all commercial substandard relationships of $100 or more, which were specifically reviewed for impairment and deemed impaired, and all LHFI classified as troubled-debt restructurings (“TDRs”) in accordance with FASB ASC Subtopic 310-10-50-20 “Impaired Loans.” Once a LHFI was deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value was charged off or a specific reserve was established.

No material interest income was recognized in the income statement on impaired LHFI for the period ended March 31, 2022.

The following disclosures are presented under GAAP in effect prior to the adoption of CECL that are no longer applicable or required. The Company has included these disclosures to address the applicable prior periods.

Loans formerly accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of December 31, 2022:

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real Estate:
Land Development and Construction	$-	$-	$-	$-	$-	$86
Farmland	30	30	-	30	-	32
1-4 Family Mortgages	190	190	-	190	-	479
Commercial Real Estate	3,023	795	2,066	2,861	116	1,996
Total Real Estate Loans	3,243	1,015	2,066	3,081	116	$2,593

Business Loans:
Commercial and Industrial Loans	304	196	-	196	-	$214
Total Business Loans	304	196	-	196	-	$214

Total Loans	$3,547	$1,211	$2,066	$3,277	$116	$2,807

Loan Modifications

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The amendments in this ASU were applied prospectively, and therefore, loan modification and charge off information is provided only for those items occurring after the January 1, 2023 adoption date.

Based on the guidance in ASU 2022-02, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loans are more than minor. If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification. There are additional disclosures for the modification of loans with borrowers experiencing financial difficulty that results in a direct change in the timing or amount of contractual cash flows. The disclosures are applicable to situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or a combination of any of these terms. If the Company modifies any loans to borrowers in financial distress that involves principal forgiveness, the amount of principal forgiven is charged off against the ACL.

The Company had no loan modifications to borrowers experiencing financial difficulties in the first quarter of 2023.

At March 31, 2023, LHFI classified as modified loans totaled $2,050. At March 31, 2023, modified loans were primarily comprised of interest rate concessions. The Company had $-0- thousand in unused commitments on modified loans at March 31, 2023.

The allocated ACL attributable to modified loans was $100 at March 31, 2023. The Company had no commitments to lend additional funds on this troubled debt restructuring as of March 31, 2023.

There were no loans modified within the last twelve months for which there was a payment default during the three months ended March 31, 2023.

At March 31, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate – 1-4 Family Mortgage in the process of foreclosure was $-0- and $-0-, respectively.

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2023:

March 31, 2023	Inventory	Real Estate	Receivables	Total
Loans secured by real estate:
Land Development and Construction	$-	$-	$-	$-
Farmland	-	28	-	28
1-4 Family Mortgages	-	184	-	184
Commercial Real Estate	-	2,741	-	2,741
Total Real Estate Loans	-	2,953	-	2,953
Business Loans:
Commercial and Industrial Loans	92	-	104	196
Farm Production and Other Farm Loans	-	-	-	-
Total Business Loans	92	-	104	196

Total	$92	$2,953	$104	$3,149

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The following provides a qualitative description by class of loan of the collateral that secures the Company’s collateral-dependent LHFI:

●

Loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

●

Business loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

Credit Quality Indicators

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

Grade 6. OTHER LOANS ESPECIALLY MENTIONED (“OLEM”) - Loans in this category are fundamentally sound but possess some weaknesses. OLEM loans have weaknesses, which may, if not checked or corrected, weaken the asset or inadequately protect the Bank's credit position at some future date. These loans have an identifiable weakness in credit, collateral, or repayment ability but there is no expectation of loss.

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at March 31, 2023.

The following table details the amortized cost basis of LHFI, segregated by loan origination year, grade and class, as of March 31, 2023:

Term Loans Amortized Cost Basis by Origination Year

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Loans secured by real estate:
Land Development and Construction
Satisfactory - Categories 1-4	$2,496	$7,876	$6,566	$7,982	$950	$1,167	$24,425	$51,462
Special Mention - Category 5 & 6	-	1,104	679	-	-	-	-	1,783
Substandard - Category 7	-	279	-	-	-	4	-	283
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Land Development and Construction	2,496	9,259	7,245	7,982	950	1,171	24,425	53,528

Farmland
Satisfactory - Categories 1-4	315	1,830	1,443	2,066	3,253	1,222	885	11,014
Special Mention - Category 5 & 6	-	-	88	-	138	38	-	264
Substandard - Category 7	-	37	17	11	29	51	-	145
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farmland	315	1,867	1,548	2,077	3,420	1,311	885	11,423

1-4 Family Mortgages
Satisfactory - Categories 1-4	4,356	20,671	12,882	12,645	11,051	9,529	16,911	88,045
Special Mention - Category 5 & 6	-	198	46	135	305	984	176	1,844
Substandard - Category 7	-	37	288	378	137	2,340	411	3,591
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total 1-4 Family Mortgages	4,356	20,906	13,216	13,158	11,493	12,853	17,498	93,480

Commercial Real Estate
Satisfactory - Categories 1-4	4,719	53,935	61,039	56,352	42,180	36,853	16,612	271,690
Special Mention - Category 5 & 6	66	2,493	2,285	1,073	1,487	463	-	7,867
Substandard - Category 7	-	187	3,758	2,805	269	25,700	-	32,719
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial Real Estate	4,785	56,615	67,082	60,230	43,936	63,016	16,612	312,276
Total Real Estate Loans	11,952	88,647	89,091	83,447	59,799	78,351	59,420	470,707
Business Loans:
Commercial and Industrial Loans
Satisfactory - Categories 1-4	1,706	24,185	5,629	14,380	6,906	11,748	10,546	75,100
Special Mention - Category 5 & 6	-	133	-	337	8	1,368	2,811	4,657
Substandard - Category 7	-	3	55	-	59	261	72	450
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial & Industrial Loans	1,706	24,321	5,684	14,717	6,973	13,377	13,429	80,207

Farm Production and Other Farm Loans
Satisfactory - Categories 1-4	-	272	-	9	-	92	91	464
Special Mention - Category 5 & 6	-	-	-	-	-	-	-	-
Substandard - Category 7	-	-	7	-	-	3	-	10
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farm Production & Other Farm Loans	-	272	7	9	-	95	91	474
Total Business Loans	1,706	24,593	5,691	14,726	6,973	13,472	13,520	80,681
Consumer Loans:
Satisfactory - Categories 1-4	2,158	5,697	2,454	946	962	317	240	12,774
Special Mention - Category 5 & 6	-	-	-	-	-	4	-	4
Substandard - Category 7	238	24	27	3	1	1	-	294
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Consumer Loans	2,396	5,721	2,481	949	963	322	240	13,072

Credit Cards
Performing	-	-	-	-	-	-	2,775	2,775
Nonperforming	-	-	-	-	-	-	5	5
Total Credit Card	-	-	-	-	-	-	2,780	2,780
Gross LHFI	$16,054	$118,961	$97,263	$99,122	$67,735	$92,145	$75,960	$567,240

Less ACL								(6,017)
Net LHFI								$561,223

There were no revolving loans converted to term loans during the three months ended March 31, 2023.

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior period.

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of December 31, 2022:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$50,015	$2,427	$289	$-	$-	$52,731
Farmland	10,832	269	336	-	-	11,437
1-4 Family Mortgages	85,861	1,816	4,471	-	-	92,148
Commercial Real Estate	274,901	7,975	33,665	-	-	316,541
Total Real Estate Loans	421,609	12,487	38,761	-	-	472,857

Business Loans:
Commercial and Industrial Loans	91,016	4,902	577	-	5	96,500
Farm Production and Other Farm Loans	491	-	13	-	-	504
Total Business Loans	91,507	4,902	590	-	5	97,004

Consumer Loans:
Credit Cards	2,670	-	68	-	-	2,738
Other Consumer Loans	12,934	7	51	-	-	12,992
Total Consumer Loans	15,604	7	119	-	-	15,730

Total Loans	$528,720	$17,396	$39,470	$-	$5	$585,591

Note 8. ACL on LHFI

The Company’s ACL methodology for LHFI is based upon guidance within ASC Subtopic 326-20 as well as applicable regulatory guidance. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within the Company’s existing LHFI portfolio. The ACL for LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL for the collective component, loans are segregated into loan pools based on loan product types and similar risk characteristics.

The loans secured by real estate segment includes loans for both commercial and residential properties. The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to a financial analysis of any proposed project. Additional support offered by guarantors is also considered. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

The business loan segment includes loans within the Company’s geographic markets made to many types of businesses for various purposes, such as short term working capital loans that are usually secured by accounts receivable and inventory and term financing for equipment and fixed asset purchases that are secured by those assets. The Company’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

The consumer LHFI portfolio segment is comprised of loans that are centrally underwritten based on a credit scoring system as well as an evaluation of the borrower’s repayment capacity, credit, and collateral. Property appraisals are obtained to assist in evaluating collateral. Loan-to-value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

The following table provides a description of each of the Company’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Methodology	Loss Drivers
Loans secured by real estate
	Land Development and Construction	Loss Rate	CRE Price Index, Real GDP, US Unemployment
	Farmland	Loss Rate	CRE Price Index, Real GDP, US Unemployment
	1-4 Family Mortgages	Loss Rate	CRE Price Index, Real GDP, US Unemployment
	Commercial Real Estate	Loss Rate	CRE Price Index, Real GDP, US Unemployment

Business loans
	Commercial and Industrial Loans	Loss Rate	US Unemployment, Nominal GDP
	Farm Production and Other Farm Loans	Loss Rate	US Unemployment, Nominal GDP

Consumer loans
	Consumer Loans	Loss Rate	Moody's Expected Consumer Credit Loss Model
	Credit Cards	WARM	Company loss history
	Overdrafts	WARM	Company loss history

The Loss Rate model is designed to operate at the portfolio segment level. These segments are relatively homogenous groups of loans with similar characteristics. Based on the average inputs of each segment, the model then calculates both quarterly and lifetime loss rates for the entire segment by loan. The lifetime loss rate is then multiplied by the amortized cost of each loan within a class to get a quantitative reserve.

The Company chose the Weighted Average Remaining Maturity (“WARM”) method for two loan classes that are relatively non-complex. The WARM methodology factors in the remaining life of each applicable loan class that must be calculated to be used within the quantitative model.

The Company determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, the Company uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of probability of default to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326.

In addition to the items mentioned above, the Company incorporates qualitative factors into the ACL methodology, including the following:

●	Lending expertise
●	Risk tolerance measured through lending policy requirements
●	Quality of the loan review system
●	Changes in collateral valuations
●	External factors within the Company’s operating region, including economic conditions
●	Impact of competition

The qualitative reserve is calculated by taking the quantitative reserve rate and multiplying this rate by the qualitative factor (“Q-factor”) scalar. The Q-factor scalar takes the average of all the Q-factors selected for a specific loan class. Each Q-factor is given a rating between 0 to 100 basis points (“bps”), with the 0 being no risk to 100 bps being the highest risk impact. Each Q-factor is evaluated and adjusted quarterly using both internal and external reports and data.

The following table details activity in the ACL by portfolio segment for the three months ended:

	Real	Business
March 31, 2023	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2023	$4,154	$713	$397	$5,264
FASB ASU 2016-13 adoption adjustment	665	56	(86)	635
Provision for credit losses ("PCL")	(46)	112	(19)	47
Chargeoffs	1	-	32	33
Recoveries	26	7	71	104
Net recoveries	(25)	(7)	(39)	(71)
Ending Balance	$4,798	$888	$331	$6,017

Period end allowance allocated to:
Loans individually evaluated for impairment	$100	$-	$-	$100
Loans collectively evaluated for impairment	4,698	888	331	5,917
Ending Balance, March 31, 2023	$4,798	$888	$331	$6,017

The following table details activity in the ACL by portfolio segment, based on the Company’s former allowance methodology prior to the adoption of ASC 326, for the three months ended:

	Real	Business
March 31, 2022	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
PCL	170	57	(134)	93
Chargeoffs	-	56	26	82
Recoveries	50	5	197	252
Net chargeoffs (recoveries)	(50)	51	(171)	(170)
Ending Balance	$3,842	$651	$283	$4,776

Period end allowance allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	3,842	651	283	4,776
Ending Balance, March 31, 2022	$3,842	$651	$283	$4,776

The Company recorded a provision for credit losses of $47 during the first quarter of 2023, as compared to a provision for credit losses of $93 recorded in the first quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, GDP and CRE price fluctuations. The provision activity during the current quarter was primarily driven by increased recessionary risks due to inflationary pressures partially offset by a decline in loans.

The following table represents gross charge-offs by year of origination for the date presented:

							Revolving	Total Charge-
	2023	2022	2021	2020	2019	Prior	Loans	Offs
Gross Charge-Offs
March 31, 2023
Loans secured by real estate:
Commercial Real Estate	$-	$-	$-	$-	$-	$1	$-	$1
Total Real Estate Loans	-	-	-	-	-	1	-	1

Total Consumer Loans	-	2	-	4	-	-	-	6

Total Credit Card	-	-	-	-	-	-	26	26

Net LHFI	$-	$2	$-	$4	$-	$1	$26	$33

ACL for Off-Balance Sheet Credit Exposure

The Company maintains a separate ACL for Off-Balance Sheet Credit Exposure, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. The Company estimates the amount of expected losses on off-balance sheet credit exposure by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.

The following table provides a roll-forward of the ACL for off-balance sheet credit exposure for the period presented:

For the three months ended March 31, 2023
ACL for off-balance sheet credit exposure:
Beginning balance	$-
FASB ASU 2016-13 adoption adjustment	677
PCL for off-balance sheet credit exposure	(41)
Ending Balance	$636

The Company recorded a negative PCL for off-balance sheet credit exposure of ($41) during the first quarter of 2023, The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, GDP and CRE price fluctuations. The negative provision during the current quarter was primarily driven by a decrease in unfunded loan commitments partially offset by increased recessionary risks due to inflationary pressures.

Note 9. Secured Line of Credit

(in thousands)

On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. As of March 31, 2023, the interest rate was 8%. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line. The Line is fully secured by the common stock of the Bank. The Line matures on June 9, 2023, at which time all unpaid interest and principal is due and payable.

	March 31, 2023	December 31, 2022
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000
Total credit facility	$20,000	$20,000

Note 10. Shareholders’ Equity

(in thousands, except share data)

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	(Loss) Income	Earnings	Total
Balance, January 1, 2023	5,603,570	$1,122	$18,448	$(83,070)	$102,525	$39,025
FASB ASU 2016-13 adoption adjustment					(984)	(984)
Net income	-	-	-	-	1,140	1,140
Dividends paid ($0.24 per share)	-	-	-	-	(1,346)	(1,346)
Restricted stock granted	3,868	-	-	-	-	-
Stock compensation expense	-	-	40	-	-	40
Other comprehensive loss, net	-	-	-	3,248	-	3,248
Balance, March 31, 2023	5,607,438	$1,122	$18,488	$(79,822)	$101,335	$41,123

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	-	-	-	-	2,036	2,036
Dividends paid ($0.24 per share)	-	-	-	-	(1,343)	(1,343)
Stock compensation expense	-	-	39	-	-	39
Other comprehensive loss, net	-	-	-	(43,682)	-	(43,682)
Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale

Mortgage-backed securities	$-	$95,536	$-	$95,536
State, county and municipal	-	105,761	-	105,761
Other securities	-	443	-	443
Total	$-	$201,740	$-	$201,740

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale
Mortgage-backed securities	$-	$96,972	$-	$96,972
State, county and municipal	-	103,913	-	103,913
Other securities	-	437	-	437
Total	$-	$201,322	$-	$201,322

The Company recorded no gains or losses in earnings for the period ended March 31, 2023 or December 31, 2022 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

Other real estate owned

OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically approximate 25% of the appraised value.

The following tables provide the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the balance sheets as of the dates presented and the level within the fair value hierarchy each is classified:

March 31, 2023
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$-	$-	$1,950	$1,950

Total	$-	$-	$1,950	$1,950

December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Impaired loans	$-	$-	$2,074	$2,074

Total	$-	$-	$2,074	$2,074

Impaired loans, whose fair value was remeasured during the period, with a carrying value of $2,050 and $2,190, had an allocated ACL of $100 and $116 at March 31, 2023 and December 31, 2022, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustment to OREO was necessary during the three-month period ended March 31, 2023 and the year ended December 31, 2022, respectively.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2023:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
March 31, 2023	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$15,600	$15,600	$-	$-	$15,600
Interest bearing deposits with banks	606	606	-	-	606
Securities held-to-maturity	402,237	-	375,952	-	375,952
Securities available-for-sale	201,740	-	201,740	-	201,740
Net LHFI	561,223	-	-	521,259	521,259

Financial liabilities
Deposits	$1,115,826	$929,637	$187,335	$-	$1,116,972
Securities sold under agreement to repurchase	98,532	98,532	-	-	98,532
Short-term borrowings	1,725	1,725	-	-	1,725
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2022:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2022	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,948	$26,948	$-	$-	$26,948
Interest bearing deposits with banks	1,646	1,646	-	-	1,646
Securities held-to-maturity	406,590	-	375,292	-	375,292
Securities available-for-sale	201,322	-	201,322	-	201,322
Net LHFI	580,327	-	-	541,173	541,173

Financial liabilities
Deposits	$1,126,402	$947,479	$178,902	$-	$1,126,381
Securities sold under agreement to repurchase	127,574	127,574	-	-	127,574
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(in thousands, except share and per share data)

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (the “Quarterly Report”) contains statements that constitute forward‑looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management's beliefs, plans, expectations and assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this Quarterly Report that do not relate to historical facts are intended to identify forward‑looking statements. These statements appear in a number of places in this Quarterly Report. The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements.

The risks and uncertainties that may affect the operation, performance, development and results of the business of Citizens Holding Company (the “Company”) and the Company’s wholly owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank” and collectively with the Company, the “Company”), include, but are not limited to, the following:

●	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;
●	adverse changes in asset quality and loan demand, and the potential insufficiency of the ACL and our ability to foreclose on delinquent mortgages;
●	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;
●	natural disasters, civil unrest, epidemics and other catastrophic events in the Company’s geographic area;
●	the impact of increasing inflation rates on the general economic, market or business conditions;
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

●	risks associated with national and global events, such as the conflict between Russia and Ukraine and supply chain disruptions;
●	risks associated with the recent failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, which have resulted in significant market volatility and less confidence in depository institutions; and
●	other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

The Bank was opened on February 8, 1908, as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At March 31, 2023, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,289,079 and total deposits of $1,115,935. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

CRITICAL ACCOUNTING POLICIES

For an overview of the Company’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2022 Annual Report. Additionally, as described more fully in our unaudited financial statements in Part I of this Quarterly report, especially Note 1, Impact of Recently-Issued Accounting Standards and Pronouncements and Note 8, ACL on LHFI, on January 1, 2023, the Company adopted ASC 326. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at March 31, 2023, was 14.35% and at December 31, 2022, was 14.58%. The decrease was due to a decrease in interest bearing cash and cash equivalents partially offset by an increase in the fair market value of investment securities as of March 31, 2023. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,115,826 at March 31, 2023, and $1,126,402 at December 31, 2022. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”), the Federal Reserve Bank Term Funding Program (“BTFP”) and federal funds lines with correspondent banks. The Company had $201,740 invested in available-for-sale investment securities at March 31, 2023, and $201,322 at December 31, 2022. The increase in securities available-for-sale is the result of an increase in the fair market value of investment securities partially offset by paydowns on investment securities.

The Company also had $606 in interest bearing deposits at other banks at March 31, 2023 and $1,646 at December 31, 2022. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $50,000 at March 31, 2023 and $45,000 at December 31, 2022. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At March 31, 2023, the Company had unused and available $197,867 of its line of credit with the FHLB and at December 31, 2022, the Company had unused and available $160,488 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2022 to March 31, 2023, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. In addition to the line of credit previously mentioned with the FHLB that is secured by pledged loans, the Company can also pledge investment securities at their current face value, less a predetermined discount amount, typically between 3 to 10%. This is similar to the BTFP except the Company can structure the terms of the line of credit with the FHLB and the BTFP is a one-year line of credit secured by investment securities at par. The Company has approximately $132,996 and $133,033 of unpledged securities at March 31, 2023 and December 31, 2022, respectively. The secured line of credit with FHN was originated on June 9, 2021. At March 31, 2023, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of $1,725 and $-0- as of March 31, 2023 and December 31, 2022, respectively. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short-term funding needs.

When the Company has more funds than it needs for its short-term liquidity needs, the Company increases its investment portfolio, increases the balances in interest bearing due from bank accounts or sells federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs. When deposits decline or do not grow sufficiently to fund loan demand, management will seek funding either through federal funds purchased or advances from the FHLB.

CAPITAL RESOURCES

Total shareholders’ equity was $41,123 at March 31, 2023, as compared to $39,025 at December 31, 2022.  The increase is a result of a change in AOCI caused by a decrease in the medium-term interest rates that has occurred since December 31, 2022. To help manage the AOCI volatility, the Company transferred securities to held-to-maturity during the third quarter 2022 to help further mitigate any future negative impacts on shareholders’ equity that could result from continued interest rate hikes. The unrealized loss that was frozen in AOCI at the time of the transfer will be amortized out of AOCI back into shareholders’ equity over the remaining life of the securities. Management does not intend to sell any securities at an unrealized loss position. Additionally, as noted in the Liquidity section of Item 2. of this Quarterly Report, the Company has sufficient liquidity options available if the need for short-term funds arises.

The Company paid aggregate cash dividends in the amount of $1,346, or $0.24 per share, during the three-month period ended March 31, 2023 compared to $1,343, or $0.24 per share, for the same period in 2022.

Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of March 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject and according to these requirements the Company and Bank are considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Citizens Holding Company
Tier 1 leverage ratio	$108,373	8.01%	$67,655	5.00%	$54,124	4.00%
Common Equity tier 1 capital ratio	108,373	13.57%	87,952	6.50%	60,890	4.50%
Tier 1 risk-based capital ratio	108,373	13.57%	63,871	8.00%	47,903	6.00%
Total risk-based capital ratio	114,390	14.33%	79,839	10.00%	63,871	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$125,673	9.29%	$67,636	5.00%	$54,109	4.00%
Common Equity tier 1 capital ratio	125,673	9.29%	87,927	6.50%	60,872	4.50%
Tier 1 risk-based capital ratio	125,673	15.75%	63,840	8.00%	47,880	6.00%
Total risk-based capital ratio	131,691	16.50%	79,800	10.00%	63,840	8.00%

December 31, 2022
Citizens Holding Company
Tier 1 leverage ratio	$108,756	7.96%	$68,352	5.00%	$54,682	4.00%
Common Equity tier 1 capital ratio	108,756	13.19%	88,858	6.50%	61,517	4.50%
Tier 1 risk-based capital ratio	108,756	13.19%	65,951	8.00%	49,463	6.00%
Total risk-based capital ratio	114,020	13.83%	82,438	10.00%	65,951	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$126,105	9.23%	$68,333	5.00%	$54,667	4.00%
Common Equity tier 1 capital ratio	126,105	9.23%	88,833	6.50%	61,500	4.50%
Tier 1 risk-based capital ratio	126,105	15.34%	65,759	8.00%	49,320	6.00%
Total risk-based capital ratio	131,370	15.98%	82,199	10.00%	65,759	8.00%

The Dodd-Frank Act requires the Federal Reserve Bank (“FRB”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Company (“FDIC”) to adopt regulations imposing a continuing “floor” on the risk based capital requirements. In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as “Basel III”. In early July 2013, each of the U.S. federal banking agencies adopted final rules relevant to us: (1) the Basel III regulatory capital reforms; and (2) the "standardized approach of Basel II for non-core banks and bank holding companies”, such as the Bank and the Company. The capital framework under Basel III replaced the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies.

Beginning January 1, 2015, the Company and the Bank began to comply with the final Basel III rules, which became effective on January 1, 2019. Among other things, the final Basel III rules impact regulatory capital ratios of banking organizations in the following manner:

●	Create a requirement to maintain a ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;
●	Increase the minimum leverage capital ratio to 4% for all banking organizations (currently 3% for certain banking organizations);
●	Increase the minimum Tier 1 risk-based capital ratio from 4% to 6%; and
●	Maintain the minimum total risk-based capital ratio at 8%.

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

Management believes that, as of March 31, 2023, the Company and the Bank met all capital adequacy requirements under Basel III.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months
	Ended March 31,
	2023	2022

Interest Income	$11,033	$9,054
Interest Expense	3,355	767

Net Interest Income	7,678	8,287
Provision for credit losses (PCL)	47	93

Net Interest Income After PCL	7,631	8,194
Other Income	2,363	2,533
Other Expense	8,700	8,301

Income Before Income Taxes	1,294	2,426
Income taxes	154	390

Net Income	$1,140	$2,036

Net Income Per share - Basic	$0.20	$0.36
Net Income Per Share-Diluted	$0.20	$0.36

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 11.49% for the three months ended March 31, 2023, and 8.53% for the corresponding period in 2022. The increase in ROE for the three months ended March 31, 2023 compared to the same period in 2022 was primarily the result of a decline in equity due to the unrealized losses on investments in AOCI.

Book value per share increased to $7.35 at March 31, 2023, compared to $6.97 at December 31, 2022. The increase in book value per share is directly attributable to the increase in shareholders’ equity resulting from the increase in AOCI caused by the decrease in medium-term interest rates. Average assets for the three months ended March 31, 2023 were $1,336,480 compared to $1,343,234 for the year ended December 31, 2022.

NET INTEREST INCOME / NET INTEREST MARGIN (“NIM”)

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

Net interest income was $7,678 for the three months ended March 31, 2023 as compared to $8,287 for the same respective time period in 2022.

The annualized net interest margin was 2.56% for the three months ended March 31, 2023, compared to 2.69% for the corresponding period of 2022. The decrease in net interest margin for the three months ended March 31, 2023, when compared to the same period in 2022, was mainly due to rising funding cost during late 2022 and early 2023. In addition, higher interest-bearing deposit balances as of March 31, 2023 increased the cost of funds to 135 basis point (“bps”) for the three months ended March 31, 2023 compared to 33 bps for the three months ended March 31, 2022. The linked-quarter interest expense increased $1,199, or (55.64%), to $3,354 from $2,155. Management expects continued pressure on NIM throughout the first half of 2023 as deposit competition remains tight.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

 TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,
	Average Balance		Income/Expense		Average Yield/Rate
	2023	2022	2023	2022	2023	2022
Loans:
LHFI(1)	$581,471	$578,127	$7,350	$6,426	5.06%	4.45%

Investment Securities
Taxable	443,731	462,140	2,305	1,698	2.08%	1.47%
Tax-exempt	202,333	210,915	1,331	1,183	2.63%	2.24%
Total Investment Securities	646,064	673,055	3,636	2,881	2.25%	1.71%

Federal Funds Sold and Other	27,993	32,790	322	13	4.60%	0.16%

Total Interest Earning Assets(1)(2)	1,255,528	1,283,972	11,308	9,320	3.60%	2.90%

Non-Earning Assets	80,952	68,737

Total Assets	$1,336,480	$1,352,709

Deposits:
Interest-bearing Demand
Deposits (3)	$505,099	$477,248	$980	$188	0.78%	0.16%
Savings	128,313	129,694	76	31	0.24%	0.10%
Time	188,212	219,785	765	337	1.63%	0.61%
Total Deposits	821,624	826,727	1,821	556	0.89%	0.27%

Borrowed Funds
Short-term Borrowings	150,867	99,221	1,188	60	3.15%	0.24%
Long-term Borrowings	18,000	18,000	346	151	7.69%	3.36%
Total Borrowed Funds	168,867	117,221	1,534	211	3.63%	0.72%
Total Interest-Bearing Liabilities (3)	990,491	943,948	3,355	767	1.35%	0.33%

Non-Interest Bearing Liabilities
Demand Deposits	292,445	300,428
Other Liabilities	13,851	12,871
Shareholders' Equity	39,693	95,462
Total Liabilities and Shareholders' Equity	$1,336,480	$1,352,709

Interest Rate Spread					2.25%	2.58%

Net Interest Margin			$7,953	$8,553	2.56%	2.69%

Less
Tax Equivalent Adjustment			275	266

Net Interest Income			$7,678	$8,287

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.

(2)	Earnings Assets in the table above does include the dividend paying stock of the Federal Home Loan Bank.

(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three months ended March 31, 2023, rapidly increasing deposit costs have been the larger driver of decreased profitability. Management believes net interest margin should contract some more in the second quarter and then level off for the remainder of 2023. Management remains focused on loan growth to help offset the increased funding costs.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2023 compared to the same respective period in 2022:

	TABLE 2 - VOLUME/RATE ANALYSIS
		(in thousands)
	Three Months Ended March 31,
	2023 Change from 2022
	Volume	Rate	Total
INTEREST INCOME

LHFI	$37	887	$924
Taxable Securities	(68)	675	607
Non-Taxable Securities	(48)	196	148
Federal Funds Sold and Other	(2)	311	309

TOTAL INTEREST INCOME	$(81)	$2,069	$1,988

INTEREST EXPENSE

Interest-bearing demand deposits	$11	781	792
Savings Deposits	(0)	45	45
Time Deposits	(48)	476	428
Short-term borrowings	31	1,097	1,128
Long-term borrowings	-	195	195

TOTAL INTEREST EXPENSE	$(7)	$2,595	2,588

NET INTEREST INCOME	$(74)	$(526)	$(600)

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

The Company charges off that portion of any loan that the Company’s management and Board of Directors has determined to be a loss. A loan is generally considered by management to represent a loss, in whole or in part, when exposure beyond the collateral value is apparent, servicing of the unsecured portion has been discontinued or collection is not anticipated based on the borrower's financial condition. The general economic conditions in the borrower’s industry influence this determination. The principal amount of any loan that is declared a loss is charged against the Company’s ACL.

The Company’s ACL is designed to provide for loan losses that can be reasonably anticipated. The ACL is established through charges to operating expenses in the form of provisions for credit losses. Actual loan losses or recoveries are charged or credited to the ACL. Management determines the amount of the allowance, and the Board of Directors reviews and approves the ACL. Among the factors considered in determining the ACL are the current financial condition of the Company’s borrowers and the value of security, if any, for their loans. Estimates of future economic conditions and their impact on various industries and individual borrowers are also taken into consideration, as are the Company’s historical loan loss experience and reports of banking regulatory authorities. As these estimates, factors and evaluations are primarily judgmental, no assurance can be given as to whether the Company will sustain loan losses in excess or below its allowance or that subsequent evaluation of the loan portfolio may not require material increases or decreases in such allowance.

The following table summarizes the Company’s ACL for the dates indicated:

	Quarter Ended		Year Ended		Amount of	Percent of
	March 31,		December 31,		Increase	Increase
	2023		2022		(Decrease)	(Decrease)

BALANCES:
Gross loans	$567,240		$585,591		$(18,351)	(3.13% )
ACL	6,017		5,264		753	14.30%
Nonaccrual loans	2,993		2,988		5	0.17%
Ratios:
ACL to gross loans	1.06%		0.90%
Net loans recovered to ACL(1)	(1.18%	)	(11.91%	)

(1) Quarter ended amount annualized.

The PCL for the three months ended March 31, 2023 was $47. The PCL was primarily driven by a net decrease in loan balances of $18,351 during the quarter partially offset with qualitative factor adjustments due to continued inflationary risk concerns in both the local and national economy. The Company’s model used to calculate the PCL is described in depth in Note 8 of the Consolidated Financial Statements. The ACL to LHFI was 1.06% and 0.82% at March 31, 2023 and 2022, respectively, and 0.90% at December 31, 2022 representing a level management considers commensurate with the present risk in the loan portfolio.

For the three months ended March 31, 2023, net loan losses recovered to the ACL totaled $71, a decrease of $99 in net recoveries from the $170 in net recoveries in the same period in 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the ACL. The PCL is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three months ended March 31, 2023 that have not been charged off or appropriately reserved for in the ACL. Management also believes that the Company’s ACL will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional PCL’s may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended March 31, 2023 was $2,363, a decrease of $170, or (6.71%), from $2,533 in the same period in 2022. Service charges on deposit accounts were $914 in the three months ended March 31, 2023, compared to $945 for the same period in 2022. Included in the service charges on deposit accounts line item for the three months ended March 31, 2023, overdraft income decreased by $20, or (3.05%) from the same period in 2022. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income increased marginally by $1 ,or 0.12%, to $923 for the three months ended March 31, 2023, compared to $922 for the same period in 2022. Other operating income not derived from service charges or fees decreased $151, or (26.82%) to $412 in the three months ended March 31, 2023, compared to $563 for the same period in 2022. This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the three months ended March 31, 2023 by $118, or (57.84%), to $86 compared to $204 for the same period in 2022.

The following is a detail of the other major income classifications that were included in other operation income on the income statement:

	For the Three Months
	Ended March 31,
Other income	2023	2022

BOLI Income	$119	$121
Mortgage Loan Origination Income	86	204
Gain on sale of OREO	-	65
Other Income	207	173

Total other income	$412	$563

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended March 31, 2023 and 2022 were $8,700 and $8,301, respectively, an increase of $399, or 4.81%. Salaries and benefits increased $256, or 5.77%, to $4,695 for the three months ended March 31, 2023 when compared to the same period in 2022.  Occupancy expense increased by $70, or 3.94%, to $1,845 for the three months ended March 31, 2023, compared to $1,775 for the same period of 2022. The increase in occupancy expense is the result of the Company replacing Automated Teller Machines (“ATMs”) and Interactive Teller Machines (“ITMs”) at several branch locations throughout the quarter. For the three months ended March 31, 2023, other expense increased $73, or 3.50% to $2,160 compared to $2,087 for the same period in 2022. The increase in other expense is primarily the result of an increase in professional fees coupled with check fraud losses of $138 that occurred during the first quarter of 2023 that are included in the Other expense line item on the Consolidated Statements of Income.

The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months
	Ended March 31,
Other Expense	2023	2022

Advertising	$47	$131
Office Supplies	231	209
Professional Fees	280	219
Technology expense	109	116
Postage and Freight	144	138
Loan Collection Expense	24	7
Regulatory and related expense	196	204
Debit Card/ATM expense	206	188
Write down on OREO	-	42
Travel and Convention	68	52
Other expenses	855	781

Total other expense	$2,160	$2,087

The Company’s efficiency ratio for the three months ended March 31, 2023 was 87.15%, compared to 75.33% for the same period in 2022. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Cash and due from banks	$15,600	$26,948	$(11,348)	(42.11%	)
Interest bearing deposits with other banks	606	1,646	(1,040)	(63.18%	)
Investment securities held to maturity	402,237	406,590	(4,353)	(1.07%	)
Investment securities available for sale	201,740	201,322	418	0.21%
Net LHFI	561,223	580,327	(19,104)	(3.29%	)
Premises and equipment	27,561	27,705	(144)	(0.52%	)
Total assets	1,289,470	1,324,003	(34,533)	(2.61%	)

Total deposits	1,115,826	1,126,402	(10,576)	(0.94%	)

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at March 31, 2023 was $15,600, which was a decrease of $11,348 from the balance of $26,948 at December 31, 2022. Interest bearing deposits with other banks decreased by $1,040, or (63.18%), to $606 at March 31, 2023 compared to $1,646 at December 31, 2022.

INVESTMENT SECURITIES

The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at March 31, 2023 decreased by $7,229, or 1.11%, to $641,822 from $649,051 at December 31, 2022 when comparing the amortized cost of the Company’s investments securities. The decrease is primarily a result of the mortgage-backed securities portfolio monthly paydowns.

LHFI

The Company’s gross loan balance decreased by $18,351, or (3.13%), during the three months ended March 31, 2023, to $567,240 from $585,591 at December 31, 2022. The year-to-date decline in loan growth primarily reflects paydown activity in excess of new loans coupled with management’s strategic reduction of substandard loans during the quarter. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	March 31,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Noninterest-Bearing Deposits	$288,466	$299,112	$(10,646)	(3.56%	)
Interest-Bearing Deposits	514,485	515,337	(852)	(0.17%	)
Savings Deposits	126,686	133,030	(6,344)	(4.77%	)
Certificates of Deposit	186,189	178,923	7,266	4.06%

Total deposits	$1,115,826	$1,126,402	$(10,576)	-0.94%

All deposit accounts except for certificates of deposits decreased during the three months ended March 31, 2023. The decrease in deposit accounts is directly attributable to customers moving noninterest-bearing deposits to certificates of deposits due to the current rate environment coupled with the aforementioned increased deposit competition. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	-12.1%	-4.9%	-12.0%	-2.2%
+300 basis points	-8.3%	-2.9%	-7.9%	-0.4%
+200 basis points	-4.6%	-1.0%	-3.9%	1.0%
+100 basis points	-1.5%	0.3%	-0.8%	1.6%
Flat rates	-	-	-	-
-100 basis points	0.8%	-1.0%	1.3%	-1.2%
-200 basis points	2.8%	-1.2%	2.6%	-2.5%

The following table presents the change in our economic value of equity as of March 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2023	December 31, 2022
+400 basis points	-40.4%	-33.1%
+300 basis points	-31.2%	-24.7%
+200 basis points	-21.1%	-16.6%
+100 basis points	-10.7%	-8.3%
Flat rates	-	-
-100 basis points	6.5%	5.1%
-200 basis points	8.6%	5.7%

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

As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. We also desire to acquire deposit transaction accounts, particularly non-interest or low interest-bearing non-maturity deposit accounts, whose cost is less sensitive to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of March 31, 2023 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.

Other than the risk factor set forth below, there has been no material change in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Recent Events Impacting the Financial Services Industry

The recent high-profile bank failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events are occurring during a period of continued interest rate increases by the Federal Reserve which, among other things, have resulted in unrealized losses in longer-duration securities held by banks, increased competition for bank deposits and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

These rapid bank failures have also highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media, and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. While regulators and large banks have taken steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, there can be no guarantee that these steps will stabilize the financial services industry and financial markets. In addition, regulators may adopt new regulations or increase FDIC insurance costs, which could increase our costs of doing business.

ITEM 6.	EXHIBITS.

Exhibits

10(1)	Employment Agreement, dated January 11, 2023 by and between the Citizens Bank of Philadelphia and Stacy M. Brantley
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101	Financial Statements submitted in Inline XBRL format.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

BY:	/s/ Stacy M. Brantley
Stacy M. Brantley
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Phillip R. Branch
Phillip R. Branch
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

DATE: May 15, 2023