Form 10-Q
period 2023-06-30
CITIZENS HOLDING CO /MS/
filed 2023-08-14
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-15375

CITIZENS HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0666512
(State or other jurisdiction of	(IRS Employer Identification No.)
Company or organization)

521 Main Street, Philadelphia, MS	39350
(Address of principal executive offices)	(Zip Code)

601-656-4692

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	CIZN	NASDAQ Global Market

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2023 :

Title	Outstanding
Common Stock, $0.20 par value	5,616,438

CITIZENS HOLDING COMPANY

PART I.‐ FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$17,086	$26,948
Interest bearing deposits with other banks	862	1,646
Cash and cash equivalents	17,948	28,594
Investment securities held-to-maturity, at amortized cost	396,931	406,590
Investment securities available-for-sale, at fair value	196,866	201,322
Loans held for investment (LHFI) (1)	574,734	585,591
Less allowance for credit losses (ACL), LHFI (1)	6,397	5,264
Net LHFI	568,337	580,327
Premises and equipment, net	27,381	27,705
Other real estate owned, net	1,009	1,179
Accrued interest receivable	4,766	4,864
Cash surrender value of life insurance	26,062	25,724
Deferred tax assets, net	29,346	29,574
Identifiable intangible assets, net	13,386	13,442
Other assets	7,307	4,682

Total Assets	$1,289,339	$1,324,003

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$281,812	$299,112
Interest bearing deposits	821,260	827,290
Total deposits	1,103,072	1,126,402

Securities sold under agreement to repurchase	109,526	127,574
Short-term borrowings	4,000	-
Borrowings on secured line of credit	18,000	18,000
Deferred compensation payable	10,104	9,868
Other liabilities	4,496	3,134
Total liabilities	1,249,198	1,284,978

Shareholders' Equity
Common stock, $0.20 par value, 22,500,000 shares authorized, Issued and outstanding: 5,616,438 shares - June 30, 2023; 5,603,570 shares - December 31, 2022	1,123	1,122
Additional paid-in capital	18,519	18,448
Accumulated other comprehensive loss, net of tax benefit of $26,674 at March 31, 2023 and $29,355 at December 31, 2022	(80,238)	(83,070)
Retained earnings	100,737	102,525

Total shareholders' equity	40,141	39,025

Total liabilities and shareholders' equity	$1,289,339	$1,324,003

(1) Effective January 1, 2023, Citizens adopted FASB ASU 2016-13 using the modified restrospective approach.  Therefore prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$7,529	$6,639	$14,852	$13,036
Interest on securities
Taxable	2,262	1,901	4,568	3,598
Nontaxable	1,070	983	2,135	1,930
Other interest	297	37	636	50
Total interest income	11,158	9,560	22,191	18,614
Interest Expense
Deposits	2,449	528	4,270	1,084
Other borrowed funds	1,295	269	2,829	480
Total interest expense	3,744	797	7,099	1,564
Net Interest Income	7,414	8,763	15,092	17,050
Provision for credit losses (PCL)	417	56	464	149
Net Interest Income After PCL	6,997	8,707	14,628	16,901

Other Income
Service charges on deposit accounts	890	967	1,804	1,912
Other service charges and fees	1,071	1,094	2,108	2,119
Other operating income, net	300	702	712	1,265
Total other income	2,261	2,763	4,624	5,296
Other Expense
Salaries and employee benefits	4,710	4,412	9,405	8,851
Occupancy expense	1,856	1,711	3,701	3,486
Other expense	2,471	2,309	4,631	4,396
Total other expense	9,037	8,432	17,737	16,733

Income Before Income Taxes	221	3,038	1,515	5,464

Income taxes	(79)	497	75	887

Net Income	$300	$2,541	$1,440	$4,577

Earings Per Share
-Basic	$0.05	$0.45	$0.26	$0.82
-Diluted	$0.05	$0.45	$0.26	$0.82

Dividends Paid Per Share	$0.16	$0.24	$0.40	$0.48

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Net income	$300	$2,541	$1,440	$4,577

Other comprehensive (loss) income

Securities available-for-sale
Unrealized holding (losses) gains during the period	(1,771)	(50,978)	1,457	(109,182)
Income tax effect	442	12,719	(364)	27,241
Net unrealized (losses) gains	(1,329)	(38,259)	1,093	(81,941)

Amortization of net unrealized losses on securities transferred from AFS to HTM	1,216	-	2,317	-
Income tax effect	(303)	-	(578)	-
Net unrealized gains	913	-	1,739	-

Total other comprehensive (loss) income	(416)	(38,259)	2,832	(81,941)

Comprehensive (loss) income	$(116)	$(35,718)	$4,272	$(77,364)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2023	2022

Operating Activities

Net cash provided by operating activities	$2,085	$6,778

Investing Activities
Proceeds from maturities, paydowns and calls of securities available-for-sale	5,494	28,258
Proceeds from maturities, paydowns and calls of securities held-to-maturity	11,001	-
Purchases of investment securities	-	(71,190)
Purchases of bank premises and equipment	(328)	(479)
Net change in FHLB stock	(316)	(784)
Proceeds from sale of other real estate owned	149	1,151
Proceeds from death benefit of bank-owned life insurance	-	813
Net change in loans	10,891	(17,310)

Net cash provided by (used in) investing activities	26,891	(59,541)

Financing Activities
Net change in deposits	(23,330)	6,095
Net change in securities sold under agreement to repurchase	(18,048)	11,402
Net change in short-term borrowings	4,000	-
Payment of dividends	(2,244)	(2,688)

Net cash (used in) provided by financing activities	(39,622)	14,809

Net decrease in cash and cash equivalents	(10,646)	(37,954)
Cash and cash equivalents, beginning of period	28,594	79,236
Cash and cash equivalents, end of period	$17,948	$41,282

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2023

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

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

	December 31, 2022	Impact of FASB ASU		January 1, 2023
	(as reported)	2016-13 Adoption		(adjusted)
Assets:
ACL	$(5,264)	$(634)		$(5,898)
Deferred tax assets, net	29,574	327		29,901
Liabilities:
ACL on off-balance sheet exposures	-	677	[2]	677
Shareholders' equity:
Retained earnings	$102,525	$(984)		$101,541

[2]

The allowance for credit losses on unfunded laon commitments is included in "Other liabilities" in the accompanying consolidated balance sheet. The related provision for credit losses on unfunded loan commitments is included in "Provision for credit losses" in the accompanying consolidated statements of income for the three and six months ended June 30, 2023.

Additionally, the Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and thus the measurement of the ACL in the Company’s loan portfolio. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets and totaled $1,938 and $1,981 at June 30, 2023 and December 31, 2022, respectively, and is excluded from estimated credit losses.

Note 2. Commitments and Contingent Liabilities

(in thousands)

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of June 30, 2023, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $68,680 compared to an aggregate unused balance of $75,602 at December 31, 2022. There were $3,488 letters of credit outstanding at June 30, 2023 and $5,438 at December 31, 2022. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	5,601,213	5,592,782	5,598,299	5,589,958
Dilutive effect of stock based compensation	-	-	202	-

Diluted weighted average shares outstanding	5,601,213	5,592,782	5,598,501	5,589,958

Net income	$300	$2,541	$1,440	$4,577
Net income per share-basic	$0.05	$0.45	$0.26	$0.82
Net income per share-diluted	$0.05	$0.45	$0.26	$0.82

Note 4. Equity Compensation Plans

(in thousands, except per share data)

The Company has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Company intends to use for future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

No options were outstanding under the 2013 Plan as of June 30, 2023.

During 2023, the Company’s directors received restricted stock grants totaling 9,000 shares of common stock under the 2013 Plan. These grants vest over a one-year period ending April 28, 2024 during which time the recipients have rights to vote the shares and to receive dividends. The grant date fair value of these shares was $112 and is expensed ratably over the one-year vesting period.

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

Note 5. Income Taxes

(in thousands)

For the three months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes totaling ($79) and $497, respectively. The effective tax rate was (35.75%) and 16.36% for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes totaling $75 and $887, respectively. The effective tax rate was 4.95% and 16.23% for the six months ended June 30, 2023 and 2022, respectively.

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

Note 6. Securities Available-for-Sale and Held-to-Maturity

(in thousands)

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
June 30, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$101,834	$-	$10,731	$91,103
State, County, Municipals	134,210	10	28,898	105,322
Other securities	500	$-	$59	$441
Total	$236,544	$10	$39,688	$196,866

		Gross	Gross
December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$107,055	$-	$10,083	$96,972
State, County, Municipals	134,906	-	30,993	103,913
Other securities	500	-	63	437
Total	$242,461	$-	$41,139	$201,322

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
June 30, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$4,033	$-	$434	$3,599
Mortgage backed securities	300,013	-	28,570	271,443
State, County, Municipals	92,885	-	4,752	88,133
Total	$396,931	$-	$33,756	$363,175

		Gross	Gross
December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$4,002	$-	$367	$3,635
Mortgage backed securities	309,748	-	24,654	285,094
State, County, Municipals	92,840	-	6,277	86,563
Total	$406,590	$-	$31,298	$375,292

During the third quarter of 2022, the Company reclassified $413,921 of securities available-for-sale to securities held-to-maturity. At the date of this transfer, the net unrealized holding loss on the transferred securities totaled approximately $71,319 ($53,525 net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held-to-maturity. The net unrealized holding loss is amortized over the remaining life of the securities in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At June 30, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $67,294 ($50,505, net of tax) compared to $69,612 ($52,244, net of tax) at December 31, 2022.

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

At June 30, 2023, the results of the analysis did not identify any available-for-sale securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available-for-sale.

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

As discussed above, the Company has determined that for certain classes of securities it would be appropriate to conclude the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed and attested to quarterly.  The Company is using an internally built model to verify the accuracy of third-party provided calculations.

At June 30, 2023, the Company’s securities held-to-maturity totaled $396,931.  The potential credit loss exposure was $92,885 and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at June 30, 2023.

At June 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments.  The Company had no securities held-to-maturity classified as nonaccrual at June 30, 2023.

The Company monitors the credit quality of municipal securities held-to-maturity on a quarterly basis through credit ratings.  The following table presents the amortized cost of the Company’s securities held-to-maturity by credit rating, as determined by Moody’s Investor Services, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Aaa	$16,811	$18,096
Aa1 to Aa3	41,485	40,174
Not Rated (1)	34,589	34,570
	$92,885	$92,840

(1) Not rated securities were municipals that did not have a current Moody’s rating as of the dates reported above. However, all not rated securities are investment grade and are rated between AAA and AA- by Standard and Poor’s rating agency.

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments for which an ACL has not been recorded, aggregated by investment category and length of impairment at June 30, 2023 and December 31, 2022.

June 30, 2023
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$36,816	$1,464	$54,287	$9,267	$91,103	$10,731
State, County, Municipal	12,246	322	91,816	28,576	$104,062	28,898
Other securities	-	-	441	59	441	59
Total	$49,062	$1,786	$146,544	$37,902	$195,606	$39,688

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,599	$434	$3,599	$434
Mortgage backed securities	-	-	271,443	28,570	271,443	28,570
State, County, Municipal	-	-	88,133	4,752	88,133	4,752
Total	$-	$-	$363,175	$33,756	$363,175	$33,756

December 31, 2022
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$70,652	$3,838	$26,320	$6,245	$96,972	$10,083
State, County, Municipal	45,200	9,027	58,713	21,966	103,913	30,993
Other securities	-	-	437	63	437	63
Total	$115,852	$12,865	$85,470	$28,274	$201,322	$41,139

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,635	$367	$3,635	$367
Mortgage backed securities	17,882	1,332	267,212	23,322	285,094	24,654
State, County, Municipal	15,059	781	71,504	5,496	86,563	6,277
Total	$32,941	$2,113	$342,351	$29,185	$375,292	$31,298

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Contractual Maturities

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$500	$441	$-	$-
Due after one year through five years	3,302	3,178	-	-
Due after five years through ten years	5,514	5,115	-	-
Due after ten years	125,394	97,029	96,918	91,732
Residential mortgage backed securities	89,186	78,883	241,713	219,821
Commercial mortgage backed securities	12,648	12,220	58,300	51,622
Total	$236,544	$196,866	$396,931	$363,175

Securities Pledged

At June 30, 2023 and December 31, 2022, securities with a carrying value of $444,663 and $462,954, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

Note 7. LHFI and ACL

(in thousands, except number of loans)

The composition of LHFI at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Loans secured by real estate:
Land Development and Construction	$57,623	$52,731
Farmland	11,496	11,437
1-4 Family Mortgages	91,540	92,148
Commercial Real Estate	319,903	316,541
Total Real Estate Loans	480,562	472,857
Business Loans:
Commercial and Industrial Loans	77,346	96,500
Farm Production and Other Farm Loans	418	504
Total Business Loans	77,764	97,004
Consumer Loans:
Consumer Loans	13,531	12,992
Credit Cards	2,877	2,738
Total Consumer Loans	16,408	15,730
Gross LHFI	574,734	585,591

Less Allowance for credit losses	(6,397)	(5,264)

Net LHFI	$568,337	$580,327

Nonaccrual and Past Due LHFI

The amortized cost basis of period-end, nonaccrual and past due LHFI, segregated by class, were as follows:

	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
June 30, 2023
Loans secured by real estate:
Land Development and Construction	$-	$-	$-
Farmland	27	119	-
1-4 Family Mortgages	178	1,771	145
Commercial Real Estate	180	766	-
Total Real Estate Loans	385	2,656	145
Business Loans:
Commercial and Industrial Loans	124	303	-
Farm Production and Other Farm Loans	-	-	-
Total Business Loans	124	303	-
Consumer Loans:
Consumer Loans	-	36	-
Credit Cards	-	-	15
Total Consumer Loans	-	36	15
Total	$509	$2,995	$160

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior period.

	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
December 31, 2022
Loans secured by real estate:
Land Development and Construction	$-	$4
Farmland	117	-
1-4 Family Mortgages	1,720	-
Commercial Real Estate	846	95
Total Real Estate Loans	2,683	99
Business Loans:
Commercial and Industrial Loans	281	-
Farm Production and Other Farm Loans	-	-
Total Business Loans	281	-
Consumer Loans:
Consumer Loans	24	-
Credit Cards	-	12
Total Consumer Loans	24	12
Total	$2,988	$111

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2023 and 2022.

An aging analysis of the amortized cost basis of LHFI (including nonaccrual LHFI), segregated by class, was as follows:

June 30, 2023	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$247	$-	$247	$57,376	$57,623
Farmland	72	19	91	11,405	11,496
1-4 Family Mortgages	976	400	1,376	90,164	91,540
Commercial Real Estate	437	-	437	319,466	319,903
Total Real Estate Loans	1,732	419	2,151	478,411	480,562
Business Loans:
Commercial and Industrial Loans	141	266	407	76,939	77,346
Farm Production and Other Farm Loans	6	-	6	412	418
Total Business Loans	147	266	413	77,351	77,764
Consumer Loans:
Consumer Loans	116	-	116	13,415	13,531
Credit Cards	74	15	89	2,788	2,877
Total Consumer Loans	190	15	205	16,203	16,408
Total	$2,069	$700	$2,769	$571,965	$574,734

December 31, 2022	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$-	$4	$4	$52,727	$52,731
Farmland	38	30	68	11,369	11,437
1-4 Family Mortgages	1,799	439	2,238	89,910	92,148
Commercial Real Estate	933	486	1,419	315,122	316,541
Total Real Estate Loans	2,770	959	3,729	469,128	472,857
Business Loans:
Commercial and Industrial Loans	109	277	386	96,114	96,500
Farm Production and Other Farm Loans	4	-	4	500	504
Total Business Loans	113	277	390	96,614	97,004
Consumer Loans:
Consumer Loans	66	23	89	12,903	12,992
Credit Cards	56	12	68	2,670	2,738
Total Consumer Loans	122	35	157	15,573	15,730
Total	$3,005	$1,271	$4,276	$581,315	$585,591

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

No material interest income was recognized in the income statement on impaired LHFI for the periods ended June 30, 2023 and 2022.

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

The Company had no loan modifications to borrowers experiencing financial difficulties in the second quarter of 2023.

At June 30, 2023, LHFI classified as modified loans totaled $2,035. At June 30, 2023, modified loans were primarily comprised of interest rate concessions. The Company had $-0- thousand in unused commitments on modified loans at June 30, 2023.

The allocated ACL attributable to modified loans was $90 at June 30, 2023. The Company had no commitments to lend additional funds on this troubled debt restructuring as of June 30, 2023.

There were no loans modified within the last twelve months for which there was a payment default during the three and six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate – 1-4 Family Mortgage in the process of foreclosure was $-0- and $-0-, respectively.

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2023:

June 30, 2023	Inventory	Real Estate	Receivables	Total
Loans secured by real estate:
Land Development and Construction	$-	$247	$-	$247
Farmland	-	27	-	27
1-4 Family Mortgages	-	178	-	178
Commercial Real Estate	-	2,619	-	2,619
Total Real Estate Loans	-	3,071	-	3,071
Business Loans:
Commercial and Industrial Loans	92	-	32	124
Farm Production and Other Farm Loans	-	-	-	-
Total Business Loans	92	-	32	124

Total	$92	$3,071	$32	$3,195

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at June 30, 2023.

The following table details the amortized cost basis of LHFI, segregated by loan origination year, grade and class, as of June 30, 2023:

Term Loans Amortized Cost Basis by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Loans secured by real estate:
Land Development and Construction
Satisfactory - Categories 1-4	$8,956	$6,215	$3,460	$10,320	$930	$929	$24,741	$55,551
Special Mention - Category 5 & 6	-	872	679	-	-	-	-	1,551
Substandard - Category 7	-	520	-	-	-	1	-	521
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Land Development and Construction	8,956	7,607	4,139	10,320	930	930	24,741	57,623

Farmland
Satisfactory - Categories 1-4	1,043	1,725	1,383	1,954	3,158	840	1,000	11,103
Special Mention - Category 5 & 6	-	-	87	-	135	38	-	260
Substandard - Category 7	-	34	14	8	28	49	-	133
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farmland	1,043	1,759	1,484	1,962	3,321	927	1,000	11,496

1-4 Family Mortgages
Satisfactory - Categories 1-4	5,620	20,038	12,390	12,315	10,445	8,523	16,850	86,181
Special Mention - Category 5 & 6	-	193	97	125	302	789	149	1,655
Substandard - Category 7	42	36	280	368	164	2,225	589	3,704
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total 1-4 Family Mortgages	5,662	20,267	12,767	12,808	10,911	11,537	17,588	91,540

Commercial Real Estate
Satisfactory - Categories 1-4	33,197	53,441	59,556	55,449	28,943	34,035	18,866	283,487
Special Mention - Category 5 & 6	9,340	2,468	2,264	958	1,473	306	-	16,809
Substandard - Category 7	-	247	3,707	-	267	15,386	-	19,607
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial Real Estate	42,537	56,156	65,527	56,407	30,683	49,727	18,866	319,903
Total Real Estate Loans	58,198	85,789	83,917	81,497	45,845	63,121	62,195	480,562
Business Loans:
Commercial and Industrial Loans
Satisfactory - Categories 1-4	5,626	22,677	5,145	14,639	6,591	11,556	6,449	72,683
Special Mention - Category 5 & 6	-	127	-	307	6	1,007	2,783	4,230
Substandard - Category 7	-	19	102	-	46	194	72	433
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial & Industrial	5,626	22,823	5,247	14,946	6,643	12,757	9,304	77,346

Farm Production and Other Farm Loans
Satisfactory - Categories 1-4	-	232	-	9	-	90	79	410
Special Mention - Category 5 & 6	-	-	-	-	-	-	-	-
Substandard - Category 7	-	-	6	-	-	2	-	8
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farm Production & Other Farm	-	232	6	9	-	92	79	418
Total Business Loans	5,626	23,055	5,253	14,955	6,643	12,849	9,383	77,764
Consumer Loans:
Satisfactory - Categories 1-4	3,889	4,727	1,961	824	913	299	260	12,873
Special Mention - Category 5 & 6	-	-	-	-	-	-	-	-
Substandard - Category 7	592	39	25	2	-	-	-	658
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Consumer Loans	4,481	4,766	1,986	826	913	299	260	13,531

Credit Cards
Performing	-	-	-	-	-	-	2,876	2,876
Nonperforming	-	-	-	-	-	-	1	1
Total Credit Card	-	-	-	-	-	-	2,877	2,877
Gross LHFI	$68,305	$113,610	$91,156	$97,278	$53,401	$76,269	$74,715	$574,734

Less ACL								(6,397)
Net LHFI								$568,337

There were no revolving loans converted to term loans during the three and six months ended June 30, 2023.

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

The following table details activity in the ACL by portfolio segment for the three and six months ended June 30, 2023:

	Real	Business
	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2023	$4,154	$713	$397	$5,264
FASB ASU 2016-13 adoption adjustment	665	56	(86)	635
Provision for credit losses ("PCL")	(46)	112	(19)	47
Chargeoffs	1	-	32	33
Recoveries	26	7	71	104
Net recoveries	(25)	(7)	(39)	(71)
Ending Balance March 31, 2023	$4,798	$888	$331	$6,017
Provision for credit losses ("PCL")	564	(222)	30	372
Chargeoffs	18	67	34	119
Recoveries	46	5	60	111
Net recoveries	(28)	62	(26)	8
Ending Balance June 30, 2023	$5,334	$728	$335	$6,397
Period end allowance allocated to:
Loans individually evaluated for impairment	$99	$-	$-	$99
Loans collectively evaluated for impairment	5,235	728	335	6,298
Ending Balance, June 30, 2023	$5,334	$728	$335	$6,397
June 30, 2023
Loans individually evaluated for specific impairment	$3,071	$124	$-	$3,195
Loans collectively evaluated for general impairment	477,491	77,640	16,408	571,539
	$480,562	$77,764	$16,408	$574,734

The following table details activity in the ACL by portfolio segment, based on the Company’s former allowance methodology prior to the adoption of ASC 326, for the three andsix months ended June 30, 2022:

	Real	Business
	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
PCL	170	57	(134)	93
Chargeoffs	-	56	26	82
Recoveries	50	5	197	252
Net chargeoffs (recoveries)	(50)	51	(171)	(170)
Ending Balance March 31, 2022	$3,842	$651	$283	$4,776
Provision for credit losses ("PCL")	81	8	(33)	56
Chargeoffs	1	-	20	21
Recoveries	60	15	160	235
Net recoveries	(59)	(15)	(140)	(214)
Ending Balance June 30, 2022	$3,982	$674	$390	$5,046
Period end allowance allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	3,982	674	390	5,046
Ending Balance, June 30, 2022	$3,982	$674	$390	$5,046
June 30, 2022
Loans individually evaluated for specific impairment	$3,081	$196	$-	$3,277
Loans collectively evaluated for general impairment	469,776	96,808	15,730	582,314
	$472,857	$97,004	$15,730	$585,591

The Company recorded a provision for credit losses of $372 during the second quarter of 2023, as compared to a provision for credit losses of $56 recorded in the second quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, GDP and CRE price fluctuations. The provision activity during the current quarter was primarily driven by increased recessionary risks due to inflationary pressures partially offset by a decline in loans.

The following table represents gross charge-offs by year of origination for the date presented:

							Revolving	Total Charge-
	2023	2022	2021	2020	2019	Prior	Loans	Offs
Gross Charge-Offs
June 30, 2023
Loans secured by real estate:
Commercial Real Estate	$-	$-	$-	$-	$5	$14	$-	$19
Total Real Estate Loans	-	-	-	-	5	14	-	19

Business Loans
Commercial and Industrial Loans	-	-	-	-	-	67	-	67
Total Business Loans	-	-	-	-	-	67	-	67

Total Consumer Loans	-	11	1	4	-	-	-	16

Total Credit Card	-	-	-	-	-	-	50	50

Net LHFI	$-	$11	$1	$4	$5	$81	$50	$152

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

The following table provides a roll-forward of the ACL for off-balance sheet credit exposure for the period presented:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2023	2023
ACL for off-balance sheet credit exposure:
Beginning balance	$636	$-
FASB ASU 2016-13 adoption adjustment	-	677
PCL for off-balance sheet credit exposure	45	4
Ending Balance	$681	$681

The Company recorded a PCL for off-balance sheet credit exposure for the three and six months ended June 30, 2023 of $45 and $4, respectively. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, GDP and CRE price fluctuations. The provision during the current quarter was primarily driven by increased recessionary risk due to inflationary pressures partially offset by a decrease in unfunded loan commitments.

Note 9. Secured Line of Credit

(in thousands)

On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank.  The proceeds of the Line were used to enhance the Bank’s capital structure.  The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. As of June 30, 2023, when the line was renewed, the interest rate was 8.25%. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line.  The Line is fully secured by the common stock of the Bank.  The renewed Line matures on June 9, 2024, at which time all unpaid interest and principal is due and payable.

	June 30, 2023	December 31, 2022
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000
Total credit facility	$20,000	$20,000

Note 10. Shareholders’ Equity

(in thousands, except share data)

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	(Loss) Income	Earnings	Total
Balance, January 1, 2023	5,603,570	$1,122	$18,448	$(83,070)	$102,525	$39,025
FASB ASU 2016-13 adoption adjustment					(984)	(984)
Net income	-	-	-	-	1,140	1,140
Dividends paid ($0.24 per share)	-	-	-	-	(1,346)	(1,346)
Restricted stock granted	3,868	-	-	-	-	-
Stock compensation expense	-	-	40	-	-	40
Other comprehensive loss, net	-	-	-	3,248	-	3,248
Balance, March 31, 2023	5,607,438	$1,122	$18,488	$(79,822)	$101,335	$41,123
Net income	-	-	-	-	300	300
Dividends paid ($0.16 per share)	-	-	-	-	(898)	(898)
Restricted stock granted	9,000	1	(1)	-	-	-
Stock compensation expense	-	-	32	-	-	32
Other comprehensive loss, net	-	-	-	(416)	-	(416)
Balance, June 30, 2023	5,616,438	$1,123	$18,519	$(80,238)	$100,737	$40,141

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	-	-	-	-	2,036	2,036
Dividends paid ($0.24 per share)	-	-	-	-	(1,343)	(1,343)
Stock compensation expense	-	-	39	-	-	39
Other comprehensive loss, net	-	-	-	(43,682)	-	(43,682)
Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950
Net income	-	-	-	-	2,541	2,541
Dividends paid ($0.24 per share)	-	-	-	-	(1,345)	(1,345)
Restricted stock granted	8,250	1	(1)	-	-	-
Stock compensation expense	-	-	39	-	-	39
Other comprehensive income, net	-	-	-	(38,259)	-	(38,259)
Balance, June 30, 2022	5,603,570	1,121	18,370	(93,736)	100,171	25,926

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale

Mortgage-backed securities	$-	$91,103	$-	$91,103
State, county and municipal	-	105,322	-	105,322
Other securities	-	441	-	441
Total	$-	$196,866	$-	$196,866

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale
Mortgage-backed securities	$-	$96,972	$-	$96,972
State, county and municipal	-	103,913	-	103,913
Other securities	-	437	-	437
Total	$-	$201,322	$-	$201,322

The Company recorded no gains or losses in earnings for the period ended June 30, 2023 or December 31, 2022 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

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

The following tables provide the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the balance sheets as of the dates presented and the level within the fair value hierarchy each is classified:

June 30, 2023
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Loans individually evaluated for impairment	$-	$-	$2,340	$2,340

Total	$-	$-	$2,340	$2,340

December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Loans individually evaluated for impairment	$-	$-	$2,074	$2,074

Total	$-	$-	$2,074	$2,074

Individually evaluated loans, whose fair value was remeasured during the period, with a carrying value of $2,439 and $2,190, had an allocated ACL of $99 and $116 at June 30, 2023 and December 31, 2022, respectively.  The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustment to OREO was necessary during the three- and six-month period ended June 30, 2023 and the year ended December 31, 2022, respectively.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
June 30, 2023	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$17,086	$17,086	$-	$-	$17,086
Interest bearing deposits with banks	862	862	-	-	862
Securities held-to-maturity	396,931	-	363,175	-	363,175
Securities available-for-sale	196,866	-	196,866	-	196,866
Net LHFI	568,337	-	-	531,812	531,812

Financial liabilities
Deposits	$1,103,072	$904,008	$199,605	$-	$1,103,316
Securities sold under agreement to repurchase	109,526	109,526	-	-	109,526
Short-term borrowings	4,000	4,000	-	-	4,000
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2022	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,948	$26,948	$-	$-	$26,948
Interest bearing deposits with banks	1,646	1,646	-	-	1,646
Securities held-to-maturity	406,590	-	375,292	-	375,292
Securities available-for-sale	201,322	-	201,322	-	201,322
Net LHFI	580,327	-	-	541,173	541,173

Financial liabilities
Deposits	$1,126,402	$947,479	$178,902	$-	$1,126,381
Securities sold under agreement to repurchase	127,574	127,574	-	-	127,574
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

●	increased competition from other financial institutions, in particular with respect to deposits, and the risk of failure to achieve our business strategies;
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
●

risks associated with the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank, which have resulted in significant market volatility and less confidence in depository institutions;

●	internal and external factors affecting net interest margin; and
●	other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

The Bank was opened on February 8, 1908, as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At June 30, 2023, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,288,649 and total deposits of $1,103,121. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

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

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net deposits and short-term liabilities divided by the sum of net cash, short-term investments and marketable assets. This measurement for liquidity of the Company at June 30, 2023, was 13.39% and at December 31, 2022, was 14.58%. The decrease was due to a decrease in interest bearing cash and cash equivalents partially offset by an increase in the fair market value of investment securities as of June 30, 2023. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,103,072 at June 30, 2023, and $1,126,402 at December 31, 2022. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”), the Federal Reserve Bank Term Funding Program (“BTFP”) and federal funds lines with correspondent banks. The Company had $196,866 invested in available-for-sale investment securities at June 30, 2023, and $201,322 at December 31, 2022. The decrease in securities available-for-sale is the result of paydowns on investment securities partially offset by an increase in the fair market value of investment securities.

The Company also had $862 in interest bearing deposits at other banks at June 30, 2023 and $1,646 at December 31, 2022. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $50,000 at June 30, 2023 and $45,000 at December 31, 2022. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At June 30, 2023, the Company had unused and available $190,612 of its line of credit with the FHLB and at December 31, 2022, the Company had unused and available $160,488 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2022 to June 30, 2023, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. In addition to the line of credit previously mentioned with the FHLB that is secured by pledged loans, the Company can also pledge investment securities at their current face value, less a predetermined discount amount, typically between 3 to 10%. This is similar to the BTFP except the Company can structure the terms of the line of credit with the FHLB and the BTFP is a one-year line of credit secured by investment securities at par. The Company has approximately $132,739 and $133,033 of unpledged securities at June 30, 2023 and December 31, 2022, respectively. The secured line of credit with FHN was originated on June 9, 2021. At June 30, 2023, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of $4,000 and $-0- as of June 30, 2023 and December 31, 2022, respectively. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short-term funding needs.

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

CAPITAL RESOURCES

Total shareholders’ equity was $40,141 at June 30, 2023, as compared to $39,025 at December 31, 2022. The increase is a result of a change in AOCI caused by a decrease in the medium-term interest rates that has occurred since December 31, 2022. To help manage the AOCI volatility, the Company transferred securities to held-to-maturity during the third quarter 2022 to help further mitigate any future negative impacts on shareholders’ equity that could result from continued interest rate hikes. The unrealized loss that was frozen in AOCI at the time of the transfer will be amortized out of AOCI back into shareholders’ equity over the remaining life of the securities. Management does not intend to sell any securities at an unrealized loss position. Additionally, as noted in the Liquidity section of Item 2. of this Quarterly Report, the Company has sufficient liquidity options available if the need for short-term funds arises.

The Company paid aggregate cash dividends in the amount of $2,244, or $0.40 per share, during the six-month period ended June 30, 2023 compared to $2,688, or $0.48 per share, for the same period in 2022.

Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of June 30, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject and according to these requirements the Company and Bank are considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Citizens Holding Company
Tier 1 leverage ratio	$107,933	8.17%	$66,033	5.00%	$52,826	4.00%
Common Equity tier 1 capital ratio	107,933	8.17	85,842	6.50	59,429	4.50
Tier 1 risk-based capital ratio	107,933	13.50	64,532	8.00	48,399	6.00
Total risk-based capital ratio	114,136	14.28	80,665	10.00	64,532	8.00
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$125,193	9.48	$66,007	5.00	$52,806	4.00
Common Equity tier 1 capital ratio	125,193	7.96	85,809	6.50	59,406	4.50
Tier 1 risk-based capital ratio	125,193	15.53	64,477	8.00	48,358	6.00
Total risk-based capital ratio	131,396	16.30	80,596	10.00	64,477	8.00

December 31, 2022
Citizens Holding Company
Tier 1 leverage ratio	$108,756	7.96%	$68,352	5.00%	$54,682	4.00%
Common Equity tier 1 capital ratio	108,756	7.96	88,858	6.50	61,517	4.50
Tier 1 risk-based capital ratio	108,756	13.19	65,951	8.00	49,463	6.00
Total risk-based capital ratio	114,020	13.83	82,438	10.00	65,951	8.00
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$126,105	9.23	$68,333	5.00	$54,667	4.00
Common Equity tier 1 capital ratio	126,105	9.23	88,833	6.50	61,500	4.50
Tier 1 risk-based capital ratio	126,105	15.34	65,759	8.00	49,320	6.00
Total risk-based capital ratio	131,370	15.98	82,199	10.00	65,759	8.00

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

Management believes that, as of June 30, 2023, the Company and the Bank met all capital adequacy requirements under Basel III.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Interest Income	$11,158	$9,560	$22,191	$18,614
Interest Expense	3,744	797	7,099	1,564

Net Interest Income	7,414	8,763	15,092	17,050
Provision for credit losses (PCL)	417	56	464	149

Net Interest Income After PCL	6,997	8,707	14,628	16,901
Other Income	2,261	2,763	4,624	5,296
Other Expense	9,037	8,432	17,737	16,733

Income Before Income Taxes	221	3,038	1,515	5,464
Income taxes	(79)	497	75	887

Net Income	$300	$2,541	$1,440	$4,577

Net Income Per share - Basic	$0.05	$0.45	$0.26	$0.82
Net Income Per Share-Diluted	$0.05	$0.45	$0.26	$0.82

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 3.02% for the three months ended June 30, 2023, and 15.97% for the corresponding period in 2022. Annualized ROE was 7.26% for the six months ended June 30, 2023, and 11.52% for the corresponding period in 2022. The decrease in ROE for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily the result of a increase in equity due to the decline in net income and unrealized losses on investments in AOCI.

Book value per share increased to $7.17 at June 30, 2023, compared to $6.97 at December 31, 2022. The increase in book value per share is directly attributable to the increase in shareholders’ equity resulting from the increase in AOCI caused by the decrease in medium-term interest rates. Average assets for the six months ended June 30, 2023 were $1,320,107 compared to $1,343,234 for the year ended December 31, 2022.

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

Net interest income was $7,414 and $15,092 for the three and six months ended June 30, 2023 as compared to $8,763 and $17,050 for the same respective time periods in 2022.

The annualized net interest margin was 2.55% for the three months ended June 30, 2023, compared to 2.78% for the corresponding period of 2022. Additionally, the annualized net interest margin was 2.54% for the six months ended June 30, 2023 and 2.74% for the corresponding period of 2022. The decrease in net interest margin for the three and six months ended June 30, 2023, when compared to the same periods in 2022, was mainly due to rising funding costs during late 2022 and 2023. In addition, the shift from non-interest bearing deposits to higher interest-bearing deposits as of June 30, 2023 increased the cost of funds to 147 and 145 basis point (“bps”) for the three and six months ended June 30, 2023 compared to 33 bps for the three and six months ended June 30, 2022. The linked-quarter interest expense increased for the three and six months ended June 30,2023 by $2,948, or 369.85%, and 5,535, or 353.88%, respectively. Management expects continued pressure on NIM throughout 2023 as deposit competition remains tight.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2023	2022	2023	2022	2023	2022
Loans:
LHFI(1)	$578,300	$590,407	$7,556	$6,667	5.23%	4.52%

Investment Securities
Taxable	442,254	474,366	2,263	1,901	2.05%	1.60%
Tax-exempt	202,258	214,330	1,337	1,229	2.64%	2.29%
Total Investment Securities	644,512	688,697	3,600	3,130	2.23%	1.82%

Federal Funds Sold and Other	26,571	22,634	297	37	4.47%	0.65%

Total Interest Earning Assets(1)(2)	1,249,383	1,301,738	11,453	9,834	3.67%	3.02%

Non-Earning Assets	80,598	32,786

Total Assets	$1,329,981	$1,334,523

Deposits:
Interest-bearing Demand Deposits (3)	507,028	$490,712	$1,190	$207	0.94%	0.17%
Savings	127,098	134,774	93	33	0.29%	0.10%
Time	189,631	202,027	1,166	288	2.46%	0.57%
Total Deposits	823,756	827,513	2,449	528	1.19%	0.26%

Borrowed Funds
Short-term Borrowings	144,157	106,153	948	83	2.63%	0.31%
Long-term Borrowings	18,000	18,000	347	186	7.71%	4.13%
Total Borrowed Funds	162,157	124,153	1,295	269	3.19%	0.87%
Total Interest-Bearing Liabilities (3)	985,913	951,665	3,744	797	1.52%	0.33%

Non-Interest Bearing Liabilities
Demand Deposits	290,463	305,677
Other Liabilities	13,926	13,533
Shareholders' Equity	39,680	63,648
Total Liabilities and Shareholders' Equity	$1,329,981	$1,334,523

Interest Rate Spread					2.15%	2.69%

Net Interest Margin			$7,709	$9,037	2.55%	2.78%

Less
Tax Equivalent Adjustment			295	274

Net Interest Income			$7,414	$8,763

	Six Months Ended June 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2023	2022	2023	2022	2023	2022
Loans:
Loans, net of unearned(1)	$573,481	$584,301	$14,906	$13,093	5.20%	4.48%

Investment Securities
Taxable	440,011	468,287	4,568	3,598	2.08%	1.54%
Tax-exempt	202,144	212,632	2,668	2,412	2.64%	2.27%
Total Investment Securities	642,155	680,919	7,236	6,010	2.25%	1.77%

Federal Funds Sold and Other	24,411	27,684	636	50	5.21%	0.36%

Total Interest Earning Assets(1)(2)	1,240,047	1,292,904	22,778	19,153	3.67%	2.96%

Non-Earning Assets	80,060	50,662

Total Assets	$1,320,107	$1,343,566

Deposits:
Interest-bearing Demand Deposits (3)	$509,958	$484,017	$2,170	$395	0.85%	0.16%
Savings	125,251	132,248	169	64	0.27%	0.10%
Time	191,786	210,857	1,931	625	2.01%	0.59%
Total Deposits	826,995	827,122	4,270	1,084	1.03%	0.26%

Borrowed Funds
Short-term Borrowings	133,963	102,706	2,136	143	3.19%	0.28%
Long-term Borrowings	18,000	18,000	693	337	7.70%	3.74%
Total Borrowed Funds	151,963	120,706	2,829	480	3.72%	0.80%
Total Interest-Bearing Liabilities (3)	978,958	947,828	7,099	1,564	1.45%	0.33%

Non-Interest Bearing Liabilities
Demand Deposits	287,451	303,067
Other Liabilities	14,039	13,204
Shareholders' Equity	39,659	79,467
Total Liabilities and Shareholders' Equity	$1,320,107	$1,343,566

Interest Rate Spread					2.22%	2.63%

Net Interest Margin			$15,679	$17,589	2.54%	2.74%

Less
Tax Equivalent Adjustment			587	539

Net Interest Income			$15,092	$17,050

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above includes the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three and six months ended June 30, 2023, rapidly increasing deposit costs have been the larger driver of decreased profitability. Management believes net interest margin should contract some more in the third quarter and then level off for the remainder of 2023. Management remains focused on loan growth to help offset the increased funding costs.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2023 compared to the same respective periods in 2022:

TABLE 2 - VOLUME/RATE ANALYSIS
(in thousands)
	Three Months Ended June 30, 2023
	2023 Change from 2022
	Volume	Rate	Total
INTEREST INCOME

LHFI	$(137)	$1,026	$889
Taxable Securities	(129)	491	362
Non-Taxable Securities	(69)	177	108
Federal Funds Sold and Other	6	254	260

TOTAL INTEREST INCOME	$328	$1,947	$1,619

INTEREST EXPENSE

Interest-bearing demand deposits	$7	$976	$983
Savings Deposits	(2)	62	60
Time Deposits	(18)	896	878
Short-term borrowings	30	835	865
Long-term borrowings	-	161	161

TOTAL INTEREST EXPENSE	$17	$2,930	$2,947

NET INTEREST INCOME	$(345)	$(983)	$(1,328)

	Six Months Ended June 30, 2023
	2023 Change from 2022
	Volume	Rate	Total
INTEREST INCOME

Loans	$(242)	$2,055	$1,813
Taxable Securities	(217)	1,187	970
Non-Taxable Securities	(119)	375	256
Federal Funds Sold and Other	(6)	592	586

TOTAL INTEREST INCOME	$(585)	$4,210	$3,625

INTEREST EXPENSE

Interest-bearing demand deposits	$21	$1,754	$1,775
Savings Deposits	(3)	108	105
Time Deposits	(57)	1,363	1,306
Short-term borrowings	44	1,949	1,993
Long-term borrowings	-	356	356

TOTAL INTEREST EXPENSE	$5	$5,530	$5,535

NET INTEREST INCOME	$(589)	$(1,321)	$(1,910)

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

The following table summarizes the Company’s ACL for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

BALANCES:
Gross loans	$574,734	$585,591	$(10,857)	(1.85%)
ACL	6,397	5,264	1,133	21.52%
Nonaccrual loans	2,995	2,988	7	0.23%
Ratios:
ACL to gross loans	1.11%	0.90%
Net loans recovered to ACL(1)	(1.11%)	(11.91%)

(1) Quarter ended amount annualized.

The PCL for the three months ended June 30, 2023 was $417. The PCL was primarily driven by an increase in qualitative factor adjustments due to continued inflationary risk concerns in both the local and national economy partially offset by a net decrease in loan balances of $10,857 during the quarter. The Company’s model used to calculate the PCL is described in depth in Note 8 of the Consolidated Financial Statements. The ACL to LHFI was 1.11% and 0.86% at June 30, 2023 and 2022, respectively, and 0.90% at December 31, 2022 representing a level management considers commensurate with the present risk in the loan portfolio.

For the three months ended June 30, 2023, net loan losses recovered to the ACL totaled $11, a decrease of $203 in net recoveries from the $214 in net recoveries in the same period in 2022. For the six months ended June 30, 2023, net loan losses recovered to the allowance for loan losses totaled $64, a decrease of $320 in net recoveries from $384 in the same period in 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the ACL. The PCL is adjusted when specific items reflect a need for such an adjustment.  Management believes that there were no material loan losses during the three and six months ended June 30, 2023 that have not been charged off or appropriately reserved for in the ACL. Management also believes that the Company’s ACL will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional PCL’s may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended June 30, 2023 was $2,261, a decrease of $502, or (18.17%), from $2,763 in the same period in 2022. Service charges on deposit accounts were $890 in the three months ended June 30, 2023, compared to $967 for the same period in 2022.  Included in the service charges on deposit accounts line item for the three months ended June 30, 2023, overdraft income decreased by $67, or (9.60%) from the same period in 2022. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income decreased by $27, or 2.78%, to $945 for the three months ended June 30, 2023, compared to $972 for the same period in 2022.  Other operating income not derived from service charges or fees decreased $402, or (57.26%) to $300 in the three months ended June 30, 2023, compared to $702 for the same period in 2022.  This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the three months ended June 30, 2023 by $121, or (57.62%), to $89 compared to $210 for the same period in 2022.

Other income for the six months ended June 30, 2023 was $4,624, a decrease of $672, or (12.69%), from $5,296 in the same period in 2022. Service charges on deposit accounts were $1,804 in the six months ended June 30, 2023, compared to $1,912 for the same period in 2022. Included in the service charges on deposit accounts line item for the three months ended June 30, 2023, overdraft income decreased by $88, or (6.42%) from the same period in 2022. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income decreased by $25, or 1.32%, to $1,868 for the six months ended June 30, 2023, compared to $1,893 for the same period in 2022.  Other operating income not derived from service charges or fees decreased $553, or (43.72%) to $712 in the six months ended June 30, 2023, compared to $1,265 for the same period in 2022.  This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the six months ended June 30, 2023 by $239, or (57.73%), to $175 compared to $414 for the same period in 2022.

The following is a detail of the other major income classifications that were included in other operating income on the income statement:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other income	2023	2022	2023	2022

BOLI Income	$121	$120	$240	$241
Mortgage Loan Origination Income	89	210	175	414
Gain on sale of OREO	-	16	-	81
Other Income	90	356	297	529

Total other income	$300	$702	$712	$1,265

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended June 30, 2023 and 2022 were $9,037 and $8,432, respectively, an increase of $605, or 7.18%. Salaries and benefits increased $298, or 6.75%, to $4,710 for the three months ended June 30, 2023 when compared to the same period in 2022.  Occupancy expense increased by $145, or 8.47%, to $1,856 for the three months ended June 30, 2023, compared to $1,711 for the same period of 2022. The increase in occupancy expense is the result of the Company replacing ATMs and ITMs at several branch locations throughout the second quarter of 2023. For the three months ended June 30, 2023, other expense increased $162, or 12.38% to $2,471 compared to $2,309 for the same period in 2022. The increase in other expense is primarily the result of an increase in professional fees coupled with check fraud losses of $50 that occurred during the second quarter of 2023 that are included in the Other expense line item on the Consolidated Statements of Income.

Aggregate non-interest expenses for the six months ended June 30, 2023 and 2022 were $17,737 and $16,733, respectively, an increase of $1,004, or 6.00%. Salaries and benefits increased $554, or 6.26%, to $9,405 for the six months ended June 30, 2023 when compared to the same period in 2022.  Occupancy expense increased by $215, or 6.17%, to $3,701 for the six months ended June 30, 2023, compared to $3,486 for the same period of 2022. The increase in occupancy expense is the result of the Company replacing ATMs and ITMs at several branch locations throughout the first six months. For the six months ended June 30, 2023, other expense increased $235, or 5.35% to $4,631 compared to $4,396 for the same period in 2022. The increase in other expense is primarily the result of an increase in professional fees coupled with check fraud losses of $188 that occurred during the first six months of 2023 that are included in the Other expense line item on the Consolidated Statements of Income.

The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Other Expense	2023	2022	2023	2022

Advertising	$191	$172	$238	$303
Office Supplies	248	250	479	459
Professional Fees	249	223	529	442
Technology expense	111	109	220	225
Postage and Freight	144	168	288	306
Loan Collection Expense	22	13	46	20
Regulatory and related expense	231	208	427	412
Debit Card/ATM expense	995	202	1,201	390
Write down on OREO	-	-	-	42
Travel and Convention	10	63	78	115
Other expenses	270	901	1,125	1,682

Total other expense	$2,471	$2,309	$4,631	$4,396

The Company’s efficiency ratio for the three and six months ended June 30, 2023 was 92.64% and 89.41%, compared to 71.83% and 73.51% for the same period in 2022, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Cash and due from banks	$17,086	$26,948	$(9,862)	(36.60%	)
Interest bearing deposits with other banks	862	1,646	(784)	(47.63%	)
Investment securities held to maturity	396,931	406,590	(9,659)	(2.38%	)
Investment securities available for sale	196,866	201,322	(4,456)	(2.21%	)
Net LHFI	568,337	580,327	(11,990)	(2.07%	)
Total assets	1,289,339	1,324,003	(34,664)	(2.62%	)

Total deposits	1,103,072	1,126,402	(23,330)	(2.07%	)

Total shareholders' equity	40,141	39,025	1,116	2.86%

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at June 30, 2023 was $17,086, which was a decrease of $9,862 from the balance of $26,948 at December 31, 2022. Interest bearing deposits with other banks decreased by $784, or (47.63%), to $862 at June 30, 2023 compared to $1,646 at December 31, 2022.

INVESTMENT SECURITIES

The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at June 30, 2023 decreased by $15,576, or 2.40%, to $633,475 from $649,051 at December 31, 2022 when comparing the amortized cost of the Company’s investments securities. The decrease is primarily a result of the mortgage-backed securities portfolio monthly paydowns.

LHFI

The Company’s gross loan balance decreased by $10,857, or (1.85%), during the six months ended June 30, 2023, to $574,734 from $585,591 at December 31, 2022. The year-to-date decline in loan growth primarily reflects paydown activity in excess of new loans coupled with management’s strategic reduction of substandard loans during the quarter. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	June 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Noninterest-Bearing Deposits	$281,812	$299,112	$(17,300)	(5.78%)
Interest-Bearing Deposits	500,235	515,337	(15,102)	(2.93%)
Savings Deposits	121,961	133,030	(11,069)	(8.32%)
Certificates of Deposit	199,064	178,923	20,141	11.26%

Total deposits	$1,103,072	$1,126,402	$(23,330)	(2.07%)

All deposit accounts except for certificates of deposits decreased during the six months ended June 30, 2023.  The decrease in deposit accounts is directly attributable to customers moving noninterest-bearing deposits to certificates of deposits due to the current rate environment coupled with the aforementioned increased deposit competition.  Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

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

The following table summarizes the simulated change in net interest income assuming a static balance sheet versus unchanged rates as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Following	Months	Following	Months
	12 months	13-24	12 months	13-24
+400 basis points	-14.0%	-6.2%	-12.0%	-2.2%
+300 basis points	-9.8	-3.9	-7.9	-0.4
+200 basis points	-5.6	-1.7	-3.9	1.0
+100 basis points	-2.0	-0.1	-0.8	1.6
Flat rates	-	-	-	-
-100 basis points	1.2	-0.8	1.3	-1.2
-200 basis points	3.7	-0.5	2.6	-2.5

The following table presents the change in our economic value of equity as of June 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2023	December 31, 2022
+400 basis points	-39.5%	-33.1%
+300 basis points	-30.5	-24.7
+200 basis points	-20.7	-16.6
+100 basis points	-10.4	-8.3
Flat rates	-	-
-100 basis points	6.9	5.1
-200 basis points	9.3	5.7

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

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibits

10(1)	First Amendment to Loan Agreement and Revolving Credit Note, as of June 26, 2023, between Citizens Holding Company and First Horizon Bank
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101	Financial Statements submitted in Inline XBRL format.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DATE: August 14, 2023