Form 10-Q
period 2023-09-30
CITIZENS HOLDING CO /MS/
filed 2023-11-14
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2023:

Title	Outstanding
Common Stock, $0.20 par value	5,616,438

CITIZENS HOLDING COMPANY

PART I.‐ FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS HOLDING COMPANY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$14,061	$26,948
Interest bearing deposits with other banks	130,320	1,646
Cash and cash equivalents	144,381	28,594
Investment securities held-to-maturity, at amortized cost	392,133	406,590
Investment securities available-for-sale, at fair value	183,535	201,322
Loans held for investment (LHFI) (1)	587,238	585,591
Less allowance for credit losses (ACL), LHFI (1)	6,390	5,264
Net LHFI	580,848	580,327
Premises and equipment, net	27,353	27,705
Other real estate owned, net	974	1,179
Accrued interest receivable	4,712	4,864
Cash surrender value of life insurance	26,191	25,724
Deferred tax assets, net	31,417	29,574
Identifiable intangible assets, net	13,359	13,442
Other assets	9,107	4,682

Total Assets	$1,414,010	$1,324,003

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$277,949	$299,112
Interest bearing deposits	916,748	827,290
Total deposits	1,194,697	1,126,402

Securities sold under agreement to repurchase	151,089	127,574
Borrowings on secured line of credit	18,000	18,000
Deferred compensation payable	10,120	9,868
Other liabilities	5,759	3,134
Total liabilities	1,379,665	1,284,978

Shareholders' Equity
Common stock, $0.20 par value, 22,500,000 shares authorized, Issued and outstanding: 5,616,438 shares - September 30, 2023; 5,603,570 shares - December 31, 2022	1,123	1,122
Additional paid-in capital	18,554	18,448
Accumulated other comprehensive loss, net of tax benefit of $28,717 at September 30, 2023 and $29,355 at December 31, 2022	(86,377)	(83,070)
Retained earnings	101,045	102,525

Total shareholders' equity	34,345	39,025

Total liabilities and shareholders' equity	$1,414,010	$1,324,003

(1) Effective January 1, 2023, Citizens adopted FASB ASU 2016-13 using the modified restrospective approach. Therefore prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$8,503	$6,855	$23,355	$19,891
Interest on securities
Taxable	2,218	2,130	6,786	5,728
Nontaxable	1,058	1,057	3,193	2,987
Other interest	1,040	80	1,676	130
Total interest income	12,819	10,122	35,010	28,736
Interest Expense
Deposits	3,481	496	7,751	1,580
Other borrowed funds	1,906	577	4,735	1,057
Total interest expense	5,387	1,073	12,486	2,637
Net Interest Income	7,432	9,049	22,524	26,099
Provision for (reversal of) credit losses (PCL)	98	(53)	562	96
Net Interest Income After PCL	7,334	9,102	21,962	26,003

Other Income
Service charges on deposit accounts	994	1,019	2,798	2,931
Other service charges and fees	1,106	1,111	3,214	3,230
Other operating income, net	1,105	747	1,817	2,012
Total other income	3,205	2,877	7,829	8,173

Other Expense
Salaries and employee benefits	4,655	4,506	14,060	13,357
Occupancy expense	1,935	1,968	5,636	5,454
Other expense	2,494	2,462	7,125	6,858
Total other expense	9,084	8,936	26,821	25,669

Income Before Income Taxes	1,455	3,043	2,970	8,507

Income taxes	248	463	323	1,350

Net Income	$1,207	$2,580	$2,647	$7,157

Earings Per Share
-Basic	$0.22	$0.46	$0.47	$1.28
-Diluted	$0.22	$0.46	$0.47	$1.28

Dividends Paid Per Share	$0.16	$0.24	$0.56	$0.72

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Net income	$1,207	$2,580	$2,647	$7,157

Other comprehensive (loss) income

Securities available-for-sale
Unrealized holding (losses) gains during the period	(9,949)	6,805	(8,492)	(102,377)
Income tax effect	2,482	(1,698)	2,119	25,543
Net unrealized (losses) gains	(7,467)	5,107	(6,373)	(76,834)

Amortization of net unrealized losses on securities transferred from AFS to HTM	1,128	439	3,445	439
Income tax effect	(281)	(109)	(860)	(109)
Net unrealized gains	847	330	2,585	330

Derivitave Instruments
Unrealized holding gains during the period	641	-	641	-
Income tax effect	(160)	-	(160)	-
Net unrealized gains	481	-	481	-

Total other comprehensive (loss) income	(6,139)	5,437	(3,307)	(76,504)

Comprehensive (loss) income	$(4,932)	$8,017	$(660)	$(69,347)

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months
	Ended September 30,
	2023	2022

Operating Activities

Net cash provided by operating activities	$4,386	$10,864

Investing Activities
Proceeds from maturities, paydowns and calls of securities available-for-sale	8,654	36,692
Proceeds from maturities, paydowns and calls of securities held-to-maturity	16,449	2,332
Purchases of investment securities	-	(122,120)
Purchases of bank premises and equipment	(633)	(2,211)
Net change in FHLB stock	(317)	(784)
Proceeds from sale of other real estate owned	324	1,155
Proceeds from death benefit of bank-owned life insurance	-	813
Net change in loans	(1,743)	(6,359)

Net cash provided by (used in) investing activities	22,734	(90,482)

Financing Activities
Net change in deposits	68,295	23,044
Net change in securities sold under agreement to repurchase	23,515	17,159
Payment of dividends	(3,143)	(4,033)

Net cash provided by financing activities	88,667	36,170

Net increase (decrease) in cash and cash equivalents	115,787	(43,448)
Cash and cash equivalents, beginning of period	28,594	79,236
Cash and cash equivalents, end of period	$144,381	$35,788

The accompanying notes are an integral part of these financial statements.

CITIZENS HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2023

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

Significant Accounting Policies

Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as to meet the needs of its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815.

Fair value hedges are utilized to mitigate the exposure to future interest rate risk. For the Company’s derivatives designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same line item as the earnings effect of the hedged item.

Basis of Presentation

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). However, these interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The interim consolidated financial statements are unaudited and reflect all adjustments and reclassifications, which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition as of and for the interim periods presented. All adjustments and reclassifications are of a normal and recurring nature. Results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

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

[2]

The allowance for credit losses on unfunded loan commitments is included in "Other liabilities" in the accompanying consolidated balance sheet. The related provision for credit losses on unfunded loan commitments is included in "Provision for credit losses" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2023.

Additionally, the Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and thus the measurement of the ACL in the Company’s loan portfolio. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Consolidated Balance Sheets and totaled $2,038 and $1,981 at September 30, 2023 and December 31, 2022, respectively, and is excluded from estimated credit losses.

Note 2. Commitments and Contingent Liabilities

(in thousands)

In the ordinary course of business, the Company enters into commitments to extend credit to its customers. The unused portion of these commitments is not reflected in the accompanying financial statements. As of September 30, 2023, the Company had entered into loan commitments with certain customers with an aggregate unused balance of $80,885 compared to an aggregate unused balance of $75,602 at December 31, 2022. There were $3,476 letters of credit outstanding at September 30, 2023 and $5,438 at December 31, 2022. The fair value of such commitments is not considered material because letters of credit and loan commitments often are not used in their entirety, if at all, before they expire. The balances of such letters and commitments should not be used to project actual future liquidity requirements. However, the Company does incorporate expectations about the utilization under its credit-related commitments into its asset and liability management program.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	5,603,570	5,595,320	5,600,082	5,591,771
Dilutive effect of stock based compensation	-	-	8	-

Diluted weighted average shares outstanding	5,603,570	5,595,320	5,600,090	5,591,771

Net income	$1,207	$2,580	$2,647	$7,157
Net income per share-basic	$0.22	$0.46	$0.47	$1.28
Net income per share-diluted	$0.22	$0.46	$0.47	$1.28

Note 4. Equity Compensation Plans

(in thousands, except per share data)

The Company has adopted the 2013 Incentive Compensation Plan (the “2013 Plan”), which the Company intends to use for future equity grants to employees, directors or consultants until the termination or expiration of the 2013 Plan.

No options were outstanding under the 2013 Plan as of September 30, 2023.

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

Note 5. Income Taxes

(in thousands)

For the three months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes totaling $248 and $463, respectively. The effective tax rate was 17.04% and 15.22% for the three months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes totaling $323 and $1,350, respectively. The effective tax rate was 10.88% and 15.87% for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 6. Securities Available-for-Sale and Held-to-Maturity

(in thousands)

The amortized cost and estimated fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
September 30, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$99,084	$-	$13,135	$85,949
State, County, Municipals	133,595	-	36,433	97,162
Other securities	500	-	76	424
Total	$233,179	$-	$49,644	$183,535

December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale
Mortgage backed securities	$107,055	$-	$10,083	$96,972
State, County, Municipals	134,906	-	30,993	103,913
Other securities	500	-	63	437
Total	$242,461	$-	$41,139	$201,322

The amortized cost and estimated fair value of securities held-to-maturity and the corresponding amounts of gross unrealized gains and losses recognized were as follows:

		Gross	Gross
September 30, 2023	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$4,049	$-	$616	$3,433
Mortgage backed securities	295,177	-	40,991	254,186
State, County, Municipals	92,907	-	11,663	81,244
Total	$392,133	$-	$53,270	$338,863

		Gross	Gross
December 31, 2022	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity
Obligations of U.S. Government agencies	$4,002	$-	$367	$3,635
Mortgage backed securities	309,748	-	24,654	285,094
State, County, Municipals	92,840	-	6,277	86,563
Total	$406,590	$-	$31,298	$375,292

During the third quarter of 2022, the Company reclassified $413,921 of securities available-for-sale to securities held-to-maturity. At the date of this transfer, the net unrealized holding loss on the transferred securities totaled approximately $71,319 ($53,525 net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held-to-maturity. The net unrealized holding loss is amortized over the remaining life of the securities in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At September 30, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $66,167 ($49,659, net of tax) compared to $69,612 ($52,244, net of tax) at December 31, 2022.

ACL on Securities

ASU 2016-13 applies to all financial instruments carried at amortized cost, including securities held-to-maturity.

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

At September 30, 2023, the results of the analysis did not identify any available-for-sale securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available-for-sale.

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

As discussed above, the Company has determined that for certain classes of securities it would be appropriate to conclude the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed quarterly.  The Company is using an internally built model to verify the accuracy of third-party provided calculations.

At September 30, 2023, the Company’s securities held-to-maturity totaled $392,133.  The potential credit loss exposure was $92,907 and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at September 30, 2023.

At September 30, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments.  The Company had no securities held-to-maturity classified as nonaccrual at September 30, 2023.

The Company monitors the credit quality of municipal securities held-to-maturity on a quarterly basis through credit ratings.  The following table presents the amortized cost of the Company’s securities held-to-maturity by credit rating, as determined by Moody’s Investor Services, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Aaa	$16,831	$18,096
Aa1 to Aa3	41,478	40,174
Not Rated (1)	34,598	34,570
	$92,907	$92,840

(1) Not rated securities were municipals that did not have a current Moody’s rating as of the dates reported above. However, all not rated securities are investment grade and are rated between AAA and AA- by Standard and Poor’s rating agency.

The tables below show the Company’s gross unrealized losses and fair value of available-for-sale and held-to-maturity investments for which an ACL has not been recorded, aggregated by investment category and length of impairment at September 30, 2023 and December 31, 2022.

September 30, 2023
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$5,839	$243	$80,110	$12,892	$85,949	$13,135
State, County, Municipal	6,869	404	90,293	36,029	$97,162	36,433
Other securities	-	-	424	76	424	76
Total	$12,708	$647	$170,827	$48,997	$183,535	$49,644

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,433	$616	$3,433	$616
Mortgage backed securities	-	-	254,186	40,991	254,186	40,991
State, County, Municipal	-	-	81,244	11,663	81,244	11,663
Total	$-	$-	$338,863	$53,270	$338,863	$53,270

December 31, 2022
Available-for-sale	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$70,652	$3,838	$26,320	$6,245	$96,972	$10,083
State, County, Municipal	45,200	9,027	58,713	21,966	103,913	30,993
Other securities	-	-	437	63	437	63
Total	$115,852	$12,865	$85,470	$28,274	$201,322	$41,139

Held-to-maturity	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. government agencies	$-	$-	$3,635	$367	$3,635	$367
Mortgage backed securities	17,882	1,332	267,212	23,322	285,094	24,654
State, County, Municipal	15,059	781	71,504	5,496	86,563	6,277
Total	$32,941	$2,113	$342,351	$29,185	$375,292	$31,298

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Contractual Maturities

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2023 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay certain obligations.

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$500	$424	$-	$-
Due after one year through five years	2,930	2,802	-	-
Due after five years through ten years	5,514	4,855	-	-
Due after ten years	125,151	89,505	96,956	84,677
Residential mortgage backed securities	86,538	73,922	237,052	205,398
Commercial mortgage backed securities	12,546	12,027	58,125	48,788
Total	$233,179	$183,535	$392,133	$338,863

Securities Pledged

At September 30, 2023 and December 31, 2022, securities with a carrying value of $416,098 and $462,954, respectively, were pledged to secure government and public deposits and securities sold under agreement to repurchase.

Note 7. LHFI and ACL

(in thousands, except number of loans)

The composition of LHFI at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Loans secured by real estate:
Land Development and Construction	$61,754	$52,731
Farmland	10,994	11,437
1-4 Family Mortgages	94,567	92,148
Commercial Real Estate	322,623	316,541
Total Real Estate Loans	489,938	472,857
Business Loans:
Commercial and Industrial Loans	79,957	96,500
Farm Production and Other Farm Loans	359	504
Total Business Loans	80,316	97,004
Consumer Loans:
Consumer Loans	13,973	12,992
Credit Cards	3,011	2,738
Total Consumer Loans	16,984	15,730
Gross LHFI	587,238	585,591

Less Allowance for credit losses	(6,390)	(5,264)

Net LHFI	$580,848	$580,327

Nonaccrual and Past Due LHFI

The amortized cost basis of period-end, nonaccrual and past due LHFI, segregated by class, were as follows:

	Nonaccrual With No Allowance for Credit Loss	Nonaccrual	Loans Past Due 90 Days or More Still Accruing
September 30, 2023
Loans secured by real estate:
Land Development and Construction	$248	$248	$-
Farmland	26	104	-
1-4 Family Mortgages	77	1,803	-
Commercial Real Estate	-	508	-
Total Real Estate Loans	351	2,663	-
Business Loans:
Commercial and Industrial Loans	124	301	-
Farm Production and Other Farm Loans	-	-	-
Total Business Loans	124	301	-
Consumer Loans:
Consumer Loans	-	45	-
Credit Cards	-	-	10
Total Consumer Loans	-	45	10
Total	$475	$3,009	$10

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

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the three and nine month periods ended September 30, 2023 and 2022.

An aging analysis of the amortized cost basis of LHFI (including nonaccrual LHFI), segregated by class, was as follows:

September 30, 2023	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$-	$248	$248	$61,506	$61,754
Farmland	17	26	43	10,951	10,994
1-4 Family Mortgages	1,451	285	1,736	92,831	94,567
Commercial Real Estate	650	67	717	321,906	322,623
Total Real Estate Loans	2,118	626	2,744	487,194	489,938
Business Loans:
Commercial and Industrial Loans	81	266	347	79,610	79,957
Farm Production and Other Farm Loans	5	-	5	354	359
Total Business Loans	86	266	352	79,964	80,316
Consumer Loans:
Consumer Loans	67	-	67	13,906	13,973
Credit Cards	53	10	63	2,948	3,011
Total Consumer Loans	120	10	130	16,854	16,984
Total	$2,324	$902	$3,226	$584,012	$587,238

December 31, 2022	30 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current Loans	Total
Loans secured by real estate:
Land Development and Construction	$-	$4	$4	$52,727	$52,731
Farmland	38	30	68	11,369	11,437
1-4 Family Mortgages	1,799	439	2,238	89,910	92,148
Commercial Real Estate	933	486	1,419	315,122	316,541
Total Real Estate Loans	2,770	959	3,729	469,128	472,857
Business Loans:
Commercial and Industrial Loans	109	277	386	96,114	96,500
Farm Production and Other Farm Loans	4	-	4	500	504
Total Business Loans	113	277	390	96,614	97,004
Consumer Loans:
Consumer Loans	66	23	89	12,903	12,992
Credit Cards	56	12	68	2,670	2,738
Total Consumer Loans	122	35	157	15,573	15,730
Total	$3,005	$1,271	$4,276	$581,315	$585,591

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

No material interest income was recognized in the income statement on impaired LHFI for the periods ended September 30, 2023 and 2022.

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

The Company had no loan modifications to borrowers experiencing financial difficulties in the third quarter of 2023.

At September 30, 2023, LHFI classified as modified loans totaled $2,641. At September 30, 2023, modified loans were primarily comprised of interest rate concessions. The Company had $-0- thousand in unused commitments on modified loans at September 30, 2023.

The allocated ACL attributable to modified loans was $159 at September 30, 2023. The Company had no commitments to lend additional funds on these loans as of September 30, 2023.

There were no loans modified within the last twelve months for which there was a payment default during the three and nine months ended September, 2023.

At September 30, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate – 1-4 Family Mortgage in the process of foreclosure was $-0- and $-0-, respectively.

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2023:

September 30, 2023	Bonds	Inventory	Real Estate	Receivables	Total
Loans secured by real estate:
Land Development and Construction	$-	$-	$248	$-	$248
Farmland	-	-	26	-	26
1-4 Family Mortgages	-	-	300	-	300
Commercial Real Estate	-	-	2,418	-	2,418
Total Real Estate Loans	-	-	2,992	-	2,992
Business Loans:
Commercial and Industrial Loans	1,300	92	-	32	1,424
Farm Production and Other Farm Loans	-	-	-	-	-
Total Business Loans	1,300	92	-	32	1,424

Total	$1,300	$92	$2,992	$32	$4,416

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

These internally assigned grades are updated on a continual basis throughout the course of the year and represent management’s most updated judgment regarding grades at September 30, 2023.

The following table details the amortized cost basis of LHFI, segregated by loan origination year, grade and class, as of September 30, 2023:

Term Loans Amortized Cost Basis by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Loans
Loans secured by real estate:
Land Development and Construction
Satisfactory - Categories 1-4	$21,605	$4,646	$1,290	$12,469	$881	$232	$19,083	$60,206
Special Mention - Category 5 & 6	-	356	679	-	-	-	-	1,035
Substandard - Category 7	-	513	-	-	-	-	-	513
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Land Development and Construction	21,605	5,515	1,969	12,469	881	232	19,083	61,754

Farmland
Satisfactory - Categories 1-4	1,345	1,590	1,273	1,906	3,042	570	899	10,625
Special Mention - Category 5 & 6	-	-	84	-	132	38	-	254
Substandard - Category 7	-	33	10	6	19	47	-	115
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farmland	1,345	1,623	1,367	1,912	3,193	655	899	10,994

1-4 Family Mortgages
Satisfactory - Categories 1-4	8,940	19,417	11,949	11,415	9,723	7,040	19,995	88,479
Special Mention - Category 5 & 6	552	189	95	485	299	785	201	2,606
Substandard - Category 7	137	35	274	267	82	2,057	549	3,401
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	81	-	-	81
Total 1-4 Family Mortgages	9,629	19,641	12,318	12,167	10,185	9,882	20,745	94,567

Commercial Real Estate
Satisfactory - Categories 1-4	40,527	51,865	58,617	53,373	25,109	32,905	17,180	279,576
Special Mention - Category 5 & 6	9,262	2,439	2,227	931	4,566	297	4,131	23,853
Substandard - Category 7	-	67	3,654	-	265	15,208	-	19,194
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial Real Estate	49,789	54,371	64,498	54,304	29,940	48,410	21,311	322,623
Total Real Estate Loans	82,368	81,150	80,152	80,852	44,199	59,179	62,038	489,938
Business Loans:
Commercial and Industrial Loans
Satisfactory - Categories 1-4	9,013	21,619	4,729	14,344	6,263	10,431	8,839	75,238
Special Mention - Category 5 & 6	-	121	-	277	4	453	2,151	3,006
Substandard - Category 7	-	17	92	-	38	731	835	1,713
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Commercial & Industrial	9,013	21,757	4,821	14,621	6,305	11,615	11,825	79,957

Farm Production and Other Farm Loans
Satisfactory - Categories 1-4	-	185	-	-	-	90	78	353
Special Mention - Category 5 & 6	-	-	-	-	-	-	-	-
Substandard - Category 7	-	-	5	-	-	1	-	6
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Farm Production & Other Farm	-	185	5	-	-	91	78	359
Total Business Loans	9,013	21,942	4,826	14,621	6,305	11,706	11,903	80,316
Consumer Loans:
Satisfactory - Categories 1-4	5,936	3,930	1,656	733	881	207	257	13,600
Special Mention - Category 5 & 6	-	-	-	-	-	-	-	-
Substandard - Category 7	307	36	29	1	-	-	-	373
Doubtful - Category 8	-	-	-	-	-	-	-	-
Loss 9	-	-	-	-	-	-	-	-
Total Consumer Loans	6,243	3,966	1,685	734	881	207	257	13,973

Credit Cards
Performing	-	-	-	-	-	-	3,001	3,001
Nonperforming	-	-	-	-	-	-	10	10
Total Credit Card	-	-	-	-	-	-	3,011	3,011
Gross LHFI	$97,624	$107,058	$86,663	$96,207	$51,385	$71,092	$77,209	$587,238

Less ACL								(6,390)
Net LHFI								$580,848

There were no revolving loans converted to term loans during the three and nine months ended September 30, 2023.

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

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of December 31, 2022:

		Special
	Satisfactory	Mention	Substandard	Doubtful	Loss	Total
	1,2,3,4	5,6	7	8	9	Loans
Real Estate:
Land Development and Construction	$50,015	$2,427	$289	$-	$-	$52,731
Farmland	10,832	269	336	-	-	11,437
1-4 Family Mortgages	85,861	1,816	4,471	-	-	92,148
Commercial Real Estate	274,901	7,975	33,665	-	-	316,541
Total Real Estate Loans	421,609	12,487	38,761	-	-	472,857

Business Loans:
Commercial and Industrial Loans	91,016	4,902	577	-	5	96,500
Farm Production and Other Farm Loans	491	-	13	-	-	504
Total Business Loans	91,507	4,902	590	-	5	97,004

Consumer Loans:
Other Consumer Loans	12,934	7	51	-	-	12,992
Credit Cards	2,670	-	68	-	-	2,738
Total Consumer Loans	15,604	7	119	-	-	15,730

Total Loans	$528,720	$17,396	$39,470	$-	$5	$585,591

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

The following table details activity in the ACL by portfolio segment for the three and nine months ended September 30, 2023:

	Real	Business
	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2023	$4,154	$713	$397	$5,264
FASB ASU 2016-13 adoption adjustment	665	56	(86)	635
PCL	(46)	112	(19)	47
Chargeoffs	1	-	32	33
Recoveries	26	7	71	104
Net recoveries	(25)	(7)	(39)	(71)
Ending Balance March 31, 2023	$4,798	$888	$331	$6,017
PCL	564	(222)	30	372
Chargeoffs	18	67	34	119
Recoveries	46	5	60	111
Net recoveries	(28)	62	(26)	8
Ending Balance June 30, 2023	$5,334	$728	$335	$6,397
PCL	218	(127)	14	105
Chargeoffs	2	5	59	66
Recoveries	124	22	32	178
Net recoveries	(122)	(17)	27	(112)
Ending Balance September 30, 2023	$5,430	$584	$376	$6,390
Period end allowance allocated to:
Loans individually evaluated for impairment	$158	$-	$-	$158
Loans collectively evaluated for impairment	5,272	584	376	6,232
Ending Balance, September 30, 2023	$5,430	$584	$376	$6,390
September 30, 2023
Loans individually evaluated for specific impairment	$2,993	$1,424	$-	$4,417
Loans collectively evaluated for general impairment	486,945	78,892	16,984	582,821
	$489,938	$80,316	$16,984	$587,238

The following table details activity in the ACL by portfolio segment, based on the Company’s former allowance methodology prior to the adoption of ASC 326, for the three and nine months ended September 30, 2022:

	Real	Business
	Estate	Loans	Consumer	Total
Beginning Balance, January 1, 2022	$3,622	$645	$246	$4,513
PCL	170	57	(134)	93
Chargeoffs	-	56	26	82
Recoveries	50	5	197	252
Net chargeoffs (recoveries)	(50)	51	(171)	(170)
Ending Balance March 31, 2022	$3,842	$651	$283	$4,776
PCL	81	8	(33)	56
Chargeoffs	1	-	20	21
Recoveries	60	15	160	235
Net recoveries	(59)	(15)	(140)	(214)
Ending Balance June 30, 2022	$3,982	$674	$390	$5,046
PCL	(20)	(27)	(6)	(53)
Chargeoffs	6	5	11	22
Recoveries	23	6	68	97
Net recoveries	(17)	(1)	(57)	(75)
Ending Balance September 30, 2022	$3,979	$648	$441	$5,068
Period end allowance allocated to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	3,979	648	441	5,068

Ending Balance, September 30, 2022	$3,979	$648	$441	$5,068
September 30, 2022
Loans individually evaluated for specific impairment	$1,286	$196	$-	$1,482
Loans collectively evaluated for general impairment	473,280	88,339	15,564	577,183
	$474,566	$88,535	$15,564	$578,665

The Company recorded a provision for credit losses of $105 during the third quarter of 2023, as compared to a provision for credit losses of ($53) recorded in the third quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, gross domestic product (GDP) and commercial real estate (CRE) price fluctuations.

The following table represents gross charge-offs by year of origination for the date presented:

							Revolving	Total Charge-
	2023	2022	2021	2020	2019	Prior	Loans	Offs
Gross Charge-Offs
September 30, 2023
Loans secured by real estate:
Commercial Real Estate	$-	$-	$-	$-	$5	$16	$-	$21
Total Real Estate Loans	-	-	-	-	5	16	-	21

Business Loans
Commercial and Industrial Loans	5	-	-	-	-	67	-	72
Total Business Loans	5	-	-	-	-	67	-	72

Total Consumer Loans	5	28	2	4	-	-	-	39

Total Credit Card	-	-	-	-	-	-	86	86

Net LHFI	$10	$28	$2	$4	$5	$83	$86	$218

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

The following table provides a roll-forward of the ACL for off-balance sheet credit exposure for the period presented:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2023	2023
ACL for off-balance sheet credit exposure:
Beginning balance	$681	$-
FASB ASU 2016-13 adoption adjustment	-	677
PCL for off-balance sheet credit exposure	230	234
Ending Balance	$911	$911

The Company recorded a PCL for off-balance sheet credit exposure for the three and nine months ended September 30, 2023 of $230 and $234, respectively. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate, recessionary risks, GDP and CRE price fluctuations. The provision during the current quarter was primarily driven by increased recessionary risk due to inflationary pressures partially offset by a decrease in unfunded loan commitments.

Note 9. Derivative Instruments

The company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions.

Derivatives designated as fair value hedges

Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate investment portfolio. The agreements convert the fixed interest rates to variable interest rates.

The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30,2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative Assets:
Interest rate swaps	Other Assets	$66,600	$641	$-	$-

The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Derivative assets:
Interest rate swaps - investment securities	Interest Income	$106	$-	$106	$-
Derivative assets - hedged items:
Interest rate swaps - investment securities	Interest Income	$(106)	$-	$(106)	$-

Note 10. Secured Line of Credit

(in thousands)

On June 9, 2021, the Company obtained a secured revolving line of credit (“Line”) in the amount of $20,000 with First Horizon Bank. The proceeds of the Line were used to enhance the Bank’s capital structure. The Line bears interest at a floating interest rate linked to WSJ Prime Rate with an initial interest rate of 3.25%, which is payable quarterly on the first day of each calendar quarter, commencing on July 1, 2021, with the final installment of interest being due and payable concurrently on the same date that the principal balance is due. As of September 30, 2023, the interest rate was 8.25%. The Line also bears an unused line fee at a rate equal to 0.25%, applied to the unused balance of the Line. The Line is fully secured by the common stock of the Bank. The renewed Line matures on June 9, 2024, at which time all unpaid interest and principal is due and payable.

	September 30, 2023	December 31, 2022
Funded balance	$18,000	$18,000
Unfunded balance	2,000	2,000
Total credit facility	$20,000	$20,000

Note 11. Shareholders’ Equity

(in thousands, except share data)

The following summarizes the activity in the capital structure of the Company:

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	(Loss) Income	Earnings	Total
Balance, January 1, 2023	5,603,570	$1,122	$18,448	$(83,070)	$102,525	$39,025
FASB ASU 2016-13 adoption adjustment					(984)	(984)
Net income	-	-	-	-	1,140	1,140
Dividends paid ($0.24 per share)	-	-	-	-	(1,346)	(1,346)
Restricted stock granted	3,868	-	-	-	-	-
Stock compensation expense	-	-	40	-	-	40
Other comprehensive loss, net	-	-	-	3,248	-	3,248
Balance, March 31, 2023	5,607,438	$1,122	$18,488	$(79,822)	$101,335	$41,123
Net income	-	-	-	-	300	300
Dividends paid ($0.16 per share)	-	-	-	-	(898)	(898)
Restricted stock granted	9,000	1	(1)	-	-	-
Stock compensation expense	-	-	32	-	-	32
Other comprehensive loss, net	-	-	-	(416)	-	(416)
Balance, June 30, 2023	5,616,438	$1,123	$18,519	$(80,238)	$100,737	$40,141
Net income	-	-	-	-	1,207	1,207
Dividends paid ($0.16 per share)	-	-	-	-	(899)	(899)
Stock compensation expense	-	-	35	-	-	35
Other comprehensive income, net	-	-	-	(6,139)	-	(6,139)
Balance, September 30, 2023	5,616,438	$1,123	$18,554	$(86,377)	$101,045	$34,345

				Accumulated
	Number		Additional	Other
	of Shares	Common	Paid-In	Comprehensive	Retained
	Issued	Stock	Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2022	5,595,320	$1,120	$18,293	$(11,795)	$98,282	$105,900
Net income	-	-	-	-	2,036	2,036
Dividends paid ($0.24 per share)	-	-	-	-	(1,343)	(1,343)
Stock compensation expense	-	-	39	-	-	39
Other comprehensive loss, net	-	-	-	(43,682)	-	(43,682)
Balance, March 31, 2022	5,595,320	$1,120	$18,332	$(55,477)	$98,975	$62,950
Net income	-	-	-	-	2,541	2,541
Dividends paid ($0.24 per share)	-	-	-	-	(1,345)	(1,345)
Restricted stock granted	8,250	1	(1)	-	-	-
Stock compensation expense	-	-	39	-	-	39
Other comprehensive income, net	-	-	-	(38,259)	-	(38,259)
Balance, June 30, 2022	5,603,570	1,121	18,370	(93,736)	100,171	25,926
Net income	-	-	-	-	2,580	2,580
Dividends paid ($0.24 per share)	-	-	-	-	(1,345)	(1,345)
Stock compensation expense	-	-	39	-	-	39
Other comprehensive loss, net	-	-	-	5,437	-	5,437
Balance, September 30, 2022	5,603,570	$1,121	$18,409	$(88,299)	$101,406	$32,637

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

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Derivative instruments	$-	$641	$-	$641
Securities available-for-sale
Mortgage-backed securities	-	85,949	-	85,949
State, county and municipal	-	97,162	-	97,162
Other securities	-	424	-	424
Total	$-	$184,176	$-	$184,176

The following table presents assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
Securities available-for-sale
Mortgage-backed securities	$-	$96,972	$-	$96,972
State, county and municipal	-	103,913	-	103,913
Other securities	-	437	-	437
Total	$-	$201,322	$-	$201,322

The Company recorded no gains or losses in earnings for the nine month period ended September 30, 2023 or year ended December 31, 2022 that were attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.

Loans Individually Evaluated For Impairment

Loans considered individually evaluated are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to, equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on management’s historical knowledge, changes in market conditions from the time of valuation and management knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified Level 3. The unobservable inputs may vary depending on the individual assets with the fair value of real estate based on appraised value being the predominant approach. The Company reviews the certified appraisals for appropriateness and adjusts the value downward to consider selling, closing and liquidation costs, which typically approximates 25% of the appraised value. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified.

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

The following tables provide the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the balance sheets as of the dates presented and the level within the fair value hierarchy each is classified:

September 30, 2023
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Loans individually evaluated for impairment	$-	$-	$2,483	$2,483

Total	$-	$-	$2,483	$2,483

December 31, 2022
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals

Loans individually evaluated for impairment	$-	$-	$2,074	$2,074

Total	$-	$-	$2,074	$2,074

Individually evaluated loans, whose fair value was remeasured during the period, with a carrying value of $2,641 and $2,190, had an allocated ACL of $158 and $116 at September 30, 2023 and December 31, 2022, respectively. The allocated allowance is based on the carrying value of the impaired loan and the fair value of the underlying collateral less estimated costs to sell.

After monitoring the carrying amounts for subsequent declines or impairments after foreclosure, management determined that no fair value adjustment to OREO was necessary during the three- and nine-month period ended September 30, 2023 and the year ended December 31, 2022, respectively.

The financial instruments topic of the ASC requires disclosure of financial instruments’ fair values, as well as the methodology and significant assumptions used in estimating fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The financial instruments topic of the ASC excludes certain financial instruments from its disclosure requirements. The following represents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2023:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
September 30, 2023	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$14,061	$14,061	$-	$-	$14,061
Interest bearing deposits with banks	130,320	130,320	-	-	130,320
Securities held-to-maturity	392,133	-	338,863	-	338,863
Securities available-for-sale	183,535	-	183,535	-	183,535
Net LHFI	580,848	-	-	546,924	546,924
Derivative instruments	641	-	641	-	641

Financial liabilities
Deposits	$1,194,697	$958,179	$212,108	$-	$1,170,287
Securities sold under agreement to repurchase	151,089	151,089	-	-	151,089
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

The following represents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2022:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant	Total
	Carrying	Identical	Observable	Unobservable	Fair
December 31, 2022	Value	Assets	Inputs	Inputs	Value
		(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from banks	$26,948	$26,948	$-	$-	$26,948
Interest bearing deposits with banks	1,646	1,646	-	-	1,646
Securities held-to-maturity	406,590	-	375,292	-	375,292
Securities available-for-sale	201,322	-	201,322	-	201,322
Net LHFI	580,327	-	-	541,173	541,173

Financial liabilities
Deposits	$1,126,402	$947,479	$178,902	$-	$1,126,381

Securities sold under agreement to repurchase	127,574	127,574	-	-	127,574
Borrowings on secured line of credit	18,000	18,000	-	-	18,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

●	risks associated with national and global events, such as the conflict between Russia and Ukraine and supply chain disruptions;
●	risks associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, which have resulted in significant market volatility and less confidence in depository institutions;
●	internal and external factors affecting net interest margin; and
●	other risks detailed from time-to-time in the Company’s filings with the Securities and Exchange Commission.

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

The Bank was opened on February 8, 1908, as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At September 30, 2023, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,413,219 and total deposits of $1,194,636. All significant intercompany transactions have been eliminated in consolidation. The principal executive offices of both the Company and the Bank are located at 521 Main Street, Philadelphia, Mississippi 39350, and the main telephone number is (601) 656-4692. All references hereinafter to the activities or operations of the Company reflect the Company’s activities or operations through the Bank.

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

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. A measurement of liquidity is the ratio of net cash, short-term investments and marketable assets divided by net deposits and short-term liabilities. This measurement for liquidity of the Company at September 30, 2023, was 22.58% and at December 31, 2022, was 14.58%. The increase was due to an increase in interest bearing cash and cash equivalents partially offset by an decrease in the fair market value of investment securities as of September 30, 2023. Management believes it maintains adequate liquidity for the Company’s current needs.

The Company’s primary source of liquidity is customer deposits, which were $1,194,697 at September 30, 2023, and $1,126,402 at December 31, 2022. Other sources of liquidity include investment securities, the Company’s line of credit with the Federal Home Loan Bank (“FHLB”), the Company’s secured line of credit with First Horizon Bank (“FHN”), the Federal Reserve Bank Term Funding Program (“BTFP”) and federal funds lines with correspondent banks. The Company had $183,535 invested in available-for-sale investment securities at September 30, 2023, and $201,322 at December 31, 2022. The decrease in securities available-for-sale is the result of paydowns on investment securities coupled with a decrease in the fair market value of investment securities.

The Company also had $130,320 in interest bearing deposits at other banks at September 30, 2023 and $1,646 at December 31, 2022. The Company had secured and unsecured federal funds lines with correspondent banks in the amount of $50,000 at September 30, 2023 and $45,000 at December 31, 2022. In addition, the Company has the ability to draw on its line of credit with the FHLB and FHN. At September 30, 2023, the Company had unused and available $189,165 of its line of credit with the FHLB and at December 31, 2022, the Company had unused and available $160,488 of its line of credit with the FHLB. The increase in the amount available under the Company’s line of credit with the FHLB from the end of 2022 to September 30, 2023, was the result of an increase in the amount of loans eligible for the collateral pool securing the Company’s line of credit with the FHLB. In addition to the line of credit previously mentioned with the FHLB that is secured by pledged loans, the Company can also pledge investment securities at their current face value, less a predetermined discount amount, typically between 3% to 10%. This is similar to the BTFP except the Company can structure the terms of the line of credit with the FHLB and the BTFP is a one-year line of credit secured by investment securities at par. The Company has approximately $132,712 and $133,033 of unpledged securities at September 30, 2023 and December 31, 2022, respectively. The secured line of credit with FHN was originated on June 9, 2021. At September 30, 2023, the Company had unused and available $2,000 of its secured line of credit with FHN. The Company had federal funds purchased of $-0- as of September 30, 2023 and December 31, 2022. The Company may purchase federal funds from correspondent banks on a temporary basis to meet short-term funding needs.

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

The Company utilizes derivative financial instruments, primarily interest rate swaps, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. To mitigate the interest rate risk associated with certain customer transactions, the Company enters into an offsetting derivative contract position with other financial institutions. At September 30, 2023 and December 31, 2022, the Company had notional amounts of $66,600 and -0-, respectively, on interest rate swaps with other financial institutions to mitigate the Company’s rate exposure on certain fixed rate securities.

For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company.

CAPITAL RESOURCES

Total shareholders’ equity was $34,345 at September 30, 2023, as compared to $39,025 at December 31, 2022. The decrease is a result of a change in AOCI caused by an increase in the medium-term interest rates that has occurred since December 31, 2022. To help manage the AOCI volatility, the Company transferred securities to held-to-maturity during the third quarter 2022 to help further mitigate any future negative impacts on shareholders’ equity that could result from continued interest rate hikes. The unrealized loss that was frozen in AOCI at the time of the transfer will be amortized out of AOCI back into shareholders’ equity over the remaining life of the securities. Additionally, as noted in the Liquidity section of Item 2. of this Quarterly Report, the Company has sufficient liquidity options available if the need for short-term funds arises.

The Company paid aggregate cash dividends in the amount of $3,143, or $0.56 per share, during the nine-month period ended September 30, 2023 compared to $4,033, or $0.72 per share, for the same period in 2022.

Quantitative measures established by federal regulations to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (primarily common stock and retained earnings, less goodwill) to risk weighted assets, and of Tier 1 capital to average assets. Management believes that as of September 30, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject and according to these requirements the Company and Bank are considered to be well capitalized.

					Minimum Capital
			Minimum Capital		Requirement to be
			Requirement to be		Adequately
	Actual		Well Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Citizens Holding Company
Tier 1 leverage ratio	$108,184	7.83%	$69,124	5.00%	$55,299	4.00%
Common Equity tier 1 capital ratio	108,184	7.83%	89,861	6.50%	62,212	4.50%
Tier 1 risk-based capital ratio	108,184	13.06%	66,268	8.00%	49,701	6.00%
Total risk-based capital ratio	114,746	13.85%	82,835	10.00%	66,268	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$125,452	9.08%	$69,093	5.00%	$55,274	4.00%
Common Equity tier 1 capital ratio	125,452	9.08%	89,821	6.50%	62,184	4.50%
Tier 1 risk-based capital ratio	125,452	15.16%	66,206	8.00%	49,655	6.00%
Total risk-based capital ratio	132,015	15.95%	82,758	10.00%	66,206	8.00%

December 31, 2022
Citizens Holding Company
Tier 1 leverage ratio	$108,756	7.96%	$68,352	5.00%	$54,682	4.00%
Common Equity tier 1 capital ratio	108,756	7.96%	88,858	6.50%	61,517	4.50%
Tier 1 risk-based capital ratio	108,756	13.19%	65,951	8.00%	49,463	6.00%
Total risk-based capital ratio	114,020	13.83%	82,438	10.00%	65,951	8.00%
The Citizens Bank of Philadelphia
Tier 1 leverage ratio	$126,105	9.23%	$68,333	5.00%	$54,667	4.00%
Common Equity tier 1 capital ratio	126,105	9.23%	88,833	6.50%	61,500	4.50%
Tier 1 risk-based capital ratio	126,105	15.34%	65,759	8.00%	49,320	6.00%
Total risk-based capital ratio	131,370	15.98%	82,199	10.00%	65,759	8.00%

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

Management believes that, as of September 30, 2023, the Company and the Bank met all capital adequacy requirements under Basel III.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, certain items in the consolidated statements of income of the Company and the related changes between those periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Interest Income	$12,819	$10,122	$35,010	$28,736
Interest Expense	5,387	1,073	12,486	2,637

Net Interest Income	7,432	9,049	22,524	26,099
PCL	98	(53)	562	96

Net Interest Income After PCL	7,334	9,102	21,962	26,003
Other Income	3,205	2,877	7,829	8,173
Other Expense	9,084	8,936	26,821	25,669

Income Before Income Taxes	1,455	3,043	2,970	8,507
Income taxes	248	463	323	1,350

Net Income	$1,207	$2,580	$2,647	$7,157

Net Income Per share - Basic	$0.22	$0.46	$0.47	$1.28
Net Income Per Share-Diluted	$0.22	$0.46	$0.47	$1.28

See Note 3 to the Company’s Consolidated Financial Statements for an explanation regarding the Company’s calculation of Net Income Per Share - basic and - diluted.

Annualized return on average equity (“ROE”) was 12.21% for the three months ended September 30, 2023, and 13.36% for the corresponding period in 2022. Annualized ROE was 8.91% for the nine months ended September 30, 2023, and 12.12% for the corresponding period in 2022. The decrease in ROE for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily the result of a decrease in net income.

Book value per share decreased to $6.13 at September 30, 2023, compared to $6.97 at December 31, 2022. The decrease in book value per share is directly attributable to the decrease in shareholders’ equity resulting from the increase in AOCI caused by the increase in medium-term interest rates. Average assets for the nine months ended September 30, 2023 were $1,334,768 compared to $1,343,234 for the year ended December 31, 2022.

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

Net interest income was $7,432 and $22,524 for the three and nine months ended September 30, 2023 as compared to $9,049 and $26,099 for the same respective time periods in 2022.

The annualized net interest margin was 2.40% for the three months ended September 30, 2023, compared to 2.90% for the corresponding period of 2022. Additionally, the annualized net interest margin was 2.49% for the nine months ended September 30, 2023 and 2.79% for the corresponding period of 2022. The decrease in net interest margin for the three and nine months ended September 30, 2023, when compared to the same periods in 2022, was mainly due to rising funding costs during late 2022 and 2023. In addition, the shift from non-interest bearing deposits to higher interest-bearing deposits as of September 30, 2023 increased the cost of funds to 210 and 167 basis point (“bps”) for the three and nine months ended September 30, 2023 compared to 45 bps and 37 bps for the three and nine months ended September 30, 2022, respectively. Interest expense increased for the three and nine months ended September 30, 2023 by $4,313, or 402.05%, and 9,848, or 373.49%, respectively, when compared to the same period a year ago. Management expects continued pressure on NIM throughout 2023 as deposit competition remains tight.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2023	2022	2023	2022	2023	2022
Loans:
LHFI(1)	$582,947	$582,989	$8,599	$6,883	5.90%	4.72%

Investment Securities
Taxable	428,542	474,032	2,324	2,131	2.17%	1.80%
Tax-exempt	201,417	215,825	1,321	1,320	2.62%	2.45%
Total Investment Securities	629,959	689,857	3,645	3,451	2.31%	2.00%

Federal Funds Sold and Other	71,477	15,627	866	73	4.85%	1.87%

Total Interest Earning Assets(1)(2)	1,284,383	1,288,474	13,110	10,407	4.08%	3.23%

Non-Earning Assets	79,229	69,953

Total Assets	$1,363,612	$1,358,427

Deposits:
Interest-bearing Demand Deposits (3)	$524,089	$479,234	$1,789	$139	1.37%	0.12%
Savings	117,919	135,260	91	34	0.31%	0.10%
Time	224,389	195,438	1,601	323	2.85%	0.66%
Total Deposits	866,396	809,932	3,481	496	1.61%	0.24%

Borrowed Funds
Short-term Borrowings	142,343	132,430	1,499	323	4.21%	0.98%
Long-term Borrowings	18,000	18,000	406	254	9.02%	5.64%
Total Borrowed Funds	160,343	150,430	1,905	577	4.75%	1.53%
Total Interest-Bearing Liabilities (3)	1,026,739	960,362	5,386	1,073	2.10%	0.45%

Non-Interest Bearing Liabilities
Demand Deposits	282,217	309,913
Other Liabilities	-36,463	10,931
Shareholders' Equity	91,120	77,221
Total Liabilities and Shareholders' Equity	$1,363,612	$1,358,427

Interest Rate Spread					1.98%	2.78%

Net Interest Margin			$7,724	$9,334	2.40%	2.90%

Less
Tax Equivalent Adjustment			292	285

Net Interest Income			$7,432	$9,049

	Nine Months Ended September 30,
	Average Balance		Income/Expense		Average Yield/Rate
	2023	2022	2023	2022	2023	2022
Loans:
Loans, net of unearned(1)	$576,671	$583,859	$23,505	$19,976	5.43%	4.56%

Investment Securities
Taxable	436,146	470,223	6,892	5,729	2.11%	1.62%
Tax-exempt	201,899	213,708	3,989	3,732	2.63%	2.33%
Total Investment Securities	638,045	683,931	10,881	9,461	2.27%	1.84%

Federal Funds Sold and Other	40,272	23,621	1,502	123	4.97%	0.69%

Total Interest Earning Assets(1)(2)	1,254,988	1,291,411	35,888	29,560	3.81%	3.05%

Non-Earning Assets	79,780	57,163

Total Assets	$1,334,768	$1,348,574

Deposits:
Interest-bearing Demand Deposits (3)	$514,720	$482,405	$3,959	$534	1.03%	0.15%
Savings	122,780	133,263	260	98	0.28%	0.10%
Time	202,773	205,661	3,532	948	2.32%	0.61%
Total Deposits	840,273	821,329	7,751	1,580	1.23%	0.26%

Borrowed Funds
Short-term Borrowings	136,787	112,723	3,635	466	3.54%	0.55%
Long-term Borrowings	18,000	18,000	1,099	591	8.14%	4.38%
Total Borrowed Funds	154,787	130,723	4,734	1,057	4.08%	1.08%
Total Interest-Bearing Liabilities (3)	995,060	952,052	12,485	2,637	1.67%	0.37%

Non-Interest Bearing Liabilities
Demand Deposits	285,687	305,374
Other Liabilities	-2,980	12,438
Shareholders' Equity	57,001	78,710
Total Liabilities and Shareholders' Equity	$1,334,768	$1,348,574

Interest Rate Spread					2.14%	2.68%

Net Interest Margin			$23,403	$26,923	2.49%	2.79%

Less
Tax Equivalent Adjustment			879	824

Net Interest Income			$22,524	$26,099

(1)	Overdrafts, while not considered an earning asset, are included in Loans, net of unearned in the average volume calculation due to the immaterial impact on the yield.
(2)	Earnings Assets in the table above includes the dividend paying stock of the Federal Home Loan Bank.
(3)	Demand deposits are not included in the average volume calculation as they are not interest bearing liabilities. They are included within the non-interest bearing liabilities section above.

The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 3.95%, which is net of federal tax benefit.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. For the three and nine months ended September 30, 2023, rapidly increasing deposit costs have been the larger driver of decreased profitability. Management believes net interest margin may contract some more in the fourth quarter of 2023. Management remains focused on loan growth to help offset the increased funding costs.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2023 compared to the same respective periods in 2022:

TABLE 2 - VOLUME/RATE ANALYSIS
(in thousands)
	Three Months Ended September 30, 2023
	2023 Change from 2022
	Volume	Rate	Total
INTEREST INCOME

LHFI	$(1)	$1,717	$1,716
Taxable Securities	(204)	397	193
Non-Taxable Securities	(88)	89	1
Federal Funds Sold and Other	261	532	793

TOTAL INTEREST INCOME	$(32)	$2,735	$2,703

INTEREST EXPENSE

Interest-bearing demand deposits	$13	$1,637	$1,650
Savings Deposits	(4)	61	57
Time Deposits	48	1,230	1,278
Short-term borrowings	24	1,152	1,176
Long-term borrowings	-	152	152

TOTAL INTEREST EXPENSE	$81	$4,232	$4,313

NET INTEREST INCOME	$(113)	$(1,497)	$(1,610)

	Nine Months Ended September 30, 2023
	2023 Change from 2022
	Volume	Rate	Total
INTEREST INCOME

Loans	$(246)	$3,775	$3,529
Taxable Securities	(415)	1,578	1,163
Non-Taxable Securities	(206)	463	257
Federal Funds Sold and Other	87	1,292	1,379

TOTAL INTEREST INCOME	$(781)	$7,109	$6,328

INTEREST EXPENSE

Interest-bearing demand deposits	$36	$3,389	$3,425
Savings Deposits	(8)	170	162
Time Deposits	(13)	2,597	2,584
Short-term borrowings	99	3,070	3,169
Long-term borrowings	-	508	508

TOTAL INTEREST EXPENSE	$114	$9,734	$9,848

NET INTEREST INCOME	$(895)	$(2,625)	$(3,520)

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

The following table summarizes the Company’s ACL for the dates indicated:

	Quarter Ended	Year Ended	Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

BALANCES:
Gross loans	$587,238	$585,591	$1,647	0.28%
ACL	6,390	5,264	1,126	21.39%
Nonaccrual loans	3,009	2,988	21	0.70%
Ratios:
ACL to gross loans	1.09%	0.90%
Net loans recovered to ACL(1)	(1.11%)	(11.91%)

(1) Quarter ended amount annualized.

The PCL for the three months ended September 30, 2023 was $98. The PCL was primarily driven by an increase in qualitative factor adjustments due to continued inflationary risk concerns in both the local and national economy and an increase in loan balances of $12,504 during the quarter. The Company’s model used to calculate the PCL is described in depth in Note 8 of the Consolidated Financial Statements. The ACL to LHFI was 1.09% and 0.88% at September 30, 2023 and 2022, respectively, and 0.90% at December 31, 2022 representing a level management considers commensurate with the present risk in the loan portfolio.

For the three months ended September 30, 2023, net loan losses recovered to the ACL totaled $112, an increase of $37 in net recoveries from the $75 in net recoveries in the same period in 2022. For the nine months ended September 30, 2023, net loan losses recovered to the allowance for loan losses totaled $175, a decrease of $284 in net recoveries from $459 in the same period in 2022.

Management reviews quarterly with the Company’s Board of Directors the adequacy of the ACL. The ACL is adjusted when specific items reflect a need for such an adjustment. Management believes that there were no material loan losses during the three and nine months ended September 30, 2023 that have not been charged off or appropriately reserved for in the ACL. Management also believes that the Company’s ACL will be adequate to absorb probable losses inherent in the Company’s loan portfolio. However, it remains possible that additional PCL may be required.

OTHER INCOME

Other income includes service charges on deposit accounts, wire transfer fees, safe deposit box rentals and other revenue not derived from interest on earning assets. Other income for the three months ended September 30, 2023 was $3,205, an increase of $328, or 11.40%, from $2,877 in the same period in 2022. Service charges on deposit accounts were $994 in the three months ended September 30, 2023, compared to $1,019 for the same period in 2022. Included in the service charges on deposit accounts line item for the three months ended September 30, 2023, overdraft income decreased by $47, or (6.28%) to $702, from the same period in 2022. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income decreased by $8, or 0.88%, to $904 for the three months ended September 30, 2023, compared to $912 for the same period in 2022. Other operating income not derived from service charges or fees increased $358, or 47.93% to $1,105 in the three months ended September 30, 2023, compared to $747 for the same period in 2022. This increase was primarily driven by two one-time events, including a gain on the sale of three loans of $488 and the gain on the sale of an ORE parcel of $100.

Other income for the nine months ended September 30, 2023 was $7,829, a decrease of $344, or (4.21%), from $8,173 in the same period in 2022. Service charges on deposit accounts were $2,798 in the nine months ended September 30, 2023, compared to $2,931 for the same period in 2022. Included in the service charges on deposit accounts line item for the nine months ended September 30, 2023, overdraft income decreased by $135, or (6.37%) to $1,984 from the same period in 2022. Interchange fees which are included in the other service charges and fees line item on the Comprehensive Statements of Income decreased by $34, or 1.21%, to $2,772 for the nine months ended September 30, 2023, compared to $2,806 for the same period in 2022. Other operating income not derived from service charges or fees decreased $195, or (9.69%) to $1,817 in the nine months ended September 30, 2023, compared to $2,012 for the same period in 2022. This decrease was primarily due to the decline in mortgage loan origination income due to increased mortgage interest rates. Mortgage loan origination income decreased for the nine months ended September 30, 2023 by $303, or (53.53%), to $263 compared to $566 for the same period in 2022.

The following is a detail of the other major income classifications that were included in other operating income on the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other income	2023	2022	2023	2022

BOLI Income	$250	$98	$369	$339
Mortgage Loan Origination Income	177	152	263	566
Gain on sale of OREO	107	5	93	86
Other Income	571	492	1,092	1,021

Total other income	$1,105	$747	$1,817	$2,012

OTHER EXPENSES

Other expenses include salaries and employee benefits, occupancy and equipment, and other operating expenses. Aggregate non-interest expenses for the three months ended September 30, 2023 and 2022 were $9,084 and $8,936, respectively, an increase of $148, or 1.66%. Salaries and benefits increased $149, or 3.31%, to $4,655 for the three months ended September 30, 2023 when compared to the same period in 2022. Occupancy expense decreased by $33, or (1.68%), to $1,935 for the three months ended September 30, 2023, compared to $1,968 for the same period of 2022. For the three months ended September 30, 2023, other expense increased $32, or 1.30% to $2,494 compared to $2,462 for the same period in 2022. The increase in other expense is primarily the result of an increase in professional fees coupled with check fraud losses of $109 that occurred during the third quarter of 2023 that are included in the Other expense line item on the Consolidated Statements of Income.

Aggregate non-interest expenses for the nine months ended September 30, 2023 and 2022 were $26,821 and $25,669, respectively, an increase of $1,152, or 4.49%. Salaries and benefits increased $703, or 5.26%, to $14,060 for the nine months ended September 30, 2023 when compared to the same period in 2022. Occupancy expense increased by $182, or 3.34%, to $5,636 for the nine months ended September 30, 2023, compared to $5,454 for the same period of 2022. For the nine months ended September 30, 2023, other expense increased $267, or 3.89% to $7,125 compared to $6,858 for the same period in 2022. The increase in other expense is primarily the result of an increase in professional fees coupled with check fraud losses of $297 that occurred during the first nine months of 2023 that are included in the Other expense line item on the Consolidated Statements of Income.

The following is a detail of the major expense classifications that make up the other expense line item in the income statement:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Other Expense	2023	2022	2023	2022

Advertising	$169	$172	$407	$475
Office Supplies	266	284	745	743
Professional Fees	318	346	847	788
Technology expense	103	111	323	336
Postage and Freight	148	132	436	438
Loan Collection Expense	18	5	64	25
Regulatory and related expense	262	208	689	620
Debit Card/ATM expense	228	200	654	590
Write down on OREO	-	-	-	42
Travel and Convention	126	53	204	168
Other expenses	856	951	2,756	2,633

Total other expense	$2,494	$2,462	$7,125	$6,858

The Company’s efficiency ratio for the three and nine months ended September 30, 2023 was 83.69% and 87.41%, compared to 72.79% and 73.26% for the same period in 2022, respectively. The efficiency ratio is the ratio of non-interest expenses divided by the sum of net interest income (on a fully tax equivalent basis) and non-interest income.

BALANCE SHEET ANALYSIS

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Cash and due from banks	$14,061	$26,948	$(12,887)	(47.82%)
Interest bearing deposits with other banks	130,320	1,646	128,674	7817.38%
Investment securities held to maturity	392,133	406,590	(14,457)	(3.56%)
Investment securities available for sale	183,535	201,322	(17,787)	(8.84%)
Net LHFI	580,848	580,327	521	0.09%
Total assets	1,414,010	1,324,003	90,007	6.80%

Total deposits	1,194,697	1,126,402	68,295	6.06%

Total shareholders' equity	34,345	39,025	(4,680)	(11.99%)

CASH AND CASH EQUIVALENTS

Cash and due from banks, which consist of cash, balances at correspondent banks and items in process of collection, balance at September 30, 2023 was $14,061, which was a decrease of $12,887 from the balance of $26,948 at December 31, 2022. Interest bearing deposits with other banks increased by $128,674, or (7,817.38%), to $130,320 at September 30, 2023 compared to $1,646 at December 31, 2022.

INVESTMENT SECURITIES

The Company’s investment securities portfolio primarily consists of United States agency debentures, mortgage-backed securities and obligations of states, counties and municipalities. The Company’s investments securities portfolio at September 30, 2023 decreased by $23,739, or 3.66%, to $625,312 from $649,051 at December 31, 2022 when comparing the amortized cost of the Company’s investments securities. The decrease is primarily a result of the mortgage-backed securities portfolio monthly paydowns.

LHFI

The Company’s gross loan balance increased by $1,647, or 0.28%, during the nine months ended September 30, 2023, to $587,238 from $585,591 at December 31, 2022. The year-to-date loan growth primarily reflects new loans in excess of paydown activity. No material changes were made to the loan products offered by the Company during this period.

DEPOSITS

The following table shows the balance and percentage change in the various deposits:

			Amount of	Percent of
	September 30,	December 31,	Increase	Increase
	2023	2022	(Decrease)	(Decrease)

Noninterest-Bearing Deposits	$277,949	$299,112	$(21,163)	(7.08% )
Interest-Bearing Deposits	562,712	515,337	47,375	9.19%
Savings Deposits	117,518	133,030	(15,512)	(11.66% )
Certificates of Deposit	236,518	178,923	57,595	32.19%

Total deposits	$1,194,697	$1,126,402	$68,295	6.06%

All deposit accounts except for noninterest-bearing deposits and savings deposits increased during the nine months ended September 30, 2023. The increase in deposit accounts is directly attributable to customers moving noninterest-bearing deposits to certificates of deposits and interest-bearing deposits due to the current rate environment. Management continually monitors the interest rates on time deposit products to ensure that the Company is managing liquidity in line with our asset and liability management objectives. These rate adjustments impact deposit balances.

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to Note 2 to the Consolidated Financial Statements included in this Quarterly Report for a discussion of the nature and extent of the Company’s off-balance sheet arrangements, which consist solely of commitments to fund loans and letters of credit.

ITEM 4.  CONTROLS AND PROCEDURES.

The management of the Company, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of September 30, 2023 (the end of the period covered by this Quarterly Report).

There were no changes to the Company’s internal control over financial reporting that occurred in the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Recent Events Impacting the Financial Services Industry

The high-profile bank failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events are occurring during a period of continued interest rate increases by the Federal Reserve which, among other things, have resulted in unrealized losses in longer-duration securities held by banks, increased competition for bank deposits and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

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

DATE: November 14, 2023