Form 10-K
period 2023-12-31
CITIZENS HOLDING CO /MS/
filed 2024-03-29
CIK 1075706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 001-15375

CITIZENS HOLDING COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Mississippi

(State or Other Jurisdiction of

Incorporation or Organization)

(Address of Principal Executive Office)

521 Main Street, Philadelphia, MS

(Zip Code)

39350

Registrant’s Telephone Number, Including Area Code:

(601) 656-4692

64-0666512 (IRS Employer Identification Number)

Securities registered pursuant to Section 12(b) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.... ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.... ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).... ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock, $.20 par value, held by non-affiliates of the registrant was $61,630,338 based on the closing sale price as reported on the NASDAQ Global Market for such date (the exchange on which the registrant’s common stock was listed on June 30, 2023).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2024
Common stock, $.20 par value	5,624,052 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Citizens Holding Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2023 are incorporated by reference into Part II of this Annual Report on Form 10-K.

CITIZENS HOLDING COMPANY

FORM 10-K

INDEX

PART I

CITIZENS HOLDING COMPANY

FORM 10-K

PART I

Cautionary Note Regarding Forward Looking Statements

In addition to historical information, this report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s beliefs, plans, expectations, assumptions and on information currently available to management. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements. These statements appear in a number of places in this report, including, but not limited to, statements found in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Citizens Holding Company (the “Company”) notes that a variety of factors could cause its actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the business of the Company and the Company’s wholly-owned subsidiary, The Citizens Bank of Philadelphia, Mississippi (the “Bank”), include, but are not limited to, the following:

●	expectations about the movement of interest rates, including actions that may be taken by the Federal Reserve Board in response to changing economic conditions;
●	risks associated with national and global events, such as the conflicts between Russia and Ukraine and between Israel and Hamas, as well as supply chain disruptions;
●	risks associated with the failure of Silicon Valley Bank, Signature Bank and First Republic Bank, which have resulted in significant market volatility and less confidence in depository institutions;
●	internal and external factors affecting net interest margin;
●	adverse changes in asset quality and loan demand, and the potential insufficiency of the allowance for credit losses and our ability to foreclose on delinquent mortgages;
●	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Company operates;
●	natural disasters, civil unrest, epidemics (including any re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area;
●	the impact of increasing inflation rates on the general economic, market or business conditions;
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

BACKGROUND

The Company is a one-bank holding company incorporated under the laws of the State of Mississippi on February 16, 1982. The Company is the sole shareholder of the “Bank. The Company does not have any subsidiaries other than the Bank. The “Company,” “we,” or “our,” as used herein, includes the Bank, unless the context otherwise requires. All dollar amounts appearing in this report are in thousands unless otherwise noted or the context otherwise dictates.

The Bank was opened on February 8, 1908 as The First National Bank of Philadelphia. In 1917, the Bank surrendered its national charter and obtained a state charter, at which time the name of the Bank was changed to The Citizens Bank of Philadelphia, Mississippi. At December 31, 2023, the Bank was the largest bank headquartered in Neshoba County, Mississippi, with total assets of $1,405,202 and total deposits of $1,170,311. For more information regarding the assets, revenue and profits of the Company, refer to the Consolidated Financial Statements of the Company contained in Item 8, “Financial Statements and Supplementary Data.” The Company’s only reportable segment is the assets and cash flow of the Bank, resulting in revenues of $58,032, operating profit of $1,780 and total assets of $1,404,597 for the Company as of December 31, 2022.

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

Revenues from the Company’s lending activities constitute the largest component of the Company’s operating revenues. Revenue from loan interest and fees made up 56.5% of gross revenues in 2023, 53.8% in 2022 and 61.6% in 2021. Loan demand was stagnant and loan yields compressed due to the low-rate environment coupled with aggressive loan terms offered by other financial institutions. The Company’s primary lending area is the entire state of Mississippi and contiguous states. The Company continues to look for areas of growth within the state of Mississippi and surrounding states but, occasionally the Company extends out-of-area credit to borrowers who are considered to be low risk, as defined within the Bank’s lending policy. The Company is not dependent upon any single customer or small group of customers, and it has no foreign operations.

The Company’s market area has historically been rural, however, since 2008, the Company has continued to expand into larger metropolitan areas and now serves a number of larger growth areas with Jackson, population 138,998, Gulfport, population 72,105, Hattiesburg, population 48,173, Biloxi, population 49,241, and Meridian, population 33,816, being the largest markets. The economy throughout Mississippi is becoming more diverse but agriculture and manufacturing continue to be the largest industries in Mississippi. For more information regarding revenue from external customers for the last three fiscal years, attributed by geographic region, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in the Company’s Annual Report and attached as an exhibit hereto.

The Company has historically made, and intends to continue to make, most types of real estate loans, including, but not limited to, single and multi-family housing, farm, residential and commercial construction, and commercial real estate loans. At December 31, 2023, approximately 82.7% of the Company’s loan portfolio was attributed to real estate lending, 14.6% of the Company’s loan portfolio was comprised of commercial, industrial and agricultural production loans, and consumer loans made up the remaining 2.7% of the Company’s total loan portfolio.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Stacy M. Brantley, 50, was employed by the Bank in February of 2023. He was named President and Chief Executive Officer of the Bank. From 2009 to February 2023, he served as Executive Vice President and Chief Banking Officer of Morris Bank in Dublin, GA. Prior to that role, he served as Chief Financial Officer of Magnolia Bankshares, Inc. in Eastman, GA. Prior to that role, he served as a Senior Accountant at a regional CPA firm in Georgia.

Phillip R. Branch, 40, has been employed by the Bank since 2018. He has served as Senior Vice-President and Chief Financial Officer of the Bank since October 2020. Prior to October 2020, Mr. Branch held the title of Vice-President and Comptroller of the Bank from 2018 until 2020. Prior to joining Citizens, Mr. Branch was a Senior Manager in the Financial Institutions practice of HORNE LLP, beginning in September 2006, serving banks throughout the southeastern United States. Mr. Branch has been a Certified Public Accountant since 2009.

EMPLOYEES

The Company has no employees other than three Bank officers who provide services to the Company. These officers receive no compensation from the Company for their services to it as their compensation is paid by the Bank. At December 31, 2023, the Bank employed 246 full-time equivalents. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

Management believes that, as of December 31, 2023, the Company and the Bank met all capital adequacy requirements under Basel III. Management will continue to monitor these and any future proposals submitted by the Company’s and Bank’s regulators.

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

The approval of the Mississippi Department of Banking and Consumer Finance is also required prior to the Bank paying dividends. The department’s regulations limit dividends to earned surplus in excess of three times the Bank’s capital stock. At December 31, 2023, the maximum amount available for transfer from the Bank to the Company in the form of a dividend was approximately $104,804, or 174.5% of the Bank’s consolidated net assets.

FRB regulations limit the amount the Bank may loan to the Company unless those loans are collateralized by specific obligations. At December 31, 2023, the maximum amount available for transfer from the Bank in the form of loans was $6,006, or 10% of the Bank’s consolidated net assets. The Bank does not have any outstanding loans with the Company.

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

The FDIC examined the Bank on September 24, 2019 for its performance under the CRA.... The Bank was rated Satisfactory during this examination, and the FDIC found no discriminatory practices or illegal discouragement of applications.

Consumer Protection

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

Anti-Money Laundering Efforts

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

Corporate Governance

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

Impact of Monetary Policies

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

Currently, there are approximately fifty different financial institutions in the Company’s market competing for the same customer base. According to the FDIC’s Summary of Deposits that is collected as of June 30 each year, the Company’s market share in its market area was approximately 4.14% at June 30, 2023.The Company competes in its market for loan and deposit products, along with many of the other services required by today’s banking customer, on the basis of availability, quality and pricing. The Company believes it is able to compete favorably in its markets, in terms of both the rates the Company offers and the level of service that the Company provides to its customers.

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

On December 1, 2023, the Company notified the Nasdaq Stock Market, LLC (“Nasdaq”) of its intent to file a Form 25 with the SEC to effect the voluntary delisting of the Company’s common stock from Nasdaq. On December 11, 2023, the Company filed the Form 25 with the SEC, and the Company’s common stock began trading on the OTCQX Market on December 15, 2023. On December 29, 2023, the Company filed a Form 15 to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will become effective on March 28, 2024. On January 3, 2024, the Company filed a Form 15 to report the automatic suspension of its duty to file reports with the SEC under Section 15(d) of the Exchange Act. The Company’s obligation to file periodic reports under the Exchange Act has been suspended, subject only to its obligation to file this Form 10-K for its 2023 fiscal year.

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

Interest rates increased significantly in 2022 and 2023, and these increases may continue in as the U.S. government attempts to slow economic growth to counteract rising inflation. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations of the Company, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. For the reasons set forth above, an increase in interest rates generally as a result of such a credit rating downgrade could adversely affect our net interest income levels, thereby resulting in reduced earnings, and reduce loan demand. Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as United States Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal insurance premiums and reserve requirements. Disintermediation could also result in material adverse effects on the Company’s financial condition and results of operations.

A discussion of the policies and procedures used to identify, assess and manage certain interest rate risk is set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

The Company is subject to risks related to recent events impacting the financial services industry.

The high-profile bank failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events are occurring during a period of continued interest rate increases by the Federal Reserve which, among other things, have resulted in unrealized losses in longer-duration securities held by banks, increased competition for bank deposits and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

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

As of December 31, 2023, approximately 80.7% of the Company’s loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s common stock is quoted on the OTCQX Market. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of the Company’s common stock.

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

Our operations and profitability are impacted by general business and economic conditions in the State of Mississippi, and the United States. These conditions include recession, short-term and long-term interest rates, inflation, money supply, political issues, international conflicts (including the conflict between Ukraine and Russia and between Israel and Hamas), legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	Cybersecurity

Risk Management and Strategy

General. The Company’s information security program, including its processes with respect to cybersecurity, is focused on protecting our systems, networks, and data from unauthorized access by a third party. Concerns about cybersecurity risks impact, at some level, every facet of the Company’s operations, from the way we structure the services we offer, to how we communicate with our customers, to our interactions with and training of employees, and to the expenditures we make when expanding and enhancing our technological infrastructure. We expect this continue to be the case as cybersecurity threats, and the means to respond to those threats, continue to evolve.

The Company has adopted a defense-in-depth philosophy that relies on multiple systems and processes to reasonably provide for the confidentiality, integrity, and availability of our systems, networks, and data. Features of our information security include:

•Documentation: We have written policies and procedures that delineate the roles and responsibilities of the Company’s Board of Directors, executive management, and other employees, as well as outside parties, with respect to the various aspects of the information security program. This documentation helps to align the entire information security program with our efforts to maintain the integrity of the Company’s cybersecurity. These policies and procedures are reviewed and updated at least annually.

•Separation of duties: Separation of duties means that, where appropriate, a task is designed to ensure that more than one person or group is responsible for its completion. We believe that separation of duties helps to prevent fraud, misuse, or other security compromise, and we apply this concept when we delegate administrative and oversight responsibilities to multiple groups for certain aspects of the information security program, including identity and access management, network management, system administration, policy oversight, monitoring, and alerting.

•The principle of least privilege: Access approval for the Company’s employees is coordinated between an employee’s manager, the Company’s human resources department and the Information Technology Service Desk. The goal is to give an employee access rights to our data, applications, and other information resources only to the extent necessary for the employee to perform the functions of the particular job. Any change in employment responsibilities that requires access changes is implemented using the same access approval procedures. Finally, all remote access into the Company’s networks must include approval by the Information Security Officer (which we refer to as the “ISO”).

•Vulnerability and patch management: The Company’s vulnerability management program includes internal and external scanning using third-party tools and services. Software patches are deployed based on criticality of vulnerability. Further, we track our performance in implementing patches, and if implementation timing falls below performance expectations, management will take steps to identify and remediate the root causes of implementation delays.

•Risk assessments: At least annually, management conducts risk assessments to assess the existence, severity and trends of cybersecurity risks and other risks that the Company’s information security program faces. The scope of an individual risk assessment can be the whole organization, parts of the organization, an individual information system, specific system components, or services.

•Log management: System security logs are consolidated by the Company’s Security Incident and Event Management system and are reviewed by the Bank’s contracted Managed Service Security Provider via both automatic and manual processes for anomalous behavior.

•Incident response: The incident response process is designed to, among other things, promptly elevate a cybersecurity threat or incident to the parties responsible for leading our efforts to identify, contain and mitigate the threat or incident, notify impacted customers or other third parties and comply with applicable law, regulations, and regulatory expectations.

•Employee training: Information security is an integral component of our employee training program. Training includes efforts to maintain security awareness among employees at all times by means of company-wide communications of cybersecurity risks or incidents.

The information security program applies to all the Company’s business lines and employees as well as to vendors and other third parties with access to the Company’s information systems or its confidential and proprietary information. Whenever we consider a new product or service to offer to its clients, or a new means of offering or providing an existing product or service, or a new back-office process or procedure, the implications to the Company’s information security are required to be considered.

Our ISO leads the Company’s information security team. The Board of Directors oversee our information security team, receiving regular updates related to the material features of the information security program, our success and failures in maintaining information security and emerging threats and management’s proposed response thereto.

Strategy and Testing. As mentioned above, the Company employs a layered, defense-in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity and to report on any suspected threats. These controls include appropriate access controls based on least privilege, multifactor authentication for remote and privilege access, and encryption to protect data. The information security program is designed to comply with applicable laws and regulations and is driven by industry standards for financial institutions, including the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool. We work closely with government and industry associations to stay abreast of developments and share best practices with respect to cybersecurity. The following paragraphs describe how we test, or otherwise obtain feedback about, the Company’s cybersecurity and other information security. The feedback we develop through testing and assessment, in addition to information about cybersecurity threats or incidents impacting other entities, is incorporated into the Company’s information security program to enhance our cybersecurity; in certain circumstances a new or emerging cybersecurity threat may require modifications to how we conduct business.

The Company’s information security team utilizes the Financial Services Sector Coordinating Council for Critical Infrastructure Protection and Homeland Security version of the FFIEC Cybersecurity Assessment Tool to perform an annual assessment of our information security program. The assessment provides a repeatable and measurable process for institutions to measure their cybersecurity preparedness over time. The assessment incorporates cybersecurity-related principles from the FFIEC Information Technology Examination Handbook and regulatory guidance, and concepts from other industry standards.

The assessment consists of two parts: Inherent Risk Profile and Cybersecurity Maturity. The Cybersecurity Maturity aspect of the assessment is designed to help management measure the institution’s level of risk and corresponding controls. The levels range from baseline to innovative. Cybersecurity Maturity includes tests to determine whether an institution’s behaviors, practices and processes can support cybersecurity preparedness within the following five domains:

●	Cyber risk management and oversight
●	Threat intelligence and collaboration
●	Cybersecurity controls
●	External dependency management
●	Cyber incident management and resilience

We also retain third parties to test the effectiveness of our cybersecurity efforts. Annually, we obtain independent third-party audits of the information security program, including program maturity and overall control effectiveness. Each year we engage a third-party security firm to conduct both external and internal penetration tests. The goal of these assessments is to discover vulnerabilities in the Company’s in-scope corporate networks. When testing reveals potential vulnerabilities in the Company’s security, management works to develop appropriate mitigation plans to resolve any outstanding issues; we also consider other recommendations to enhance our cybersecurity that these security firms may offer, implementing those that management concludes are appropriate within the context of the Company’s information security program and processes.

In addition to audits and testing by third party security firms, our information security program and infrastructure is subject to supervision by the FDIC and the DBCF, including regular in-depth examinations by subject-matter experts from the FDIC and DBCF. The laws and regulations that these regulators administer impose very high expectations on the Company with respect to its information security policies, procedures, processes, and controls. In particular, the Interagency Guidelines

Establishing Information Security Standards (the “Guidelines”) require us to implement a comprehensive written information security program that includes administrative, technical and physical safeguards designed to (1) ensure the security and confidentiality of customer information; (2) protect against any anticipated threats or hazards to the security or integrity of such information; (3) protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and (4) ensure the proper disposal of customer information and consumer information. We also must comply with the information sharing requirements and restrictions enacted pursuant to the GLBA. The regulators’ supervision of the Company is designed to ensure, among other things, that our information security program meets all the standards set forth in the Guidelines and that we operate in compliance with the GLBA and all other applicable information security laws and regulations. Finally, in addition to external scrutiny, our internal audit department reviews our compliance with the Guidelines, the GLBA and other laws and regulations, including those related to information security. If any of these examinations identify deficiencies or areas for improvement, the Company’s information security team works with management to act as promptly as reasonably possible to address the action item resulting from any such examination or review.

Diligence of Vendors and Other Third Parties. As noted above, the Company’s information security program applies to our vendors and other third parties (referred to collectively as “vendors”) with access to our information systems and networks and/or confidential and proprietary information. Before we grant access to the Company’s systems, or a vendor otherwise obtains access to the Company’s confidential and proprietary information, our information security team assesses the vendor’s information security program. We review the vendor’s information security policy (to the extent the third party is willing to provide a copy of such policy), information security audits, service organization reports and similar information; the team will also investigate the background, reputation and history of prior cybersecurity incidents of such vendor or other third party. If the information security team is not satisfied that the vendor’s information security infrastructure is adequate to reasonably protect the Company’s systems and confidential and proprietary information from unauthorized access, and there is no suitable solution to address the information security team’s concerns, then we will not engage such vendor.

The vendors we retain are also categorized by the level of risk that the vendor presents to us, of which information security risk is a component. The information security team annually reviews those vendors in the “high risk” category and periodically reviews other vendors. This review includes obtaining updated information security audits and service organization reports, where available, and otherwise analyzing whether the vendor’s cybersecurity risk profile has materially changed.

The information security team’s review process does not, and cannot, guarantee that a Company vendor will not suffer a cybersecurity incident that impacts us. Due to the possibility that a vendor’s information security may be breached, we also negotiate provisions in vendor contracts that address cybersecurity incidents. In addition to including provisions that address the parties’ relative responsibility for damages resulting from a cybersecurity incident at a vendor, these contracts also typically include provisions to ensure that the Company receives timely and complete notification of a cybersecurity incident and cooperation in responding thereto so that we can assess the extent of the incident’s impact on the Company’s systems or information, mitigate any adverse effects arising therefrom and comply with any customer or regulation notification requirements and other legal, regulator or contractual obligations.

Incident Response. For those situations where a cybersecurity threat or incident arises, whether internal to the Company or relating to one of its vendors, we have also organized an incident response team. The incident response team includes representatives from the information technology, operations, risk management, legal (including securities law counsel), privacy and finance departments, among others. In addition to meeting quarterly, the incident response team (or a subset of the team) gathers whenever there is a threatened or actual breach of the Company’s information security (whether involving an external actor or an internal party) to determine the nature and extent of the threatened or actual breach and, if appropriate, the steps to take in response thereto to protect the Company’s information security and mitigate any harm that has already occurred. The team is also responsible for ensuring the Company complies with legal and regulatory requirements (including notifying affected customers and regulators and making any filings required by the securities laws). The activities of our incident response team are reported to the Board’s Enterprise Risk Management Committee.

The Company also maintains a cyber insurance policy that provides cyber liability coverage.

Employee Training and Security Awareness. All employees are required to complete quarterly security awareness training programs. Courses within the training program include general cybersecurity best practices as well as a course specifically related to social engineering, email, and social media security. The Company also conducts routine internally focused exercises to help raise employee awareness of the risks associated with cybersecurity. For example, over the course of 2023, employees received at least one email per month designed to test employees’ ability to identify and avoid potential “phishing” emails, and those employees that fail this phishing test are assigned additional training. In addition, annually the Company’s incident response team engages in a cyber-attack tabletop exercise to train the incident response team in overcoming a simulated attack against The Citizens Bank’s payment systems and processes.

Governance and Oversight

Management Role. The Company takes a layered approach to the governance of its cybersecurity risk management. The first line of defense against cybersecurity risk is the company’s information security team, led by the ISO. This team is primarily responsible for promptly identifying cybersecurity risks associated with our existing and anticipated operations and once identified, assessing as to the level that each cybersecurity risk poses to us, and then controlling or mitigating to the extent reasonably possible (in the context the Company’s operations and resources, and competitive factors affecting how banks and other financial services companies conduct operations, among other things).

The efforts of our information security team to address cybersecurity risk are reviewed by the Chief Risk Officer, which oversees our enterprise risk management program. The Chief Risk Officerfocuses on the quality of the Company’s risk management process in order to manage risks within acceptable tolerance levels. As it pertains to cybersecurity risk, the Chief Risk Officer challenges the processes that the information security team has implemented to identify, assess, control, and mitigate cybersecurity risk. The Chief Risk Officer collaborates with the ISO and other business unit owners impacted by our cybersecurity risk management practices to develop and monitor controls and other processes that mitigate identified risks.

As the third line of defense against cybersecurity risk, our Internal Audit Department, with the assistance of outside experts, annually reviews and tests the Company’s processes, including its policies, procedures, and controls, with respect to cybersecurity risk. The Internal Audit Department reports the results of its review, including the steps management intends to take to address any findings, to the Audit Committee of the Board of Directors.

Board Oversight. The Company’s Board of Directors oversees the risks related to our technological infrastructure, information security, cybersecurity, business continuity and disaster recovery programs.

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

NAME OF OFFICE	LOCATION/TELEPHONE NUMBER	BANKING/FUNCTIONS OFFERED
Main Office	521 Main Street Philadelphia, Mississippi (601) 656-4692	Full Service; 24 Hour Teller
Eastside Branch	599 East Main Street Philadelphia, Mississippi 601) 656-4976	Full Service; 24 Hour Teller
Westside Branch	912 West Beacon Street Philadelphia, Mississippi (601) 656-4978	Full Service; 24 Hour Teller
Union Branch	502 Bank Street Union, Mississippi 656-4879	Full Service; 24 Hour Teller

NAME OF OFFICE	LOCATION/TELEPHONE NUMBER	BANKING/FUNCTIONS OFFERED
Carthage Branch	301 West Main Street Carthage, Mississippi (601) 257-4525	Full Service; 24 Hour Teller
Ridgeland Branch	320 Highway 51 North Ridgeland, Mississippi (601) 519-4020	Deposits; Loans
Sebastopol Branch	24 Pine Street Sebastopol, Mississippi (601) 625-7447	Full Service; 24 Hour Teller
DeKalb Branch	176 Main Avenue Service DeKalb, Mississippi (601) 743-2115	Full Service
Kosciusko Branch	775 North Jackson Avenue Kosciusko, Mississippi (662) 289-4356	Full Service; 24 Hour Teller
Scooba Branch	27597 Highway 16 East Scooba, Mississippi (662) 476-8431	Full Service;
Meridian Eastgate Branch	1825 Highway 39 North Meridian, Mississippi (601) 693-8367	Full Service; 24 Hour Teller
Decatur Branch	15330 Highway 15 South Decatur, Mississippi (601) 635-2321	Full Service; 24 Hour Teller
Forest Branch	247 Woodland Drive North Forest, Mississippi (601) 469-3424	Full Service; 24 Hour Teller
Louisville Main Branch	906 S Columbus Avenue Louisville, MS (662) 773-6261	Full Service; 24 Hour Teller
Louisville Industrial Branch	1760 S Church Avenue Louisville, MS (662) 773-6261	Drive Up
Noxapater Branch	45 East Main Street Noxapater, MS (662) 724-4261	Deposits
Starkville Branch	201 Highway 12 West Starkville, MS 39759 (662) 323-1420	Full Service;
Collinsville Branch	9065 Collinsville Road Collinsville, MS 39325 (601) 626-7608	Full Service; 24 Hour Teller

NAME OF OFFICE	LOCATION/TELEPHONE NUMBER	BANKING/FUNCTIONS OFFERED
Hattiesburg	6222 Highway 98 West Hattiesburg, MS 39402 (601) 264-4425	Full Service; 24 Hour Teller
Biloxi Lemoyne	15309 Lemoyne Boulevard Biloxi, MS 39532 (228) 207-2343	Full Service; 24 Hour Teller
Biloxi Cedar Lake	1830 Popps Ferry Road Biloxi, MS 39532 (228) 594-6913	Full Service; 24 Hour Teller
Oxford Branch	902 Sisk Avenue, Suite E Oxford, MS 38655	Full Service; 24 Hour Teller
Gulfport Branch	12008 Hwy 49 Gulfport, MS 39503 (228) 831-3535	Full Service; 24 Hour Teller
Ocean Springs Branch	2702 Bienville Blvd Ocean Springs, MS 39564 (228) 875-3933	Full Service; 24 Hour Teller
Pascagoula Branch	1519 Jackson Ave Pascagoula, MS 39567 (228) 762-3330	Full Service; 24 Hour Teller

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

Information required in partial response to this Item 5 can be found under the heading “Market Price and Dividend Information” in the 2023 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information in incorporated herein by reference.

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

Information required in response to this Item 7 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2023, 2022 and 2021” in the 2023 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required in response to this Item 7A can be found under the headings “Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 can be found under the heading “Consolidated Financial Statements” and “Quarterly Financial Trends” in the 2023 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A	CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The management of this Company, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Annual Report on Form 10-K).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Information required in response to this item can be found under the headings “Management’s Assessment of Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in the Company’s Consolidated Financial Statements contained in its 2023 Annual Report to Shareholders, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K. Such information is incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the internal control over financial reporting in the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

INSIDER TRADING ARRANGEMENTS AND POLICIES

During the three months ended December 31, 2023, no “director” or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A total of twelve directors currently serve on our Board of Directors. There are three classes of directors. Currently, four directors are in Class I, four directors are in Class II, and four directors are in Class III. Class I directors, which are Messrs. G. Cronin, D. Kilgore, H. King and J. Voyles, have terms that expire at the 2024 Annual Meeting of shareholders (the “2024 Annual Meeting”).

Our Chief Executive Officer does not serve as the Chairperson of our Board of Directors. Our Board of Directors believes that having an outside director serve as the Chairperson helps to ensure that the non-employee directors take an active leadership role on our Board of Directors, and that this leadership structure is beneficial to the Company.

The term of office of each Class I director expires at the 2024 Annual Meeting, the term of office of each Class II director expires at the 2025 annual meeting of shareholders, and the term of office of each Class III director expires at the 2026 annual meeting of shareholders.

Gregory E. Cronin, 61, joined our Board of Directors in 2019. Mr. Cronin is the Gulf Coast Area president of the Bank. Prior to joining the bank in October 2019, Mr. Cronin served as President and CEO of Charter Bank since 2008. As a long-time bank executive, Mr. Cronin provides expertise into the day to day bank operations and the related loan functions.

Jason R. Voyles, 46, joined our Board of Directors in 2021. Mr. Voyles is a licensed real estate broker and has been serving as President of Spectrum Capital since 2006. Prior to that time, Mr. Voyles served as the Vice President of Corporate Development for W. G. Yates and Sons, Inc., a general contractor doing business worldwide, since 2009. As a real estate professional, Mr. Voyles provides a deep knowledge of commercial real estate transactions and as an executive of a real estate company provides a perspective into what our customers value.

David A. King, 69, joined our Board of Directors in 1997 and currently serves on the loan committee. Since 1977, Mr. King has been the proprietor of Philadelphia Motor Company, a company primarily engaged in wholesale and retail auto parts sales. As a small business owner, Mr. King provides a first-hand perspective regarding the needs of a typical small business owner, including loans, deposit operations and other services.

Greg L. McKee, 62, joined our Board of Directors in 2001. Mr. McKee served as the President and Chief Executive Officer of the Bank. Prior to becoming Chief Executive Officer, he was employed as President of the Bank since January 2002. He was previously employed by the Bank as an Executive Vice-President, Senior Vice-President and Vice-President prior to January 2002. As our former Chief Executive Officer, Mr. McKee is uniquely qualified to advise the Board of Directors on our operations, competition and industry.

Terrell E. Winstead, 63, joined our Board of Directors in 2007. Since 1987, Mr. Winstead has been employed by The Molpus Company, now doing business as Molpus Woodlands Group, which acquires, manages, and sells timberland as an investment vehicle for pension funds, college endowments, foundations, insurance and high-net-worth individual investors. During that time, he has served as Controller, Vice President of Finance, Chief Financial Officer, Executive Vice President, and is now President and Chief Executive Officer. As a Certified Public Accountant, Mr. Winstead offers accounting expertise and financial sophistication to the audit committee and to the Board of Directors.

Stacy M. Brantley, 50, joined our Board of Directors in 2023. Mr. Brantley was named President and Chief Executive Officer of the Bank and President of the Company in February 2023. From 2009 to February 2023, he served as Executive Vice President and Chief Banking Officer of Morris Bank in Dublin, GA. Prior to that role, he served as Chief Financial Officer of Magnolia Bankshares, Inc. in Eastman, GA. Prior to that role, he served as a Senior Accountant at a regional CPA firm in Georgia.

Jane D. Crosswhite, 62, joined our Board of Directors in 2020. is the Executive Vice-President and Secretary/Treasurer of Williams Brothers Incorporated, a general merchandise store located in Philadelphia, Mississippi, that was started by her family in 1907. She began working there part-time in 1979 and transitioned to full-time in 1983. Ms. Crosswhite brings a wealth of experience in the retail business and tremendous knowledge of the general economy in our service area.

Craig Dungan, MD, 61, joined our Board of Directors in 2008. Dr. Dungan is a physician specializing in gastroenterology and has been associated with Meridian Gastroenterology PLLC since 2004. Prior to that time, he practiced as a member of the Rush Medical Group. As a physician, he brings a unique perspective to the Board of Directors regarding the needs of the medical community, especially as it relates to the Meridian, Mississippi geographic market.

Daniel Adam Mars, 44, joined our Board of Directors in 2007. Mr. Mars is currently serving in the capacity as the business manager for Mars, Mars and Mars, Attorneys-at-Law. Mr. Mars has been the owner of MMM Investments LLC since 2004. As a real estate professional, Mr. Mars’ insight into the local real estate market is invaluable to our Board of Directors when evaluating potential real estate loans.

David P. Webb, 64, joined our Board of Directors in 1998. Mr. Webb is a tax attorney and has been engaged in the practice of law since 1986. He is currently a shareholder of the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz, PC. As a practicing attorney and Certified Public Accountant, Mr. Webb provides both legal and accounting expertise.

Donald L. Kilgore, 74, joined our Board of Directors in 2001. Mr. Kilgore is a practicing attorney for Alford, Thomas & Kilgore after serving in Mississippi Attorney General’s Office as an Assistant Attorney General from 2015 until 2019. Prior to that, he served as the Attorney General for the Mississippi Band of Choctaw Indians beginning in March 2005. Prior to that time, he was engaged in the practice of law for 26 years as a partner of the law firm of Alford, Thomas and Kilgore. As a practicing attorney, Mr. Kilgore offers expertise regarding real estate and contract law issues.

Herbert A. King, 72, joined our Board of Directors in 1997 and currently serves as Chairman of our Board of Directors. Mr. King is a civil engineer and has been associated with King Engineering, Inc. since 1990. King Engineering is primarily engaged in general civil engineering and land surveying. As a civil engineer, Mr. King provides insight into the ramifications of certain engineering issues impacting our potential real estate loans.

There are no family relationships between any director, executive officer or persons nominated or chosen to become a director or executive officer, except that David A. King is Caroline Forks uncle.

All of our continuing directors presently serve on the Board of Directors of the Bank.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Terrell E. Winstead (Chairman), Herbert A. King, Jason R. Voyles, Vincent C. Dungan and Jane D. Crosswhite are the members of the audit committee. Our Board of Directors has determined that each member of the audit committee is an “independent director” as defined in rule 2.5 of the OTCQX Rules for U.S. Companies and that each meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act. Our Board of Directors has determined that Terrell Winstead qualifies as an “audit committee financial expert” as such term is defined under SEC regulations and satisfies the financial sophistication requirements of Rule 5605(c)(2)(A) of the Nasdaq Marketplace Rules. Our Board of Directors has adopted a written charter for the audit committee that details its authority, powers and responsibilities. The committee periodically reviews the charter and makes appropriate revisions. A copy of the audit committee charter can be found on our website, www.citizensholdingcompany.com, under the “Investor Relations—Corporate Governance” tab. The information on our website is not incorporated into this proxy statement.

The audit committee reviews our financial reporting process on behalf of our Board of Directors. The audit committee’s duties and responsibilities include the following:

●	appointing (which includes the power to dismiss), compensating and overseeing our independent auditors;
●	monitoring the integrity of our financial reporting process and system of internal controls;
●	monitoring the independence and performance of our independent auditors and internal auditing department;
●	reviewing and establishing internal policies and procedures regarding audits, accounting and other financial controls;
●	reviewing the adequacy of our internal controls and determining whether new controls or procedures are necessary;
●	pre-approving all auditing and permitted non-audit services provided by our independent auditors;
●	providing an avenue of communication among our independent auditors, management, the internal auditing department, and our Board of Directors; and
●

establishing procedures for (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (2) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

During 2023, the audit committee held seven meetings.

Nominating Committee

The members of the nominating committee are David P. Webb (Chairman), David A. King, Jason R. Voyles, and Stacy M. Brantley. Our Board of Directors has determined that each member of the nominating committee is an “independent director” as defined in rule 2.5 of the OTCQX Rules for U.S. Companies. The nominating committee has adopted a charter that details its authority, powers and responsibilities. The committee periodically reviews the charter and makes appropriate revisions. A copy of the nominating committee charter can be found on our website, www.thecitizensbankphila.com/investor-relations, under the “Corporate Governance” tab. The information on our website is not incorporated into this proxy statement.

The nominating committee is responsible for interviewing, evaluating, nominating and recommending individuals for membership on our Board of Directors and its committees. The nominating committee prepared the slate of candidates for election at the Annual Meeting and presented this list to our Board of Directors for their approval.

The nominating committee seeks recommendations from our existing directors to identify potential candidates to fill vacancies on our Board of Directors. The nominating committee will also consider nominees who are recommended by our shareholders. The nominating committee evaluates all nominees for election as a director, whether such individuals are recommended by our current directors, by shareholders or otherwise, using the following criteria:

●	the candidate’s independence for purposes of the OTCQX Market Rules and SEC rules;
●	the candidate’s financial sophistication for purposes of service as a member of the audit committee;
●	the candidate’s experience in banking, or in marketing, finance, legal, accounting or other professional disciplines;
●	the candidate’s capacity and desire to represent the best interests of the shareholders as a whole and not a special interest group or constituency;
●	the candidate’s familiarity with and participation in the local community and prominence and reputation in his or her profession; and
●	the candidate’s record of honest and ethical conduct, personal integrity and independent judgment.

Although the Company has no formal policy regarding diversity, the nominating committee also looks at the potential candidates with a purpose to include a diversity of job and life experiences drawn from shareholders throughout the geographic market served by us. The Company pays special attention to maintain a group of directors from diverse areas of expertise to add value to the Board of Directors and the decisions that they make. The Company believes that a board of directors that draws experience from a variety of professions will have the ability to consider all views prior to making decisions.

The nominating committee held four meetings in 2023.

BOARD MEMBERSHIP, MEETINGS AND ATTENDANCE

Our Board of Directors meets monthly, generally in a joint session with the Board of Directors of the Bank. During 2023, our Board of Directors met 13 times. There were 12 regular monthly meetings and 1 special meeting. Each director attended at least 75% of all meetings held by our Board of Directors and the committees on which he served. The members of our Board of Directors who are “independent directors,” as defined in rule 2.5 of the OTCQX Rules for U.S. Companies, met in executive session one time in 2023.

Our Board of Directors does not have a policy regarding director attendance at the Annual Meeting. Last year, all of the directors attended the Annual Meeting, and we expect that all directors will attend this year’s Annual Meeting.

Our Board of Directors has established an audit committee, a compensation committee, and a nominating committee. The composition and responsibilities of the audit committee and the nominating committee are described below. The composition and responsibilities of the compensation committee are described in the “Compensation Discussion and Analysis” section below.

CORPORATE GOVERNANCE MATTERS; RISK OVERSIGHT AND MANAGEMENT

Both the Board of Directors as a whole and its respective committees serve an active role in overseeing management of our risks. Our Board of Directors regularly reviews, with members of our senior management and outside advisors, information regarding our strategy and key areas of the Company including operations, finance, legal and regulatory, as well as the risks associated with each. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and reviewing the risks associated with our overall compensation practices and policies for all of our employees. The audit committee oversees risks associated with financial matters such as accounting, internal controls over financial reporting, tax, fraud assessment and financial policies. The nominating committee manages risks associated with corporate governance policies, the independence of our Board of Directors and potential conflicts of interest.

EXECUTIVE OFFICERS

Stacy M. Brantley and Phillip R. Branch are our executive officers. Information about the age, position and experience of Mr. Branch is listed below. Information about Mr. Brantley appears previously under the heading “Board of Directors.” Both of our executive officers are appointed annually by our Board of Directors and serve at the discretion of our Board of Directors.

Name	Age	Position
Phillip R. Branch	40

Mr. Branch has been employed as our Treasurer and Chief Financial Officer since October 2020. He has been employed by the Bank as Vice President since March 2018. Prior to that, he served as a Senior Manager in a regional firm’s financial institutions practice serving financial institutions across the Southeast since 2006. He is a licensed Certified Public Accountant in the state of Mississippi.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to any director, director nominee or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities, (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated, (5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease–and–desist order, or removal or prohibition order, or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self–regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent, exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes the compensation program for our named executive officers (“NEOs”). Our NEOs are Mrs. Brantley and Mr. Branch. As more fully described below, our compensation committee is charged with establishing, reviewing and administering our executive officer compensation program, including making all decisions about the compensation of our NEOs.

The compensation committee is responsible for determining the compensation of our NEOs and our directors. The committee consists of David P. Webb, Herbert A. King, Terrell E. Winstead, Daniel A. Mars, Jane D. Crosswhite, and Donald L. Kilgore, who is the chairman. Each member of the compensation committee is an “independent director,” as defined under Rule 2.5 of the OTCQX Rules for U.S. Companies. Each member is also a “non-employee director,” as defined in Rule 16b-3 promulgated under the Exchange Act, and each qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The compensation committee has adopted a written committee charter that details its authority, powers and responsibilities. A copy of the charter can be found on our website at www.citizensholdingcompany.com under the “Investor Relations - Corporate Governance” tab. The information on our website is not incorporated into this proxy statement. The compensation committee periodically reviews its charter and makes revisions as it deems appropriate. The compensation committee meets with the frequency necessary to perform its duties and responsibilities. The compensation committee usually makes many of its performance-based decisions at a meeting held in January of each fiscal year, including evaluating the performance of our NEOs during the immediately preceding year, determining the amount of their annual cash bonuses for the preceding year, and determining base salaries for the upcoming fiscal year. Grants of equity compensation are generally made in the second quarter of each year; however, the compensation committee did not make any equity grants to NEOs during 2023 other than the restricted stock grant made to Mr. Brantley in his capacity as a director. The committee met five times during 2023.

Role of Our Executive Officers

Our executive officers compile and provide information and assist in the management and administration of our executive compensation and other benefit plans. Mr. Brantley will make recommendations to the compensation committee regarding the compensation of officers, other than himself.... Our executives’ responsibilities may include, but are not limited to, the following:

●	recommending pay levels and grants and awards for our officers, other than our President and Chief Executive Officer and the Treasurer and Chief Financial Officer;
●	recommending changes to ensure that our compensation programs remain competitive and align with our objectives; and
●

providing information to the compensation committee, including but not limited to (1) information concerning Company and individual performance, (2) information concerning the attainment of our strategic objectives, (3) the common stock ownership of each executive officer and his option holdings, (4) equity compensation plan dilution, and (5) compensation and performance data of other similar size banks.

Our executive officers may attend the meetings of the compensation committee, at its request, except that Messrs. Branch and Brantley may not be present during the compensation committee’s deliberation of their individual compensation. A portion of each of the four compensation committee meetings held during 2023 was an executive session during which none of our executive officers were present.

Compensation Consultants

The compensation committee has the power and authority to hire outside advisors or consultants to assist the compensation committee in fulfilling its responsibilities to review our director and executive compensation programs. Prior to 2020, the compensation committee engaged Bruce Hlavacek, a registered representative of The Leaders Group, to review the Bank’s Supplemental Executive Retirement Program (the “SERP”), and the program was further reviewed by iZale Financial Group and our independent auditors.  Based on those reviews, we modified the SERP to provide for lower forecasts in the rate of growth in executive pay. The SERP is described more fully in this CD&A.

In 2018, the compensation committee retained the services of ChaseCompGroup to provide an independent review of the directors’ and executive officers’ compensation programs and to make recommendations to the committee. The compensation committee has utilized some of the results of this study in formulating the current level of compensation for the executive officers and directors of the Company.

Compensation Program Objectives

The fundamental purpose of our executive officer compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, our compensation program has three basic objectives:

●	to retain and motivate our executive officers, including the NEOs;
●	to reward executive officers upon the achievement of measurable corporate, business unit and individual performance goals; and
●	to align each executive officer’s interests with the interests of our shareholders.

Specifics of the Compensation Program

The elements of the executive compensation program have remained substantially the same for several years. We believe our programs are effectively designed and are working well to align our named executive officers’ interests with the interests of our shareholders and are instrumental to achieving our business strategy. In determining executive compensation for 2023, the compensation committee considered that a vast majority of shareholders (approximately 69.5%) voted to approve the “say-on-pay” proposal at our 2023 Annual Meeting. As a result, the compensation committee continued to utilize the same elements it has used in previous years and will continue to consider shareholder concerns and feedback in the future.

Our compensation program includes four basic elements:

●

Base salary: This element is intended to reflect an executive officer’s job responsibilities and his value to us. It is also intended to retain our executive officers and to acknowledge each executive officer’s individual efforts in furthering our strategic goals.

●

Annual cash bonus: An annual cash bonus is one of the performance-based elements of our compensation program. It is intended to motivate our executive officers and to provide an immediate reward for short-term (annual) set performance.

●

Equity-based incentives: Grants of equity awards are the method we use to align the long-term interests of our NEOs with the interests of our shareholders, which is another element of performance-based compensation.

●

Welfare benefits and retirement plans: These benefits and plans are intended to retain qualified executive officers, by ensuring that our compensation program is competitive and provides an adequate opportunity for retirement savings.

Benchmarking

The compensation committee does not believe it is appropriate to determine total compensation, or any element of compensation, based primarily on benchmarking, which is the practice of setting compensation based upon the compensation practices of other companies similar in size, industry and other characteristics. However, the compensation committee does review the Mississippi Bankers Association Salary Survey as it determines the appropriate salary levels for all our officers and employees, including the NEOs.

Determination of Amounts Allocated to Each Compensation Program Element

The compensation committee does not use a specific formula to determine the amount allocated to each element of our compensation program. Instead, the compensation committee makes individual compensation decisions that provide for adequate exposure to equity, an appropriate mix of short-term and long-term rewards and an adequate performance based component.

Base Salary

Considerations. The compensation committee reviews and adjusts base salary annually. Adjustments are based upon a review of a variety of factors, including the following:

●	individual, Company and Bank performance, measured against quantitative and qualitative goals, such as asset and net income performance;
●	duties and responsibilities; and
●	compensation paid by similar size banks.

Fiscal Year 2023 Decisions. The 2023 base salary of our NEOs is included in the Summary Compensation Table that follows this discussion. For 2023, base salaries increased 4.0% when compared to base salaries paid in 2022. The primary factors evaluated by the compensation committee in connection with the decision to raise base salaries in 2023 were (1) the earnings performance of the Company, and (2) individual performance.

Fiscal Year 2024 Decisions. The compensation committee has set the following base salaries for 2024, which was an increase over the base salary paid in 2023:

Executive Officer	2024 Base Salary	2023 Base Salary	Percentage Increase Over 2023 Base Salary
Stacy M. Brantley	$390,000	$375,000(1)	4.0%
Phillip R. Branch	$192,629	$185,220	4.0%
Greg McKee	$ -	$354,333(2)	N/A

____________________

(1) Mr. Brantley started with the Bank effective February 13, 2023.

(2) Mr. McKee retired in 2023.

Annual Cash Bonus

Considerations. At its meeting in January each fiscal year, the compensation committee analyzes our performance, Bank performance and the individual performance of each NEO with the growth of our net income being the primary consideration.  For the 2023 fiscal year, the compensation committee determined that Mr. Brantley would be paid a guaranteed cash bonus of 40% of Mr. Brantley’s 2023 base salary (“Brantley Base Bonus”). Mr. Branch would be paid a cash bonus of 10% of Mr. Branch’s 2023 base salary (“Branch Base Bonus”) if our net income attained the income level set by our Board of Directors (the “Net Income Target”).  The Brantley Base Bonus was guaranteed and the Branch Base Bonus was subject to adjustment either up or down, based upon the difference between actual net income for 2023 and the Net Income Target. For each 1% increment actual net income varied above the Net Income Target, the Branch Base Bonus was increased by 2%.  For each 1% increment actual net income varied below the Net Income Target, the Branch Base Bonus was decreased by 5%.  The tables below demonstrate how the Branch Base Bonus would be determined under various scenarios.

Fiscal Year 2023 Decisions. Cash bonuses paid to our NEOs are listed on the Summary Compensation Table, which follows this discussion. In 2023, our net income was not higher than the Net Income Target and accordingly, Mr. Branch received a base bonus of 4% Using the above formula, the compensation committee determined that Mr. Branch should receive a bonus of $7,409.

Fiscal Year 2024 Decisions. For the 2024 fiscal year, the compensation committee is analyzing the current incentive structure as it relates to cash bonuses for Mr. Brantley and Mr. Branch. Changes for fiscal year 2024 and moving forward are being considered, but no formal incentive structure has been approved as of the publication date of this annual report and proxy.

Equity Compensation

Considerations. Prior to 2009, equity compensation was granted under our LTIP, our 1999 Employees’ Long-Term Incentive Plan, in the form of stock options, which are used to incentivize long-term performance. In 2013, we adopted the 2013 Incentive Compensation Plan, which provides for various forms of equity awards, including stock options and restricted stock, to incentivize long-term performance. Stock options and restricted stock align management’s interests with those of our shareholders. The exercise price for stock options is always the fair market value of our common stock on the grant date, which is the closing market price of our common stock on the date of the grant as quoted on The OTCQX Market (or on the immediately preceding trading date if shares are not traded on the grant date). Unless the compensation committee otherwise provides, restricted stock vest in one year and options vest in six months and one day after grant, and stock options lapse ten years after the grant date. The vesting of restricted stock and options is accelerated and an executive officer’s options remain exercisable for not less than six months following a change in control of the Company.

The compensation committee believes that the practice of making grants about the same date each year precludes any inference that we are attempting to manipulate the timing of our equity grants to take advantage of non-public information. We do not backdate options or grant options retroactively. Generally, in determining the amount of any grant, the compensation committee considers:

●	the position, responsibility and prior performance of each executive officer;
●	his ability to affect corporate performance;
●	the value of grants or awards in relation to other elements of total compensation; and
●	the number of shares of our common stock that he owns, whether directly or beneficially.

Fiscal Year 2023 Decisions. The Summary Compensation Table and the table entitled Grants of Plan Based Awards, which follow this discussion, each provide specific information about equity awards granted for the 2023 fiscal year. For 2023, the compensation committee granted an equity award to Mr. Brantley for 3,868 shares in relation to his employment agreement and another 750 shares of restricted stock to Mr. Brantley in his capacity as a director.

Welfare and Retirement Plans

Retirement Benefits. We offer our eligible employees, including our NEOs, participation in a tax-qualified defined contribution 401(k) plan, which allows savings for retirement on a tax deferred basis. In 2023, we provided 50% matching contributions, up to 6% of compensation deferred, as well as discretionary non-matching contributions. Both contributions are subject to the completion of a three-year incremental service vesting period. The plan provides for the distribution of account balances following termination of employment, generally in the form of a lump sum. The Summary Compensation Table includes information about our contributions for the 2023 fiscal year.

Supplemental Retirement Benefits. We also maintain a Supplemental Executive Retirement Plan, or SERP, for our NEOs. The SERP is a noncontributory, nonqualified retirement plan. It generally provides for the payment of benefits upon retirement, death or disability. If a participant retires on or after reaching the age 55, the participant is entitled to receive a benefit equal to 50% of the participant’s average base salary during the three years preceding retirement. This benefit is reduced by 5% for each year between the participant’s age at retirement and his 65th birthday. The benefit is paid in monthly installments over 15 years, commencing the month after the participant’s employment ends.

If a participant’s employment ends before age 55, he is entitled to receive the vested portion of his benefit in a lump sum the month following termination of employment. Each of our NEO’s benefit is fully vested. The Pension Benefits table that follows this discussion sets forth the amount of the benefit that each NEO has accrued under the SERP as of December 31, 2023.

If a participant’s employment ends within two years of a change in control, our SERP provides a benefit equal to 50% of his average base salary over the three years preceding his/her termination. Payment is made in monthly installments over 15 years, commencing the month after the participant’s employment ends. The term “change in control” is defined to include the following events:

●	any person or group becomes the direct or indirect beneficial owner of at least 25% of our or the Bank’s outstanding voting stock;
●	the completion of a merger of us or the Bank in which we or the Bank, as applicable, are not the surviving entity;
●	sale of our or the Bank’s assets equal to 25% of the fair market value of all of our or the Bank’s gross assets prior to the sale;
●	the members of our or the Bank’s board of directors immediately prior to a tender offer, exchange offer or contested director election cease to constitute a majority after such transaction; or
●	a tender offer or exchange offer is made which, if completed, would result in the offeror owning at least 25% of our or the Bank’s outstanding voting stock.

Welfare Benefits. We maintain a number of broad-based benefit plans that are available to all of our employees, including group medical, dental and life insurance plans, some of which are contributory.

Agreements with our NEOs

We have entered into a change in control agreement with Mr. Brantley, and our NEOs are entitled to change in control benefits under the SERP. We believe that change in control payments ensure that personal concerns do not impede transactions that may be in the best interests of our shareholders, such as a sale of the Company to a third party. The agreement is described in the section below titled “Potential Payments upon Termination or Change in Control.”

Risks Associated with our Compensation Practices

We believe that any risks arising from our compensation policies and practices for our employees, including our NEOs, are not reasonably likely to have a material adverse effect on us. Our compensation program is relatively simple and has only three material elements: base salary; annual cash bonus; and equity-based incentive compensation. Base salary represents a fixed amount of payment and therefore does not encourage any excessive risk taking. The compensation committee has determined annual bonus amounts by objectively analyzing changes in our net income, which has a positive effect on shareholder value and mitigates any incentive for employees to take excessive risk. Finally, our equity-based incentive compensation program provides for various equity awards, including restricted stock and stock options. We believe that the equity component of our compensation program serves to align the long-term interest of management with the interests of shareholders and thus mitigates excessive risk taking.

Tax Considerations

Section 162(m). Section 162(m) of the Code limits publicly held companies to an annual deduction for federal income tax purposes of $1.0 million for compensation paid to each of its chief executive officer, chief financial officer and the next three most highly compensated executive officers whose compensation is required to be disclosed in the company’s annual proxy statement (referred to as “Covered Employees”). Historically, there has been an exception to this $1.0 million limitation for performance-based compensation that meets certain requirements, and the chief financial officer has been excluded from the definition of a Covered Employee. Effective January 1, 2018, under the Tax Cuts and Jobs Act, the exception for performance-based compensation has been eliminated, and compensation paid to the chief financial officer is now subject to the $1.0 million deduction limitation. The amendments to Section 162(m) included a grandfather clause applicable to compensation paid pursuant to a written binding contract in effect on November 2, 2017 that is not materially modified after such date.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of the Company’s compensation programs. The compensation committee believes that achieving its objectives under the compensation philosophy set forth above is more important than the benefit of tax deductibility. The compensation committee reserves the right to maintain flexibility in how it compensates its executive officers that may result in limiting the deductibility of amounts of compensation from time to time. Given our current levels of compensation, the compensation committee does not anticipate that the compensation presently paid to any executive officer will be impacted by the limit or the recent changes to Section 162(m).

Other Statutes and Regulations. In January 2006, we adopted the provisions of FASB ASC Topic 718, Compensation-Stock Compensation, which replaced FASB 123R. ASC Topic 718 establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Under ASC Topic 718, we are required to recognize compensation expense for all share-based payments to our employees, including our NEOs.

Conclusions of the Compensation Committee

After considering all of the elements of compensation paid to our NEOs in 2023, the compensation committee has concluded that the compensation is reasonable and not excessive. This conclusion is based upon a number of factors, including the following:

●	our earnings over the previous three years;
●	our consistent dividends;
●	that meaningful portion of our NEOs’ total compensation is subject to the achievement of performance goals; and
●	that the total compensation levels for our NEOs are consistent with the compensation levels deemed appropriate by the committee, which are less than those of similar size banks.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Compensation Committee:	Donald L. Kilgore, Chairman David P. Webb Herbert A. King Terrell E. Winstead Daniel A. Mars Jane D. Crosswhite

Compensation Committee Interlocks and Insider Participation

David P. Webb, Donald L. Kilgore, Terrell E. Winstead, Daniel A. Mars, Jane D. Crosswhite and Herbert A. King are the members of the compensation committee, and they determined the compensation for our executive officers in 2023. None of the members of the compensation committee is or was an officer or employee of the Company or the Bank. Please refer back to the Board of Directors section regarding director independence and for Mr. Webb’s disclosure of a related party transaction. During 2023, none of our NEOs served as a director or member of the compensation committee of any other entity whose executive officers served on our Board of Directors or compensation committee.

COMPENSATION TABLES

The following table provides information concerning the total compensation earned or paid to our NEOs for services rendered to us or the Bank during the 2023, 2022, and 2021 fiscal years.

Summary Compensation Table

(2023, 2022 and 2021 Fiscal Years)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Stacy Brantley President and Chief Executive Officer	2023 2022 2021	375,000 - -	131,250 - -	69,360 - -	- - -	283,764(3) - -	859,374 - -
Phillip R. Branch Treasurer and Chief Financial Officer	2023 2022 2021	185,220 176,400 167,692	7,409 27,536 19,404	- - -	- - -	28,776(4) 26,631 25,274	221,405 230,567 212,370
Greg L. McKee Former President and Chief Executive Officer	2023 2022 2021	61,327 354,333 336,842	- - -	9,360 14,288 14,220	131,493 145,631 142,916	19,571(5) 53,266 53,468	221,751 705,796 644,888

(1)

Neither Mr. Brantley, Mr. Branch, nor Mr. Mckee received any stock options in 2023, 2022, or 2021. These non-cash payments only represent the aggregate grant date fair value, as computed in accordance with FASB ASC Topic 718, of 750 shares of restricted stock granted in 2023 to Mr. Mckee and Mr. Brantley as well as 2022 and 2021 to Mr. McKee in his capacity as a director. The value of the awards shown in this column is based on the grant date closing price.

(2)	This amount represents an increase in accrued benefits under our SERP.

(3)

For 2023, includes director’s fees of $19,300, group life insurance premiums in the amount of $1,333, group health premiums in the amount of $5,409, a signing/moving bonus of $235,000, a car allowance of $10,615, and country club dues in the amount of $9,097

(4)

For 2023, includes our matching and profit-sharing contributions to the Bank’s 401(k) plan in the amount of $12,766, the value of group life insurance premiums in the amount of $1,318, group health premiums in the amount of $6,491 and country club dues in the amount of $6,300.

(5)

For 2023, includes our matching and profit-sharing contributions to the Bank’s 401(k) plan in the amount of $6,806, the value of group life insurance premiums in the amount of $128, and group health premiums in the amount of $11,515.

Grants of Plan –Based Awards in 2023

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value Of Stock and Option Awards ($)(1)
Mr. Brantley	March 1, 2023	3,868	$60,000
Mr. Brantley	April 26, 2023	750	$9,360

(1)	This column shows the full grant date fair value of the restricted stock granted in 2023 under ASC 718. Such shares were granted to Mr. Brantley in his capacity as a director.

Mr. Branch was not granted any plan-based awards of stock options or restricted stock in 2023.

The following table includes information about the restricted stock award held by our NEOs at the end of our 2023 fiscal year, which were granted under our LTIP. The exercise price is fair market value on the date of grant, defined as the closing market price of a share of our common stock as quoted on The Nasdaq Global Market.

Outstanding Equity Awards at December 31, 2023

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested($)
Mr. Brantley	3/1/2023	-	-	-	-	3,868	60,000
Mr. Brantley	4/26/2023	-	-	-	-	750	9,360

Option Exercises and Stock Vested in 2023

Name	Number of Securities Underlying Exercised Options (#)	Restricted Stock Vested (#)	Value Realized on Exercise/ Vesting ($)	Option Exercise/Vesting Date
N/A	-	-	-	N/A

Neither the Company nor the Bank maintains a tax-qualified defined benefit or pension plan. The following table includes information about the benefits accrued under the Bank’s nonqualified Supplemental Executive Retirement Plan, or SERP.

Pension Benefits

Name	Number of Years Of Credited Service	Present Value of Accumulated Benefit(1) ($)	Payments in Fiscal 2023 ($)
Phillip R. Branch	1	10,847	—

(1)

This amount represents the present value as of December 31, 2023, of the accumulated benefit necessary to fund a retirement benefit under the SERP using a 5.12% interest rate and amortizing an appropriate service cost per year until retirement.

Potential Payments upon Termination or Change in Control

The Bank had entered into an agreement with Mr. Brantley, which provides for a payment upon the occurrence of a change in control, whether or not Mr. Brantley’s employment continues after the change in control. In the event of a change in control, the Bank will pay to Mr. Brantley an amount equal to his salary and target bonus of 40% for 24 months following separation. The payment will be made in 24 equal monthly installments commencing on the first business day of the month next following the date of the change in control.

The term “change in control” is defined in Mr. Brantley’s agreement to include the following events:

●	any person or group becomes the direct or indirect beneficial owner of more than 50% of the Bank’s outstanding voting stock;
●	as a result of a merger or consolidation of the Bank, less than 50% of the surviving corporation’s outstanding voting securities owned by us;
●	a transfer of substantially all of the property of the Bank other than to an entity in which the Bank owns at least 50% of the voting stock; or
●	the majority of the Bank’s board of directors is replaced without recommendation or approval of a majority of the incumbent board.

As discussed in the CD&A section of this proxy statement, the Bank’s SERP also provides for payments in the event employment is terminated in connection with a change in control. Assuming the change in control occurred on the last business day of the 2022 fiscal year, the aggregate amounts payable under Mr. Brantley’s change in control agreement and each NEO’s benefit under the SERP are as follows:

Name	Change in Control Agreement	SERP	Total

Stacy M. Brantley	$1,092,000	$-	$1,092,000
Phillip R. Branch	-	486,189	486,189

CEO Pay ratio

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Stacy M. Brantley, our CEO.

For 2023, our last completed fiscal year, the median of the annual total compensation of all employees of the Company (other than our CEO) was $46,702, and the annual total compensation of our CEO as detailed in the Summary Compensation Table in this proxy, was $774,464. Based on this information, for 2023 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 16.6 to 1.

To determine the median of the annual total compensation of all employees of the Company (other than our CEO), we identified our total employee population as of December 31, 2023, which consisted of approximately 269 individuals. Of these employees, approximately 246 individuals are full-time equivalent employees, with the remainder employed on a part-time (less than 40 hours per week) basis.

To identify the “median employee” we conducted an analysis of this employee population, without the use of statistical sampling. We determined our median employee using “total compensation” for the full year 2023. “Total compensation” consisted of base pay, bonuses, commissions, fringe benefits, incentives, severance and vacation payout. Using this methodology, we determined that the “median employee” was a full-time branch teller responsible for establishing, retaining, and deepening customer relationships by performing efficient and accurate banking transactions; and opening and closing accounts in support of the Company’s goals and objectives within the branch. With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

Pay Versus Performance Table

As required by Section 953(a) of the Dodd-Frank Act and Item 402(v) of Regulation S-K, the Pay Versus Performance (“PVP”) rules because effective for the Company as of December 31, 2023 and the Company must comply with the PVP rules in proxy and information statements that include compensation disclosures.

The following table provides information concerning the required PVP disclosures for the 2023, 2022, and 2021 fiscal years.

Year	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid to PEO ($)(3)	Average Summary Compensation Table total for Non-PEO NEOs ($)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)	Net Income ($ - in thousands)
2023	859,374	743,861	221,405	221,405	44	1,854
2022	705,796	555,995	230,567	230,567	73	9,620
2021	644,888	502,160	212,370	212,370	94	7,494

(1)	Greg McKee was considered the PEO through his retirement date, therefore his pay included in the Summary Compensation Table is not included here.
(2)	Phillip Branch was considered the Non-PEO NEO for the fiscal years in the chart above.
(3)	The following table sets forth the adjustments made during each year represented in the PVP Table to arrive at Compensation Actually Paid to PEO during 2023, 2022 and 2021 fiscal years.

Year	Salary ($)	Bonus ($)	Increase/(Deduction) for Change in Fair Value of Stock Awards Issued in Prior Year Still Outstanding at Year End ($)	Increase/(Deduction) for Change in Fair Value of Stock Awards Issued in Prior Year that Vested During the Current Year ($)	All Other Compensation ($)	Total ($)
2023	375,000	131,250	(33,571)	-	283,764	756,443
2022	354,333	138,278	(4,013)	(158)	53,266	541,707
2021	336,842	97,442	(158)	345	53,468	487,940

DIRECTOR COMPENSATION

During 2023, each of our directors, including Mr. McKee, who was an employee of the Company and an employee of the Bank, received an annual retainer of $18,300 and a year-end payment of $1,525. Directors who serve on the Bank’s loan committee received an additional $100 per month. Mr. McKee’s director fees are included in the “All Other Compensation” column of the Summary Compensation Table in the “Executive Compensation” section below.

We currently maintain two equity compensation plans for the benefit of our nonemployee directors, the 1999 Directors’ Stock Compensation Plan and the 2013 Incentive Compensation Plan. During 2023, 750 shares of restricted stock were granted to each of the directors under the 2013 Incentive Compensation Plan. We have no plans to grant future awards under the 1999 Directors’ Stock Compensation Plan.

Directors may elect to participate in the Directors’ Deferred Fee Plan maintained by the Bank. A participating director elects to defer all or part of his fees to a bookkeeping account maintained by the Bank for a period of ten years. Interest is credited to the account at 100% of Moody’s Average Corporate Bond Rate, subject to a contractual rate floor of 6.54%. Benefits are generally payable when a director attains age 70. The Bank has elected to purchase individual life insurance policies to fund its obligations under this plan.

The following table details the cash compensation, equity awards and change in the value of the deferred compensation arrangements for the year 2023.

Total 2023 Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Deferred Compensation	Total
Gregory E. Cronin	$19,825	$9,360	$-	$29,185
Jane D. Crosswhite	19,825	9,360	-	29,185
Craig Dungan, MD	19,825	9,360	17,864	47,049
Donald L. Kilgore	19,825	9,360	-	29,185
David A. King	21,025	9,360	18,647	49,032
Herbert A. King	19,825	9,360	-	29,185
Daniel Adam Mars	19,825	9,360	8,750	37,935
David P. Webb	21,025	9,360	13,492	43,877
Jason R. Voyles	20,125	9,360	-	29,485
Terrell E. Winstead	21,025	9,360	-	30,385
Greg L. McKee	15,250	9,360	18,204	42,814

(1)	Includes amounts voluntarily deferred to our deferred compensation plans.
(2)

Amounts represent the aggregate grant date fair value, as computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of 750 shares of stock granted to each director on April 26, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 22, 2024, each person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, excluding any director or officer whose ownership is reflected in the next table. Beneficial ownership has been determined under Rule 13d-3 under the Exchange Act and is based upon the number of shares of our common stock issued and outstanding as of March 22, 2024, which was 5,624,052.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

The Molpus Company and Richard H. Molpus, Jr. 502 Valley View Drive Philadelphia, Mississippi 39350	401,511 (1)	7.149%

(1)

Based upon a Schedule 13G/A filed jointly by the Molpus Company and Richard H. Molpus, Jr. on February 2, 2024 with the SEC. Of the shares of common stock, par value $0.20 per share, of Citizens Holding Company covered by that Schedule 13G/A, (i) 190,000 shares of our common stock are held by the Molpus Company; (ii) 99,233 shares of our common stock are owned by Mr. Molpus personally; and (iii) 112,278 shares of common stock that are owned by the Dick Molpus Foundation, a non-profit organization of which Richard H. Molpus, Jr., Terrell Winstead and Jimmy Jon Josey are directors and as to which Mr. Molpus has sole investment and voting power.

The following table includes information about the common stock owned by our directors, nominees and named executive officers as of March 22, 2024, including their name and the number of shares beneficially owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and is based upon the number of shares of our common stock issued and outstanding as of March 22, 2024, which was 5,624,052 shares, and the number of options exercisable within sixty days of March 22, 2024. Unless otherwise noted, these persons have sole voting power and investment power with respect to the listed shares (subject to any applicable community property laws). The address of each director and executive officer is Citizens Holding Company, 521 Main Street, Philadelphia, Mississippi 39350.

	Amount and Nature of Beneficial Ownership
	Direct	Options Exercisable Within 60 Days	Other		Total	Percent of Class
Directors and Nominees:

Craig Dungan, MD	97,121	-	273	(1)	97,394	1.7%

Jason R. Voyles	2,250	-	435	(2)	2,685	*

Donald L. Kilgore	12,503	-	-		12,503	*

David A. King	143,591	-	2,650	(3)	146,241	2.6%

Herbert A. King	127,594	-	11,396	(4)	138,990	2.5%

Daniel Adam Mars	30,264	-	-		30,264	*

David P. Webb	21,979	-	-		21,979	*

Terrell E. Winstead	22,899	-	-		22,899	*

Gregory E. Cronin	11,087	-	-		11,087	*

Jane D. Crosswhite	5,591	-	-		5,591	*

Greg L. McKee(5)	62,803	-	1,494	(5)	64,297	1.1%

Named Executive Officers:
Stacy M. Brantley	29,846	-	-		29,846	*

Phillip R. Branch	1,614	-	-		1,614	*

All directors, nominees and executive officers as a group (13 persons):	543,047	-	16,248		559,295	10.4%

*	Less than 1% of the outstanding common stock.
(1)	Indicates shares owned by Craig Dungan’s spouse in a retirement account as to which Dr. Dungan has no voting and investment control.
(2)	Indicates 435 shares owned by Jason R. Voyle’s spouse, who exercises sole voting and investment power with respect to the shares and as to which Mr. Voyles disclaims beneficial ownership.
(3)	Indicates 2,650 shares owned by David A. King’s spouse, who exercises sole voting and investment power with respect to the shares and as to which Mr. King disclaims beneficial ownership.
(4)	Includes 11,396 shares owned by K&D, L.P., a Mississippi limited partnership of which Mr. King is the controlling general partner and as to which shares Mr. King has sole voting and investment power.
(5)	Indicates shares owned by Greg L. McKee’s spouse in a retirement account of which Mr. McKee is the beneficiary.

The Company does not have any practices or policies regarding hedging or offsetting any decrease in market value of registrant equity securities.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2023.

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

Our directors and executive officers and their affiliates and associates have engaged in the following transactions with the Company.

In 2023 and 2022, the Company paid legal and other fees paid to the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz, PC of $62,000 and $49,000, respectively. As stated previously, Director David P. Webb is a partner of the law firm of Baker, Donelson, Bearman, Caldwell and Berkowitz, PC.

In addition, the Company also purchased insurance from Philadelphia Security Insurance in the amount of $265,000 for 2023 and $273,000 in 2022. Philadelphia Security Insurance is principally owned by director Jason R. Voyles’s father-in-law. The Company believes the premiums and terms of the insurance policies are no more favorable than could be obtained from a nonrelated party in an arm’s length transaction. Mr. Voyles does not benefit financially from this transaction as he has no ownership interest in Philadelphia Security Insurance.

Certain of our directors, nominees and officers, businesses with which they are associated and members of their immediate families are customers of the Bank and have had transactions with the Bank in the ordinary course of the Bank’s business. In the opinion of our Board of Directors, such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Policy Concerning Related Party Transactions

On December 19, 2006, our Board of Directors adopted a written related person transaction policy, entitled “Policy and Procedures With Respect To Related Person Transactions” (referred to as the “Related Person Policy”). The Related Person Policy is administered by our audit committee. It covers any transaction, relationship or arrangement (or series of transactions, relationships or arrangements) (1) in which we or any of our subsidiaries participate or will participate, (2) where the amount involved exceeds $50,000 and (3) in which any of the following persons or entities (referred to as “related persons”) has or will have a direct or indirect material interest: (x) any of our directors, executive officers, or any owner of 5% or more of our securities, (y) any immediate family member of any of the foregoing persons, or (z) any firm or other entity in which any of the foregoing persons is a partner, principal or holder of a 5% or greater beneficial ownership interest. Any covered transaction, relationship or arrangement is referred to as a “related person transaction.”

Identification of Potential Related Party Transactions

Pursuant to the Related Person Policy, the audit committee requires our directors and executive officers to compile a list of all related persons of the director or executive officer. Such information is also requested from owners of greater than 5% of our common stock. Nominees for election as a director and persons appointed as directors or executive officers also must compile a list of related persons for the audit committee. The directors and executive officers must provide the audit committee with updates of their list of related persons when necessary. The audit committee, in its discretion, may also examine publicly-available information to ensure that each list of related persons is accurate and complete.

Review and Approval of Related Party Transactions

Once a master list of related persons is prepared, the audit committee distributes this list to the loan committee and to our Treasurer and Chief Financial Officer, who will distribute the list to such other individuals as he deems appropriate. The loan committee and other individuals then use this master list to determine if any existing or proposed transaction is a related person transaction. If a proposed related person transaction is identified, then the audit committee gathers information about the transaction, including, among other things, (1) the related person involved, (2) the material facts of the proposed transaction, including the amount involved, (3) the benefits of the transaction to us, (4) the availability of other sources of comparable products or services, and (5) an assessment of whether the terms of the proposed transaction are comparable to those available to unrelated third parties.

With this information, the audit committee determines whether the proposed related person transaction should be approved. If an audit committee member has an interest in the subject transaction, he or she is not permitted to participate in the review of the transaction. Under the Related Person Policy, the audit committee may only approve a related person transaction that is in, or at least not inconsistent with, the best interests of us and our shareholders.

If the loan committee or any other person becomes aware of an ongoing related party transaction that the audit committee has not approved, then information about the transaction similar to that described above will be compiled. The audit committee will then determine whether the transaction should be ratified or, if possible, amended or terminated. If the related person transaction is already complete, the committee must determine whether it is appropriate to attempt to rescind the transaction. Under the Related Person Policy, the audit committee must request our Treasurer and Chief Financial Officer to review our controls and procedures to ascertain why the related person transaction was not submitted to the audit committee for its prior approval. Finally, under the Related Person Policy, the audit committee is charged with reviewing annually any previously approved or ratified related party transaction that has a remaining term of more than six months or has remaining amounts payable greater than $25,000. Based on this review, the audit committee must determine whether it is in the best interests of us and our shareholders to continue, modify or terminate any ongoing related party transaction.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that each of Craig Dungan, Jane D. Crosswhite, Donald L. Kilgore, Herbert A. King, David A. King, Daniel Adam Mars, David P. Webb, Terrell E. Winstead, and Jason R. Voyles is “independent” as defined in rule 2.5 of the OTCQX Rules for U.S. Companies.

Our Board of Directors considered certain relationships between our directors and nominees for director and us when determining each director’s or nominee’s status as an “independent director” under rule 2.5 of the OTCQX Rules for U.S. Companies. In particular, our Board of Directors noted that we engaged Baker, Donelson, Bearman, Caldwell & Berkowitz, PC, a law firm of which David P. Webb was a shareholder in 2023, to provide advice in various legal areas, including tax audits, employee benefits, civil litigation defense and general corporate law. Our Board of Directors determined that this relationship did not affect the status of Mr. Webb as an “independent director.” Additionally, Jason R. Voyles’s father-in-law, William G. Yates, Jr. is the principal owner of Philadelphia Security Insurance in which the Company purchased insurance policies from in 2023. The Company determined that this relationship did not affect the status of Mr. Voyles as an “independent director” as the Company has been using Philadelphia Security Insurance as its insurance provider for several years before Mr. Voyles was elected as a director and, in the opinion of the Company’s board of directors, this relationship would not interfere with Mr. Voyles’s exercise of independent judgment in carrying out his responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

HORNE LLP, an independent registered public accounting firm, has served as our auditor since December 31, 1998. The audit committee has appointed HORNE LLP to serve as auditor for the fiscal year ending December 31, 2024.

Fees related to services performed for us by HORNE LLP in fiscal years 2023 and 2022 are as follows:

	2023	2022
Audit Fees (1)	$347,254	$354,717
Audit-Related Fees (2)	-	-
Tax Fees (3)	37,500	36,300
All Other Fees	-	-
Total	$384,754	$374,759

(1)

Audit fees include fees and expenses associated with the audit of our annual financial statements, the reviews of the financial statements in our quarterly reports on Form 10-Q, and regulatory and statutory filings.

(2)	Audit-related fees primarily include professional services rendered for the audit of our employee benefit plans and technical accounting, consulting and research.
(3)

Tax fees and expenses include tax compliance services, tax advice, and tax planning assistance, all of which were pre-approved by the audit committee. All tax fees were permissible tax fees under SEC rules.

In accordance with the procedures set forth in its charter, the audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms of those services) to be performed for us by our independent auditor prior to engagement for the services, subject to the de minimis exceptions for non-audit services permitted by SEC rules and regulations. For fiscal years 2023 and 2022, none of the fees listed under Audit-Related Fees, Tax Fees or All Other Fees were covered by the de minimis exception. The chairman of the audit committee has been delegated the authority by the committee to pre-approve the engagement of the independent auditors when the entire committee is unable to do so. The chairman must report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

1.	Consolidated Financial Statements and Supplementary Information for years ended December 31, 2021, 2022 and 2023, which include the following:

(i)	Report of Independent Registered Public Accounting Firm (Financial Statements and Internal Control)

(ii)	Management’s Assessment of Internal Control over Financial Reporting

(iii)	Consolidated Statements of Condition

(iv)	Consolidated Statements of Income

(v)	Consolidated Statements of Comprehensive Income

(vi)	Consolidated Statements of Changes in Stockholders’ Equity

(vii)	Consolidated Statements of Cash Flows

(viii)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits required by Item 601 of Regulation S-K

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.
2.1	Agreement and Plan of Merger, dated as of May 21, 2019, by and among Citizens Holding Company, The Citizens Bank of Philadelphia and Charter Bank	8-K	May 21, 2019	2.1	000-25221
3(i)	Restated Articles of Incorporation of Citizens Holding Company	10-Q	May 10, 2017	3(A)	000-25221
3(ii)	Second Amended and Restated Bylaws of Citizens Holding Company, as amended	10-Q	May 10, 2017	3(B)	000-25221
4	Description of Common Stock				000-25221
10(1)	Citizens Holding Company Revolving Credit Loan Agreement	8-K	June 14, 2021	10(1)	000-25221
10(a)	Directors’ Deferred Compensation Plan - Form of Agreement †	10/A	June 21, 1999	10	000-25221
10(b)	Citizens Holding Company 1999 Directors’ Stock Compensation Plan †	10/A	June 21, 1999	10(A)	000-25221
10(c)	Citizens Holding Company 1999 Employees’ Long-Term Incentive Plan †	10/A	June 21, 1999	10(B)	000-25221
10(d)	Change in Control Agreement dated December 10, 2002 between Citizens Holding Company and Greg L. McKee †	10-K	March 31, 2003	10(D)	000-25221
10(e)	Supplemental Executive Retirement Plan †	10-K	March 16, 2005	10(F)	000-25221
10(f)	Citizens Holding Company 2013 Incentive Compensation Plan †	DEF-14A	March 21, 2013	A	000-25221
10(g)	Form of Incentive Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.1	000-25221
10(h)	Form of Non-Qualified Stock Option Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.2	000-25221
10(i)	Form of Restricted Share Award Agreement under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.3	000-25221
10(j)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Citizens Holding Company 2013 Incentive Compensation Plan †	8-K	April 25, 2013	10.4	000-25221
10(k)	Form of Voting Agreement, between Citizens Holding Company and certain shareholders of Charter Bank (included as an exhibit to the Agreement and Plan of Merger attached as Exhibit 2.1)	8-K	May 21, 2019	2.1	000-25221
10(l)	Citizens Holding Company Revolving Credit Loan Agreement	8-K	June 14, 2021	10(1)	000-25221
10(m)	First Amendment to Loan Agreement and Revolving Credit Note, as of June 26, 2023, between Citizens Holding Company and First Horizon Bank	10-Q	August 14, 2023	10(1)	000-25221
10(n)	Employment Agreement, dated January 11, 2023 by and between the Citizens Bank of Philadelphia and Stacy M. Brantley†	10-Q	May 15, 2023	10(1)	000-25221
13	2023 Annual Report to Shareholders +				000-25221
14	Code of Ethics ±	10-K	March 26, 2004		000-25221
21	Subsidiaries of Citizens Holding Company +				000-25221
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer +				000-25221
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer +				000-25221
32.1	Section 1350 Certification of Chief Executive Officer ++				000-25221

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number	SEC File No.
32.2	Section 1350 Certification of Chief Financial Officer ++				000-25221
101	Inline XBRL Exhibits +
104	Cover Page Interactive Data File (formatted as Inline EXBRL and contained in Exhibit 101)				000-25221

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K
+	Filed herewith
++	Furnished herewith
±	As updated on Citizens Holding Company’s
website, https://www.thecitizensbankphila.com/investor-relations/

ITEM 16.	FORM 10-K SUMMARY.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS HOLDING COMPANY

Date: March 29, 2024	By:	/s/ Stacy M. Brantley
Stacy M. Brantley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

SIGNATURES	CAPACITIES	DATE
/s/ Stacy M. Brantley Stacy M. Brantley	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024
/s/ Phillip R. Branch Phillip R. Branch	Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 29, 2024
/s/ Greg McKee Greg McKee	Director	March 29, 2024
/s/ Craig Dungan Craig Dungan, MD	Director	March 29, 2024
/s/ Jason R. Voyles Jason R. Voyles	Director	March 29, 2024
/s/ Donald L. Kilgore Donald L. Kilgore	Director	March 29, 2024
/s/ David A. King David A. King	Director	March 29, 2024
/s/ Herbert A. King Herbert A. King	Chairman of the Board	March 29, 2024
/s/ Adam Mars Adam Mars	Director	March 29, 2024
/s/ David P. Webb David P. Webb	Director	March 29, 2024
/s/ Jane D. Crosswhite Jane D. Crosswhite	Director	March 29, 2024
/s/ Terrell E. Winstead Terrell E. Winstead	Director	March 29, 2024
/s/ Gregory E. Cronin Gregory E. Cronin	Director	March 29, 2024